Form 10-Q
period 1993-12-31
ANDREW CORP
filed 1994-02-14
CIK 317093

                                     INDEX

                              ANDREW CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated condensed balance sheets--December 31, 1993 and September 30, 1993.

         Consolidated condensed statements of income--Three months ended December 31, 1993 and 1992.

         Consolidated condensed statements of cash flows--Three months ended December 31, 1993 and 1992.

         Notes to consolidated condensed financial statements--December 31, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II  OTHER INFORMATION
- --------------------------



Item 6.  Exhibits and Reports on Form 8-K.

EXHIBIT 11 - Computation of Earnings per Share.



SIGNATURES
- ----------

                ANDREW CORPORATION CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                      December 31  September 30
ASSETS                                                    1993         1993
                                                      -----------  ------------
                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $   7,736     $  21,729
  Accounts receivable, less allowance of (Dec. $3,496;
                                          Sep. $3,167)    113,952       107,276
  Inventories:
    Finished products                                      16,933        18,611
    Materials and work in process                          60,327        51,695
                                                        ---------     ---------
                                                           77,260        70,306

  Miscellaneous current assets                              3,571         3,309
                                                        ---------     ---------
                         TOTAL CURRENT ASSETS             202,519       202,620
OTHER ASSETS
  Cost in excess of net assets of businesses
    acquired, less amortization (Dec. $11,986,
                                 Sep. $11,310)             40,205        40,881
  Investment in affiliates                                 18,530        16,493
  Investments and other assets                              9,667         8,996

PROPERTY, PLANT AND EQUIPMENT                             212,954       207,511
  Less allowances for depreciation                       (143,231)     (139,398)
                                                        ---------     ---------
                                                           69,723        68,113
                                                        ---------     ---------
                                                        $ 340,644     $ 337,103
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $  17,525     $  18,561
  Accrued expenses and other liabilities                   23,862        19,170
  Compensation and related expenses                         8,708        15,950
  Income taxes                                             10,612        10,250
                                                        ---------     ---------
                         TOTAL CURRENT LIABILITIES         60,707        63,931

DEFERRED LIABILITIES                                        4,055         3,602

LONG-TERM DEBT                                             50,000        50,000

STOCKHOLDERS' EQUITY
  Common Stock - (par value $.01 a share)
    Authorized - 100,000,000
    Issued     -  30,435,882                                  203           203
  Additional paid-in capital                               28,551        28,448
  Retained earnings                                       256,961       250,534
  Foreign currency translation                             (5,792)       (5,410)
  Treasury stock, at cost (5,205,138 shares Dec.,
                           5,243,517 shares Sep.)         (54,041)      (54,205)
                                                        ---------     ---------
                                                          225,882       219,570
                                                        ---------     ---------
                                                        $ 340,644     $ 337,103
                                                        =========     =========

The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date. See notes to consolidated condensed financial statements.

                              ANDREW CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                   (In thousands, except per share amounts)

                                                 Three Months Ended
                                                     December 31
                                                -------------------
                                                  1993       1992
                                                --------   --------
Sales                                           $121,746   $101,032
Cost of products sold                             72,926     61,285
                                                --------   --------

          Gross profit                            48,820     39,747

Operating expenses:
  Sales and administrative                        31,324     26,566
  Research and development                         6,602      5,356
                                                --------   --------

                                                  37,926     31,922

Operating income                                  10,894      7,825

Other:
  Interest expense                                 1,235      1,574
  Interest income                                   (285)      (218)
  Other income                                       (98)    (1,103)
                                                --------   --------

                                                     852        253

Income before income taxes                        10,042      7,572

Income taxes                                       3,615      2,802
                                                --------   --------

Net income                                      $  6,427   $  4,770
                                                ========   ========

Net income per average share of common stock
  outstanding                                   $    .25   $    .19
                                                ========   ========

Average shares outstanding                        25,967     25,287
                                                ========   ========

           See notes to consolidated condensed financial statements.

                              ANDREW CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                      Three Months Ended
                                                         December 31
                                                      ------------------
                                                        1993      1992
                                                      --------  --------
Cash Flows from Operations
  Net income                                          $  6,427   $ 4,770
  Adjustments to net income
    Depreciation and amortization                        5,238     4,520
    (Increase) decrease in accounts receivable          (7,259)    6,340
    (Increase) decrease in inventories                  (6,771)    1,056
     Increase in prepaid expenses and other assets      (1,008)     (441)
     Decrease in accounts payable and other
      liabilities                                       (1,896)   (8,389)
    Other                                                  (18)     (151)
                                                      --------   -------

Net Cash provided by (used in) Operations               (5,287)    7,705

Investing Activities
  Increased investment in affiliates                    (2,037)   (1,382)
  Capital expenditures                                  (6,563)   (3,773)
  Proceeds from sale of property, plant,
    and equipment                                           70        59
                                                      --------   -------

Net Cash used in Investing Activities                   (8,530)   (5,096)

Financing Activities
  Payment of short-term borrowings                                (6,000)
  Payments on long-term debt                                         (90)
  Stock purchase and option plans                          110     2,319
                                                      --------   -------

Net Cash provided by (used in) Financing Activities        110    (3,771)

Foreign currency translation adjustments                  (286)   (1,167)
                                                      --------   -------
  Decrease for the period                              (13,993)   (2,329)

  Cash and cash equivalents at beginning of period      21,729     7,433
                                                      --------   -------

  Cash and cash equivalents at end of period          $  7,736   $ 5,104
                                                      ========   =======

           See notes to consolidated condensed financial statements.

                              ANDREW CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.


NOTE B--ACCOUNTS RECEIVABLE

At December 31, 1993 unbilled receivables of $13,120,000 are included in accounts receivable, compared to $8,936,000 of unbilled receivables at September 30, 1993. These amounts will be billed to customers in accordance with contract terms and delivery schedules, and are generally expected to be collected within one year.


NOTE C--INCOME TAXES

Effective October 1, 1993 Andrew Corporation changed it's method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes". Adoption of this statement did not have a material effect on the company's financial statements.


NOTE D--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective October 1, 1993. Adoption of this statement did not have a material effect on the company's financial statements.


NOTE E--STOCK SPLIT

On February 2, 1994 the company's Board of Directors declared a three-for-two stock split to stockholders of record on February 16, 1994, payable on March 2, 1994. On February 2, 1994 the Board of Directors approved an increase in the common stock authorized from 30,000,000 to 100,000,000. All share and per share amounts have been restated for all periods presented to reflect the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 1993 increased 20.5% to $121,746,000. The increase reflects higher coaxial cable sales due to strength in the cellular and land mobile markets, and the company's participation in construction of new cellular sites in Argentina. These increases were partially offset by softness in network products and government electronic businesses.
The Argentina contract added $7.4 million or approximately one-third of the sales increase compared to the December 1992 quarter.

Cost of goods sold as a percentage of sales dropped to 59.9% from 60.7% last year. The percentage improved slightly due to the increase in higher margin coaxial cable sales.

Sales and administrative expenses totalled $31,324,000 for the quarter ended December 31, 1993, up $4,758,000 from the prior year quarter. The growth reflects increased staffing in sales, marketing and product line management, primarily in Europe, and increased profit sharing expense. Research and development expenses grew by $1,246,000 due mainly to increased development costs for wireless telephone products. As a percent of sales, selling and administrative expenses were 25.7% of sales for the quarter ended December 31, 1993 versus 26.3% for the prior year quarter.

Other income was $98,000 for the quarter ended December 31, 1993 compared to $1,103,000 for the prior year quarter. Other income includes foreign exchange gains of $87,000 and $1,005,000 for the quarters ended December 31, 1993 and December 31, 1992, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations totalled $5,287,000, compared to net cash from operations of $7,705,000 for the prior year quarter. Growth in receivables and inventory accounted for most of the cash used. The increase in sales drove the growth in receivables. The growth in inventory reflects an increase in new orders and the Argentina contract.

PART II - OTHER INFORMATION
- ---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

    (a)   Exhibits:

          Exhibit 11 - Computation of earnings per share.

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                  EXHIBIT 11

                              ANDREW CORPORATION
                       Computation of Earnings Per Share
                   (In thousands, except per share amounts)

                                             Three Months Ended
                                                 December 31
                                             ------------------
                                                1993     1992
                                             --------- --------
PRIMARY EARNINGS PER SHARE

Average shares outstanding                      25,217   24,552

Net effect of dilutive stock options--
  based on the treasury stock method
  using average market price                       713      630
                                               -------  -------

                         TOTAL                  25,930   25,182
                                               =======  =======

Net income                                     $ 6,427  $ 4,770
                                               =======  =======

Per share amount                               $   .25  $   .19
                                               =======  =======

FULLY DILUTED EARNINGS PER SHARE (NOTE)

Average shares outstanding                      25,217   24,552

Net effect of dilutive stock options--
  based on the treasury method
  using quarter-end market price                   750      735
                                               -------  -------

                         TOTAL                  25,967   25,287
                                               =======  =======

Net income                                     $ 6,427  $ 4,770
                                               =======  =======

Per share amount                               $   .25  $   .19
                                               =======  =======

NOTE: This calculation is submitted in accordance with the Securities Exchange Act of 1934 Release No. 9038 although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.



NOTE: All amounts and per share amounts in this exhibit have been restated to reflect a three-for-two stock split to stockholders of record on February 16, 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ANDREW CORPORATION

Date       14 February 1994            F. L. English
    ---------------------------------  -------------------------------------
                                       F. L. English
                                       President and Chief Executive Officer



Date       14 February 1994            C. R. Nicholas
    ---------------------------------  -------------------------------------
                                       C. R. Nicholas
                                       Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer