Form 10-Q
period 1994-03-31
ANDREW CORP
filed 1994-05-13
CIK 317093

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1994
                               -------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from --------------------- to ----------------

                                                   Commission file number 0-9514
                                                                          ------

                              Andrew Corporation
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      36-2092797
- - ----------------------------------------            ----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

10500 W. 153rd Street, Orland Park, IL                        60462
- - ----------------------------------------            ----------------------------
(Address of principal executive offices)                    (Zip Code)

                                (708)  349-3300
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value--25,419,713 shares as of April 30, 1994
     --------------------------------------------------------------------

                                     INDEX

                               ANDREW CORPORATION


PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1. Financial Statements (Unaudited)

        Consolidated condensed balance sheets--March 31, 1994 and September 30, 1993.

        Consolidated condensed statements of income--Three months ended March 31, 1994 and 1993; Six months ended March 31, 1994 and 1993.

        Consolidated condensed statements of cash flows--Six months ended March 31, 1994 and 1993.

        Notes to consolidated condensed financial statements--March 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II  OTHER INFORMATION
- - --------------------------



Item 4. Submission of Matters to a Vote of Security Holders.

Item 6. Exhibits and Reports on Form 8-K.



EXHIBIT 11 - Computation of Earnings per Share.



SIGNATURES
- - ----------

                              ANDREW CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                              March 31         September 30
                                                                1994               1993
ASSETS                                                      -------------     --------------
                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                   $   9,745         $  21,729
  Accounts receivable, less allowance of (Mar. $2,915;          126,410           107,276
                                          Sep. $3,167)

  Inventories:
    Finished products                                            24,454            18,611
    Materials and work in process                                60,298            51,695
                                                              ---------         ---------
                                                                 84,752            70,306

  Miscellaneous current assets                                    4,142             3,309
                                                              ---------         ---------
                         TOTAL CURRENT ASSETS                   225,049           202,620
OTHER ASSETS
  Cost in excess of net assets of businesses
    acquired, less amortization          (Mar. $12,635
                                          Sep. $11,310)          39,555            40,881
  Investment in and advances to affiliates                       25,437            16,493
  Investments and other assets                                   13,259             8,996

PROPERTY, PLANT AND EQUIPMENT                                   216,517           207,511
  Less allowances for depreciation                             (146,717)         (139,398)
                                                              ---------         ---------
                                                                 69,800            68,113
                                                              ---------         ---------
                                                              $ 373,100         $ 337,103
                                                              =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                       $  10,501         $
  Accounts payable                                               19,709            18,561
  Accrued expenses and other liabilities                         27,111            19,170
  Compensation and related expenses                              13,961            15,950
  Income taxes                                                   11,399            10,250
                                                              ---------         ---------
                         TOTAL CURRENT LIABILITIES               82,681            63,931

DEFERRED LIABILITIES                                              4,253             3,602

LONG-TERM DEBT                                                   50,000            50,000

STOCKHOLDERS' EQUITY
  Common Stock - (par value $.01 a share)
    Authorized - 100,000,000
    Issued     -  30,435,882                                        304               203
  Additional paid-in capital                                     29,017            28,448
  Retained earnings                                             266,053           250,534
  Foreign currency translation                                   (6,302)           (5,410)
  Treasury stock, at cost (5,089,407 shares Mar.;
                           5,243,517 shares Sep.)               (52,906)          (54,205)
                                                              ---------         ---------
                                                                236,166           219,570
                                                              ---------         ---------
                                                              $ 373,100         $ 337,103
                                                              =========         =========


The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date. See notes to consolidated condensed financial statements.

                              ANDREW CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                   (In thousands, except per share amounts)


                                  Three Months Ended     Six Months Ended
                                        March 31             March 31
                                 --------------------  --------------------
                                   1994       1993       1994       1993
                                 ---------  ---------  ---------  ---------

Sales                            $142,159    $99,886   $263,905   $200,918
Cost of products sold              89,476     60,384    162,402    121,669
                                 --------    -------   --------   --------

          Gross profit             52,683     39,502    101,503     79,249

Operating expenses:
  Sales and administrative         30,665     25,877     61,989     52,443
  Research and development          6,346      5,486     12,948     10,842
                                 --------    -------   --------   --------

                                   37,011     31,363     74,937     63,285
                                 --------    -------   --------   --------

Operating income                   15,672      8,139     26,566     15,964

Other:
  Interest expense                  1,323      1,294      2,558      2,868
  Interest income                    (222)      (157)      (507)      (375)
  Other (income) expense              365       (201)       267     (1,304)
                                 --------    -------   --------   --------

                                    1,466        936      2,318      1,189
                                 --------    -------   --------   --------

Income before income taxes         14,206      7,203     24,248     14,775

Income taxes                        5,114      2,669      8,729      5,471
                                 --------    -------   --------   --------

Net income                       $  9,092    $ 4,534   $ 15,519   $  9,304
                                 ========    =======   ========   ========

Net income per average share
  of common stock outstanding    $    .35    $   .18   $    .60   $    .37
                                 ========    =======   ========   ========

Average shares outstanding         26,045     25,571     26,015     25,355
                                 ========    =======   ========   ========


           See notes to consolidated condensed financial statements.

                              ANDREW CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                           Six Months Ended
                                                                March 31
                                                         -------------------
                                                           1994       1993
                                                         --------   --------
Cash Flows from Operations
  Net income                                             $ 15,519   $  9,304
  Adjustments to net income
    Depreciation and amortization                          10,769     10,106
    Decrease (increase) in accounts receivable            (19,404)     1,677
    Decrease (increase) in inventories                    (14,460)        25
    Increase in prepaid expenses
      and other assets                                       (644)    (1,756)
    Increase in receivables from affiliates                (4,703)
    Increase (decrease) in accounts payable
      and other liabilities                                10,062     (9,463)
    Other                                                      (4)       100
                                                         --------   --------

  Net Cash provided by (used in) Operations                (2,865)     9,993

Investing Activities
  Increased investment in affiliates                       (8,944)    (2,746)
  Capital expenditures                                    (11,439)    (9,336)
  Proceeds from sale of property, plant,
    and equipment                                              80        322
                                                         --------   --------

  Net Cash used in Investing Activities                   (20,303)   (11,760)

Financing Activities
  Proceeds from (payment of) short-term borrowings         10,501     (2,550)
  Payments on long-term debt                                          (2,556)
  Stock purchase and option plans                             888      2,921
                                                         --------   --------

  Net Cash provided by (used in) Financing Activities      11,389     (2,185)

Foreign currency translation adjustments                     (205)    (1,311)
                                                         --------   --------
  Decrease for the period                                 (11,984)    (5,263)

Cash and cash equivalents at beginning of period           21,729      7,433
                                                         --------   --------

Cash and cash equivalents at end of period               $  9,745   $  2,170
                                                         ========   ========

           See notes to consolidated condensed financial statements.

                              ANDREW CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.


NOTE B--INCOME TAXES

Effective October 1, 1993 Andrew Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes". Adoption of this statement did not have a material effect on the Company's financial statements.


NOTE C--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective October 1, 1993. Adoption of this statement did not have a material effect on the Company's financial statements.


NOTE D--STOCK SPLIT

On February 2, 1994 the Company's Board of Directors declared a three-for-two stock split to stockholders of record on February 16, 1994, payable on March 2, 1994. On February 2, 1994 the stockholders approved an increase in the common stock authorized from 30,000,000 to 100,000,000. All share and per share amounts have been restated for all periods presented to reflect the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


RESULTS OF OPERATIONS


Net sales for the quarter ended March 31, 1994 increased 42% over the same period last year to $142.2 million, bringing the total for the first six months to $263.9 million, a 31% increase over the same period last year. The increase reflects strong demand for Andrew's wireless communication products and services, including revenue from the Company's participation in the construction of a major cellular system in Argentina. Revenues from the Argentina project were $24.5 million for the quarter and $31.9 million for the first six months. Although we expect additional revenue from Argentina in the second half of the year, it will not be at the same level as during the first six months. These increases were partially offset by weaker performances in the network products and government electronic businesses.

Cost of products sold as a percentage of sales for the quarter increased to 62.9%, up from 60.5% for the prior year quarter. For the first six months, cost of products sold was 61.5% of sales compared to 60.6% in the prior year. The increase for the quarter and the first six months reflects lower than average margins on the Argentina project.

Sales and administrative expenses increased 19% to $30.7 million for the quarter, and increased 18% to $62.0 million for the first six months. The increase for both periods represents Russian joint venture development expenses, increased staffing for European outreach programs, and increased profit sharing expense. Research and development expenses increased $860,000 for the quarter and $2.1 million during the first six months. This increase was primarily due to increased product development costs for the Company's wireless telephone and network product businesses.

Other expense for the quarter was $365,000, a $566,000 increase in expense compared to the prior year quarter. This expense increase primarily reflects prior year quarter foreign exchange gains of $155,000 compared to losses of $123,000 in the current quarter. Other expense for the first six months was $267,000, a $1.6 million increase in expense compared with the prior year. This increase in expense also reflects that the results for the first six months of the prior year included foreign exchange gains of $1.3 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the first six months totaled $2.9 million compared to net cash from operations of $10.0 million for same period last year. The cash used in operations primarily reflects that the Company's record orders and sales drove a $19.4 million increase in accounts receivable, and a $14.5 increase in inventories. The $8.9 million increase in investment in affiliates during the first six months reflects the Company's continuing investment in its Russian joint ventures. Short-term borrowings increased $10.5 million primarily to finance temporary investments in accounts receivable and inventory related to the Argentina project.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)   Andrew's Annual Meeting of Stockholders was held on February 2,
          1994.

(b) & (c)  Items held for vote                                Number of Shares Voted
                                             ----------------------------------------------------------
                                                  For                 Against               Abstentions
                                              -----------          --------------           ------------
           1.  Election of Directors

                 John G. Bollinger             16,916,358                                     4,781,781
                 Jon L. Boyes                  21,652,986                                        45,153
                 George N. Butzow              21,656,220                                        41,919
                 Kenneth J. Douglas            16,915,503                                     4,782,636
                 Floyd L. English              16,923,303                                     4,774,836
                 Donald N. Frey                21,654,915                                        43,224
                 Carole M. Howard              21,648,116                                        50,023
                 Armand J. Wade                21,654,417                                        43,722

           2.  Increase authorized
               shares of common stock from
               30,000,000 to 100,000,000       17,763,572             3,847,864                  86,703

           3.  Replacement of Andrew
               Employee Stock Purchase
               Plan                            20,851,229               278,308                 568,602

           4.  Ratify appointment of
               Ernst & Young as independent
               public auditors for Fiscal
               1994.                           21,651,530                19,123                  27,486

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit 11 - Computation of earnings per share.

     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1994.

   Note: Share amounts in this exhibit have been restated to reflect a three-for-two stock split to stockholders of record on February 16, 1994.

                                  EXHIBIT 11

                               ANDREW CORPORATION
                       Computation of Earnings Per Share
                    (In thousands, except per share amounts)


                                    Three Months Ended   Six Months Ended
                                         March 31             March 31
                                    ------------------   -----------------
                                      1994      1993      1994      1993
                                    -------   --------   ------   --------

PRIMARY EARNINGS PER SHARE

Average shares outstanding           25,277    24,869    25,247   24,708

Net effect of dilutive stock
  options--based on the treasury
  stock method using average
  market price                          749       702       693      647
                                    -------   -------   -------  -------

          TOTAL                      26,026    25,571    25,940   25,355
                                    =======   =======   =======  =======

Net income                          $ 9,092   $ 4,534   $15,519  $ 9,304
                                    =======   =======   =======  =======

Per share amount                    $   .35   $   .18   $   .60  $   .37
                                    =======   =======   =======  =======

FULLY DILUTED EARNINGS PER
  SHARE

Average shares outstanding           25,277    24,869    25,247   24,708

Net effect of dilutive stock
  options--based on the treasury
  stock method using average
  market price in 1993, and
  quarter-end market price
  in 1994                               768       702       768      647
                                    -------   -------   -------  -------

         TOTAL                       26,045    25,571    26,015   25,355
                                    =======   =======   =======  =======

Net income                          $ 9,092   $ 4,534   $15,519  $ 9,304
                                    =======   =======   =======  =======
Per share amount                    $   .35   $   .18   $   .60  $   .37
                                    =======   =======   =======  =======


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



                                                 ANDREW CORPORATION



Date            13 May 1994               F. L. English
    ----------------------------------    -------------------------------------
                                          F. L. English
                                          President and Chief Executive Officer



Date            13 May 1994               C. R. Nicholas
    ------------------------------------  -------------------------------------
                                          C. R. Nicholas
                                          Vice President, Finance and
                                          Chief Financial Officer