Form 10-Q
period 1994-06-30
ANDREW CORP
filed 1994-08-12
CIK 317093

                                   FORM  10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1994
                              ------------------------------------
                                              OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from -------------------------- to ------------------
                                              Commision file number   0-9514
                                                                    -----------
                         Andrew Corporation
- - -------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                       Delaware                          36-2092797
- - ----------------------------------------    -----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                        Identification No.)

10500 W. 153rd Street, Orland Park, IL                   60462
- - ----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                         (708)  349-3300
- - -------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                         No Change
- - -------------------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X      No
                                           --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock,    $.01 Par Value-- 25,448,108 shares as of July 31, 1994
   ---------------------------------------------------------------------------

                                   INDEX

                              ANDREW CORPORATION

PART I.    FINANCIAL INFORMATION
- - --------------------------------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated condensed balance sheets-- June 30, 1994 and September 30, 1993.

         Consolidated condensed statements of income-- Three months ended June 30, 1994 and 1993; Nine months ended June 30, 1994 and 1993.

         Consolidated condensed statements of cash flows-- Nine months ended June 30, 1994 and 1993.

         Notes to consolidated condensed financial statements-- June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.    OTHER INFORMATION
- - --------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBIT 11- Computation of Earnings per Share.

SIGNATURES
- - ----------------------
                                              -1-

                              ANDREW CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)

                                               June 30             Sept. 30
                                                 1994                1993
                                               --------            --------
ASSETS                                         (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                  $ 20,233            $ 21,729
   Accounts receivable,
     less allowance  (Jun.  $2,882;            120,484             107,276
                      Sep.  $3,167)
   Inventories:
    Finished products                           31,823              18,611
    Materials and work in process               55,540              51,695
                                              ---------           ---------
                                                87,363              70,306
   Miscellaneous current assets                  4,189               3,309
                                              ---------           ---------
            TOTAL CURRENT ASSETS               232,269             202,620

OTHER ASSETS
   Costs in excess of net assets of
   businesses  acquired, less amortization
   (Jun. $13,285;  Sep. $11,310)                38,911              40,881

   Investment in and advances to affiliates     26,380              16,493
   Investments and other assets                 14,643               8,996

PROPERTY, PLANT AND EQUIPMENT                  220,857             207,511
   Less allowances for depreciation           (151,237)           (139,398)
                                              ---------           ---------
                                                69,620              68,113
                                              ---------           ---------
                                              $381,823            $337,103
                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                           $ 23,061            $ 18,561
   Accrued expenses and other liabilities       25,952              19,170
   Compensation and related expenses            16,995              15,950
   Income taxes                                 10,001              10,250
                                              ---------           ---------
            TOTAL CURRENT LIABILITIES           76,009              63,931

DEFERRED LIABILITIES                             4,697               3,602

LONG-TERM DEBT                                  50,000              50,000

STOCKHOLDERS' EQUITY
   Common Stock- (par value $.01 a share)
        Authorized - 100,000,000
        Issued     -  30,435,882                   304                 203
   Additional paid-in capital                   29,429              28,448
   Retained earnings                           277,121             250,534
   Foreign currency translation                 (2,936)             (5,410)
   Treasury stock, at cost (4,988,264
   shares Jun.;  5,243,517 shares Sep.)        (52,801)            (54,205)
                                              ---------           ---------
                                               251,117             219,570
                                              ---------           ---------
                                              $381,823            $337,103
                                              =========           =========

The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date. See notes to consolidated condensed financial statements.
                                              -2-

                              ANDREW CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                   (In thousands, except per share amounts)

                                    Three Months Ended    Nine Months Ended
                                         June 30               June 30
                                    -------------------  ------------------
                                       1994      1993      1994      1993
                                    --------- --------- --------- ---------

Sales                               $135,970  $110,474  $399,875  $311,392
Cost of products sold                 77,232    64,345   239,634   186,014
                                    --------- --------- --------- ---------
   Gross profit                       58,738    46,129   160,241   125,378

Operating expenses:
   Sales and administrative           32,333    29,319    94,322    81,762
   Research and development            6,045     5,180    18,993    16,022
                                    --------- --------- --------- ---------
                                      38,378    34,499   113,315    97,784
                                    --------- --------- --------- ---------
Operating income                      20,360    11,630    46,926    27,594

Other:
   Interest expense                    1,257     1,328     3,815     4,196
   Interest income                      (259)     (142)     (766)     (517)
   Other (income) expense              2,068       204     2,335    (1,100)
                                    --------- --------- --------- ---------
                                       3,066     1,390     5,384     2,579
                                    --------- --------- --------- ---------
Income before income taxes            17,294    10,240    41,542    25,015
Income taxes                           6,226     3,784    14,955     9,255
                                    --------- --------- --------- ---------
Net income                          $ 11,068  $  6,456  $ 26,587  $ 15,760
                                    ========= ========= ========= =========
Net income per average share
   of common stock outstanding      $    .42  $    .25  $   1.02  $    .62
                                    ========= ========= ========= =========
Average shares outstanding            26,142    25,673    26,025    25,524
                                    ========= ========= ========= =========

         See notes to consolidated condensed financial statements.
                                              -3-

                       ANDREW CORPORATION
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)

                                                  Nine Months Ended
                                                      June 30
                                              -----------------------------
                                                 1994                1993
                                              ---------           ---------
Cash Flows from Operations
  Net income                                  $ 26,587            $ 15,760
  Adjustments to net income
   Depreciation and amortization                16,153              15,480
   Decrease(increase) in
     accounts receivable                       (11,889)              1,881
   (Increase) in inventories                   (15,759)             (1,178)
   (Increase) in prepaid expenses
    and other assets                              (727)               (690)
   (Increase) in receivables from affiliates    (5,928)
   Increase in accounts payable and
     other liabilities                          14,229               3,750
Other                                              101               1,049
                                              ---------           ---------
Net Cash from Operations                        22,767              36,052

Investing Activities
  Capital expenditures                         (16,371)            (13,937)
  Proceeds from sale of property, plant,
       and equipment                               251                 481
  Investment in affiliates                      (9,887)             (3,688)
                                              ---------           ---------
Net Cash used in Investing Activities          (26,007)            (17,144)

Financing Activities
  Payments on short-term borrowings                                 (3,827)
  Payments on long-term debt                                        (8,000)
  Stock purchase and option plans                1,258               3,036
                                              ---------           ---------
Net Cash provided by (used in)
  Financing Activities                           1,258              (8,791)
Foreign currency translation adjustments           486              (1,528)
                                              ---------           ---------
  Increase (decrease) for the period            (1,496)              8,589
Cash and cash equivalents at
  beginning of period                           21,729               7,433
                                              ---------           ---------
Cash and cash equivalents at end of period    $ 20,233            $ 16,022
                                              =========           =========

         See notes to consolidated condensed financial statements.
                                              -4-

                       ANDREW CORPORATION
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A-- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.

NOTE B-- INCOME TAXES

Effective October 1, 1993 Andrew Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes". Adoption of this statement did not have a material effect on the Company's financial statements.

NOTE C-- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective October 1, 1993. Adoption of this statement did not have a material effect on the Company's financial statements.

NOTE D-- STOCK SPLIT

On February 2, 1994 the Company's Board of Directors declared a three-for-two stock split to stockholders of record on February 16, 1994, payable on March 2, 1994. On February 2, 1994 the stockholders approved an increase in the common stock authorized from 30,000,000 to 100,000,000.
All share and per share amounts have been restated for all periods presented to reflect the stock split.
                                              -5-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS

THREE MONTHS ENDING JUNE 30, 1994 AND 1993

Sales increased to $136.0 million, a 23% increase over the same period last year. The strong performance primarily reflects continuing global demand for Andrew's wireless communication products and services.

Cost of products sold as a percentage of sales decreased marginally to 57% compared to 58% during the same period last year.

Sales and adminstrative expenses were $32.3 million, a 10% increase over the same period last year. The $3.0 million increase primarily reflects wireless telephone product selling expense, and administrative expense related to the Company's Russian joint ventures. Sales and administrative expenses as a percent of sales were 24%, a 3% decrease compared to the same quarter in 1993.

Other expenses were $2.1 million, an increase of $1.9 million compared to the same period last year. Foreign exchange losses accounted for $1.3 million of the increase.

NINE MONTHS ENDING JUNE 30, 1994 and 1993

Sales increased to $399.9 million, a 28% increase over the first nine months of fiscal year 1993. The increase reflects strong demand for Andrew's wireless communication products, including the Company's participation in the construction of a major cellular turnkey system in Argentina. Revenue from the Argentina project totaled $38.3 million for the first nine months of fiscal year 1994.

Cost of products sold as a percentage of sales was 60%, which was consistent with the results of the same period last year.

Sales and administrative expenses were $94.3 million, an increase of 15% over the same period last year. The increase reflects joint venture development expense, wireless telephone product selling expense, and profit sharing expense. As a percent of sales, sales and administrative costs were 24%, a 2% decrease compared to the same period last year.

Research and development expenses were $19.0 million, a 19% increase over the first nine months of the prior fiscal year. This increase reflects the Company's commitment to develop new products, such as the new wireless telephone accessories products. As a percent of sales, research and development cost was 5% in both periods.

Other expenses totaled $2.3 million, up $3.4 million compared with the same period last year. This increase reflects $1.4 million in foreign exchange losses recorded during the first nine months of fiscal year 1994, compared to $1.1 million in foreign exchange gains recorded during the same period of fiscal year 1993.

                   LIQUIDITY AND CAPITAL RESOURCES

Cash from operations was $22.8 million for the first nine months of fiscal year 1994, compared to $36.1 million for the same period last year. The decrease reflects a net increase of $13.4 million in trade receivables, trade payables and inventory compared to September
30, 1993. This net increase reflects the Company's record sales growth which pushed receivables and inventory higher.

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

         (a)     Exhibits:

                    Exhibit 11- Computation of earnings per share.

         (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ANDREW CORPORATION

Date  August 12, 1994                F. L. English
    -------------------------        ----------------------------------------
                                     F. L. English
                                     President and Chief Executive Officer

Date  August 12, 1994                C. R. Nicholas
    -------------------------        ----------------------------------------
                                     C. R. Nicholas
                                     Vice President, Finance and
                                     Chief Financial Officer