Form 10-K405
period 1994-09-30
ANDREW CORP
filed 1994-12-22
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
(X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994.

                                  OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                      COMMISSION FILE NUMBER 0-9514

                       ANDREW CORPORATION
       -----------------------------------------------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    DELAWARE                                              36-2092797
  -------------------------------                    -------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     identification No.)

         10500 W. 153RD STREET, ORLAND PARK, ILLINOIS 60462
         -----------------------------------------------------
         (Address of principal executive offices and zip code)

                       (708) 349-3300
         -----------------------------------------------------
         (Registrant's telephone number, including area code:)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           TITLE OF EACH CLASS
                           -------------------
                       Common Stock, $.01 par value
                       Common Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X   No
                                ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 21, 1994 was $1,311,062,176. The number of outstanding shares of the Registrant's common stock as of that date was 25,581,701.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 1994 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual stockholders' meeting to be held February 8, 1995 are incorporated by reference into Part III.

                                                      PART I
ITEM 1-BUSINESS

GENERAL

     Andrew Corporation ("Andrew" or the "Company") was reincorporated in Delaware in 1987. The Company previously was incorporated in Illinois in 1947 as the successor to a partnership founded in 1937. Its executive offices are located at 10500 West 153rd Street, Orland Park, Illinois, 60462, which is approximately 25 miles southwest of Chicago's loop. Unless otherwise indicated by the context, all references herein to Andrew include Andrew Corporation and its subsidiaries.

     Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, governmental and military customers. Its principal products include coaxial cables, microwave antennas for point-to-point communication systems, special purpose antennas for commercial, government and military end use, antennas and complete earth stations for satellite communication systems, electronic radar systems, communication reconnaissance systems, connectivity devices for use in communication systems, and related ancillary items and services. These products are frequently sold as integrated systems rather than as separate components. Andrew conducts manufacturing operations, primarily from ten locations in the United States and from four locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 44% of Andrew's net sales in 1994, 41% in 1993, and 38% in 1992.

     During the year the Company operated in three strategic business areas, Commercial, Government and Network. The Commercial business supplies coaxial cable and antenna system equipment to telecommunications companies and agencies. The Government business supplies specialized antenna systems, electronic radar systems, communication reconnaissance systems, coaxial cable, standard antennas, and fully integrated systems to various United States government agencies and friendly foreign governments. The Network business supplies products and services through value added and other resellers to data processing organizations that support the interconnectivity needs of computer networks.

        Information concerning Andrew's net sales (intersegment sales are insignificant), operating profit and assets employed attributable to each business area for fiscal 1994, 1993, and 1992, is included in the "Industry Segment Information" note to Consolidated Financial Statements included on page 33 of the 1994 Annual Report to Stockholders and incorporated herein by reference.

PRODUCTS AND SERVICES

     The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three years:

                                         Year Ended September 30
                                1994              1993              1992
                             ---------------------------------------------------
                                         (Dollars in thousands)

Coaxial Cable Systems and
  Bulk Cables                $248,613   45%    $175,811   41%    $162,801   37%

Microwave Antenna Systems     107,455   19       94,152   22       95,894   22

Special Antennas and Other    107,074   19       55,143   13       79,109   18

Earth Station Antennas         19,246    4       20,929    5       18,209    4

Defense Electronics            19,026    3       23,407    5       25,696    6

Network Products               52,208    9       57,681   13       55,687   12

Other                           4,835    1        3,697    1        4,612    1
                             --------   ---    --------   ---    --------   ---

                             $558,457   100%   $430,820   100%   $442,008   100%
                             ========   ===    ========   ===    ========   ===

Sales for the Company's business areas during the last three years were as follows:

                                        Year Ended September 30
                                1994             1993              1992
                     -----------------------------------------------------
                                         (Dollars in thousands)

Commercial                   $457,803          $315,484          $315,906
Government                     43,611            53,958            65,803
Network                        52,208            57,681            55,687
Other                           4,835             3,697             4,612
                             --------          --------          --------
                             $558,457          $430,820          $442,008
                             ========          ========          ========

PRINCIPAL PRODUCTS

COMMERCIAL BUSINESS

Coaxial Cable Systems and Bulk Cables:

     Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor. It is principally used to carry radio frequency signals at frequencies up to 2 GHz.

     Waveguides are tubular conductors, the dimensions and manufacturing tolerances of which are related to operating frequency. Waveguides find greatest application at frequencies above 2 GHz, although they are also used in UHF-TV broadcasting at frequencies in hundreds of megahertz. Andrew manufactures waveguides with rectangular, circular and elliptical cross-sections. Most of Andrew's waveguides are sold as part of its antenna systems.

Andrew sells its semi-flexible cables and waveguides under the trademark HELIAX(R).

Microwave Antenna Systems:

     A "microwave antenna system," as this term is used by Andrew, consists of one or more microwave antennas, waveguides or coaxial cables connecting antennas to transmitters or receivers, a tower to support the antennas, an equipment shelter to house transmitters and receivers, various ancillary items, and field installation services. If sold without a supporting tower, equipment shelter or field installation, microwave antennas with their connecting cables or waveguides are still considered by Andrew to be "microwave antenna systems."

     Land-based microwave radio networks are commonly used by telecommunications companies for intercity telephone, telex, video and data transmission. They are also used for more specialized purposes by pipeline companies, electric utilities and railroads.

Special Antennas and Other:

     Andrew also manufactures and sells several types and configurations of special application antennas. Applications include cellular systems, navigation, FM and television broadcasting, multipoint distribution services and instructional television. As with microwave antennas, Andrew considers sales of special antennas and other various components used in the cellular market (shelters and towers) and the installation of these components to be part of a "cellular system."

     The company also designs and installs its proprietary distributed communication systems. These systems permit in-building and enclosed area access for all types of wireless communications. These systems utilize the company's semi-flexible coaxial cable sold under the tradename RADIAX(R).

Earth Station Antennas:

     Earth station antenna systems manufactured by Andrew are used at earth terminals to receive signals from, and transmit signals to, communication satellites in equatorial orbit. System elements include an antenna, from 6 to 40 feet in diameter, and may also include electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. Andrew earth station antenna systems in all sizes are used in various countries to broadcast and transmit programs, both to CATV operators and to VHF or UHF broadcast stations, as well as long distance transmission of conventional telecommunications traffic.

GOVERNMENT BUSINESS

Defense Electronics:
     Andrew manufactures electronic scanning and communication receiver systems, which are designed to search and monitor the electromagnetic spectrum from 20 MHz to 40 GHz. These systems are purchased primarily for intelligence gathering in strategic surveillance operations which emphasize highly sensitive reception of weak signals as well as accuracy of signal analysis data. The Company's highly automated receiver systems are subsystems that are incorporated into fully-integrated systems which, in addition to the Company's receiving and analyzing equipment, include antennas and other equipment necessary to carry out the overall electronic reconnaissance operation.

The  Company is also engaged  in the  supply  of fully  integrated  electronic
surveillance systems, both  for  military  radar   reconnaissance   and  for
non-military communications monitoring. These surveillance systems are custom designed by the Company's engineering staff to meet customer requirements.

Other Products:
     The  Company also  supplies  specialized   microwave  antenna  systems  to
governmental agencies and the military. In addition, coaxial cables are used in military countermeasure devices, radar and specialized instrumentation applications.

Earth station antenna systems and special application antennas are used for broadcasting programs and operational traffic to military bases and telemetry traffic associated with widely dispersed environmental monitoring stations.

Andrew also manufactures pedestals and electronic controls for radio frequency and optical systems used in military and defense markets.

NETWORK BUSINESS

     Andrew designs, manufactures and markets advanced connectivity solutions for IBM mainframe, and token ring systems. Products include protocol convertors, local area network (LAN) gateways, terminal emulators, file transfer software, multistation access units, adapter cards, repeaters, bridges and routers. In addition, Andrew supplies channel interface products which provide direct channel links between IBM or plug-compatible host computers and non-IBM devices and networks, terminal to mainframe computer adapters and emulators for PCs and printers, emulation for Macintosh devices and wiring products such as baluns and
star panels  that  provide   cost-effective   wiring  connections  for  network
communications equipment.

INTERNATIONAL ACTIVITIES

     Andrew's international operations represent a substantial portion of its overall operating results and asset base. Manufacturing facilities are located in Canada, Australia, and the United Kingdom. Andrew's plants in the United States also ship significant amounts of manufactured goods to export markets. In Russia, Andrew participates in joint ventures that operate fiber optic telecommunication networks and manufacture sophisticated microwave antennas.

     During fiscal 1994 sales of products exported from the United States or manufactured abroad were $244,785,000 or 44% of total sales compared with $175,811,000 (41%) in fiscal 1993 and $167,972,000 (38%) in fiscal 1992. Exports from the United States amounted to $101,829,000 in fiscal 1994, $54,253,000 in fiscal 1993, and $49,482,000 in fiscal 1992.

     Sales and income before income taxes on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Geographic Area Information" to Consolidated Financial Statements included on page 32 of the 1994 Annual Report to Stockholders, incorporated herein by reference.

     Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets tends to mitigate these risks.

MARKETING AND DISTRIBUTION

COMMERCIAL BUSINESS

     Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Atlanta, Dallas, Los Angeles, New York, San Francisco, Washington, D.C., Essen and Munich (Germany), London (England), Madrid (Spain), Mexico City
(Mexico),   Milan (Italy), Paris (France), Tokyo (Japan),  and  Zurich
(Switzerland). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with modest sales potential.

     Approximately one-half of Andrew's products are sold directly to end users. Most of the remainder is sold to radio equipment companies which install Andrew's products as part of a total system, with the balance being sold through dealers and jobbers. Small or medium-size orders are normally shipped from inventory; delivery schedules on larger orders are negotiated, but seldom exceed five months. Andrew's sales are principally standard, proprietary items although unique specifications or features are incorporated for special order situations.

     Because most of Andrew's business is derived from large telecommunications system operators and the radio equipment manufacturers who supply this industry, Andrew has tailored its business strategy to serve the needs of technically sophisticated buyers. In particular, Andrew has emphasized the compatibility of antennas, transmission lines and related components in order to optimize their performance as an integrated subsystem.

GOVERNMENT BUSINESS

     The specialized needs of the Company's customers and the technology required to meet those needs change constantly. Accordingly, the Company stresses its engineering, installation, service and other support capabilities to its government and military customers. To provide close communication with these customers and to discern developments and trends in procurement requirements, the Company has established a team of sales engineers located in five offices in the United States and one office in the United Kingdom. The Company also utilizes sales representatives in the United Kingdom, Germany and the Middle East. In addition, technical program support and direct sales engineering are performed at each location. The Company places great emphasis in its marketing on extensive personal contact and continuous consultation with its customers in an attempt to meet current technical requirements and anticipated future requirements and to learn of upcoming procurement programs in which its products may have application.

NETWORK BUSINESS

     The Company's Network business emphasizes support of three major computer connectivity market segments: mainframe interface, microcomputer to IBM midrange access, and token ring local area networking (LAN). Due to the specialized customer needs within these markets, each area has distinct marketing and distribution channels. Mainframe products are sold to Original Equipment Manufacturers (OEMs) and a select group of specialized system integrators whose focus is on the mainframe computer user. In the midrange area, the Company concentrates on a large group of highly specialized midrange computer dealers, and Value-Added Resellers (VARs). LAN products are sold through a distribution network of VARs, resellers and telesales. In addition, Andrew maintains business partner relationships with a select group of systems integrators in order to provide strong high-end product support channels for customers. Service and technical support is an integral part of the Company's sales program for all product groups and is provided either by the VAR or directly by the factory.

MAJOR CUSTOMERS

     Andrew serves more than 6,000 customers in more than 100 countries. In the last three years, aggregate sales to the ten largest customers averaged approximately 25% of aggregate consolidated sales. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

     In  fiscal  1994,   1993  and 1992  direct  and  indirect  sales  to  U.S.
governmental  agencies amounted to $27,840,000,  $31,257,000,  and $38,295,000, respectively.

MANUFACTURING AND RAW MATERIALS

     Andrew generally develops, designs, fabricates, manufactures and assembles the products which it sells. In the Commercial business, cable and waveguide products are produced at its plants in Illinois and the United Kingdom. Parabolic antenna reflectors are manufactured primarily in Texas. Self-supporting and guyed towers are also manufactured in Texas. Equipment shelters are manufactured in Texas and Georgia.

     Andrew's defense electronic products are manufactured in plants located in Texas and Australia. The Company's products are manufactured from both standard components and parts that are built to the Company's specifications by other manufacturers. A large number of the Company's products contain multiple microprocessors for which proprietary machine readable software is designed by the Company's engineers and technicians.

     Network   products  are  produced  at  plants  in  California,   Texas  and
Washington. The production process principally entails assembly of electronic components.

     Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for any significant portion of materials used in its products.

RESEARCH AND DEVELOPMENT

     Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 1994, 1993 and 1992 Andrew spent $25,707,000, $22,011,000, and $20,156,000, respectively on research and development activities.

     Andrew holds approximately 241 active patents expiring at various times between 1995 and 2011, relating to its products and attempts to obtain patent protection for significant developments whenever possible. The Company does not consider patents to be material to its operations nor would the loss of any patents have a materially adverse effect on operations.

COMPETITION

COMMERCIAL

     Many large manufacturers of electrical or radio equipment, some of which have substantially greater financial resources than Andrew, compete with a portion of Andrew's antenna systems equipment and coaxial cable product lines. In addition, there are a number of small independent companies that compete with portions of these product lines. Andrew has traditionally focused on specific specialized fields within the marketplace which require sophisticated technology and support services. Andrew competes principally on the basis of product quality, service, and continual technological enhancement of its products.

GOVERNMENT

     There are numerous manufacturers of electronic radar systems, communication reconnaissance systems and specialized antenna systems that supply their equipment to United States government agencies and friendly foreign governments. There is substantial competition within the market and the Company is not a major competitor. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, the Company competes primarily on the basis of its ability to provide state-of-the-art solutions in this technologically demanding marketplace while maintaining its competitive pricing.

NETWORK
     Within the corporate network communications market, Andrew's principal competitor is IBM which provides similar products across Andrew's product line. There are also numerous other manufacturers that compete with portions of Andrew's product line. Andrew's principal bases of competition within this market are product quality and reliability and product support.

BACKLOG AND SEASONALITY

     The following table sets forth the backlog of orders believed to be firm in each of Andrew's businesses (government orders included herein are funded orders):

                                          $000
                        Orders to be Shipped as of September 30
                         1994                             1993
              ----------------------           ----------------------
                           After                            After
              12 Months    12 Months           12 Months    12 Months
              ---------    ---------           ---------    ---------
Commercial    $65,200      $   600             $62,900      $   700
Government     16,900            0              20,200          900
Network           900            0               1,200            0
Other             900            0               1,200            0
              -------      -------             -------      -------
              $83,900      $   600             $85,500      $ 1,600
              =======      =======             =======      =======

     In the Commercial and Government businesses, Andrew can experience quarterly fluctuations in the level of sales. The variability in recent years has been demonstrated by typically higher sales and net income in the second six months of the fiscal year, particularly in the fiscal fourth quarter. The primary reason for this pattern is the need of northern hemisphere customers to complete installations during warm weather months. The fiscal fourth quarter can also be affected by the timing of sales to U.S. governmental agencies. Other factors which can cause quarterly fluctuations in net sales and net income include variability of shipments under large contracts and variations in product mix and in profitability of individual orders. These variations can be expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

ENVIRONMENT

     The Company engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such regulations does not currently have a significant effect on the Company's capital expenditures, earnings, or competitive position. In addition, the Company has no knowledge of any environmental condition(s) which might individually or in the aggregate have a material adverse effect on the Company's financial condition.

EMPLOYEES

     At September 30, l994, Andrew had 3096 employees, of whom 2445 were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations and believes that such relations are good.

REGULATION

     Andrew is not directly regulated by any governmental agency in the United States. Most of its customers and the telecommunications industry generally, are subject to regulation by the Federal Communications Commission (the "FCC"). The FCC controls the allocation of transmission frequencies and the performance characteristics of earth station antennas. As a result of these controls, Andrew's antenna design specifications must be conformed on an ongoing basis to meet FCC requirements. This regulation has not adversely affected Andrew's operations.

     Outside of the United States, where many of Andrew's customers are government owned and operated entities, changes in government economic policy and communications regulation have affected in the past, and may be expected to affect in the future, the volume of Andrew's non-U.S. business. However, the effect of regulation in countries other than the U.S. in which Andrew does business has generally not been detrimental to Andrew's non-U.S. operations taken as a whole.

GOVERNMENT CONTRACTS

     Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $27,840,000 in 1994, $31,257,000 in 1993, and $38,295,000 in 1992. These contracts are typically less than 12 months in duration.

     Andrew, in common with other companies which derive a portion of their revenues from the United States Government, is subject to certain basic risks, including rapidly changing technologies, changes in levels of defense spending, and possible cost overruns. Recognition of profits is based upon estimates of final performance which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance.

     All United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination.

ITEM 2-PROPERTIES

  Andrew has fourteen manufacturing facilities, thirty-four engineering and sales administration locations and two distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

                                       Approximate
                                       floor area in
Location                               square feet     Principal Use                Owned/Leased
- - - --------                               ---------       -------------                ------------
Orland Park, Illinois                    554,000       Commercial and Government    Owned
Denton, Texas                            190,000       Commercial and Government    Owned
Newnan, Georgia                          103,000       Commercial                   Owned
Garland, Texas                            85,000       Government                   Owned
Torrance, California                      43,000       Network                      Leased
                                         -------
  U.S. sub-total                         975,000

Whitby, Ontario, Canada                   92,000       Commercial and Government    Owned
Campbellfield, Victoria, Australia       115,000       Commercial and Government    Owned
Lochgelly, Fife, United Kingdom          132,000       Commercial and Government    Owned
Bachenbulach, Switzerland                  6,000       Commercial and Government    Leased
                                         -------
  Non U.S. sub-total                     345,000

                                       ---------
     TOTAL                             1,320,000
                                       =========

The Company's properties are in good condition and are suitable for the purpose for which they are used.

  Andrew owns a total of 664 acres of land. Of this total, 565 acres are unimproved, including 181 acres in Orland Park, Illinois, 137 acres in Floyd, Texas, l43 acres in Denton, Texas, and 98 acres in Ashburn, Ontario, Canada. Andrew also leases sales offices and facilities in the United States and in eleven countries outside the United States.

ITEM 3-LEGAL PROCEEDINGS

   Andrew is not involved in any pending legal proceedings which are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters which required a vote of security holders during the three months ended September 30, l994.

PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded over-the-counter on the Nasdaq National Market.

   The Company had 2,113 holders of common stock of record at December 14, 1994.

   Information concerning the Company's stock price during the years ended September 30, l994 and 1993 is incorporated herein by reference from Andrew's l994 Annual Report to Stockholders, page 34. All prices represent high and low sales prices as reported by the Nasdaq National Market.

   It is the present policy of Andrew's Board of Directors to retain earnings in the business to finance the Company's operations and investments; and the Company does not anticipate payment of cash dividends in the foreseeable future.

   Long-term debt agreements include restrictive covenants which, among other things, provide restrictions on dividend payments. At September 30, l994, $138,000,000 was not restricted for purposes of such payments.

ITEM 6-SELECTED FINANCIAL DATA

   Selected financial data for the last five fiscal years is incorporated herein by reference to the l994 Annual Report to Stockholders, pages 36 and 37.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information concerning this item is incorporated herein by reference from the l994 Annual Report to Stockholders, pages 16 through 20.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements of the Company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information and the report theron of the independent auditors are incorporated herein by reference to the 1994 Annual Report to Stockholders, pages 21 through 35.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's l994 Proxy Statement under the captions "Election of Directors" and "Executive Officers."

ITEM 11-EXECUTIVE COMPENSATION

   Information concerning management compensation is incorporated herein by reference from the Company's l994 Proxy Statement under the caption "Executive Compensation."

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's l994 Proxy Statement under the caption "Security Ownership."

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's 1994 Proxy Statement under the caption "Security Ownership."

PART IV

ITEM 14-EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)The  following   consolidated   financial  statements  of  Andrew
       Corporation and subsidiaries, included in the l994 Annual Report to Stockholders, are incorporated by reference in Item 8:

       Consolidated Statements of Income
         years ended September 30, l994, 1993 and l992..................page 21

       Consolidated Balance Sheets
         September 30, l994 and 1993............................pages 22 and 23

       Consolidated Statements of Cash Flows
         years ended September 30, l994, l993 and l992..................page 24

       Consolidated Statements of Stockholders' Equity
         years ended September 30, l994, 1993 and l992..................page 25

       Notes to Consolidated Financial Statements...........pages 26 through 33

       Selected Quarterly Financial Information.........................page 34

       Report of Independent Auditors...................................page 35

    (2)The following consolidated financial statement schedules of Andrew Corporation and subsidiaries are included in Item l4(d):

       Schedule VIII--Valuation and Qualifying Accounts and Reserves
       Schedule   IX--Short-Term Borrowings
       Schedule    X--Supplementary Income Statement Information

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 14 CONT.

 (3) EXHIBIT LISTING:

     Exhibit No.  Description                         Reference
     -----------  -----------                         ---------
     3.1(i)       Certificate of Incorporation

     3.1(ii)      By-Laws of Registrant

     4.(a)        Note Agreement dated                Filed as Exhibit 4(a) to Form 10-K for fiscal year ended
                  September 1, 1990                   September 30, 1990 and incorporated herein by reference.

     4.(a)a       First Amendment to Note             Filed  as  Exhibit 4(a)a to Form 10-K for fiscal year ended
                  Agreement dated                     September 30, 1992 and incorporated herein by reference.
                  September 1, 1990

     4.(b)        Stockholder Rights Agreement        Filed as Exhibit 4(b) to Form 10-K for fiscal year ended September
                  dated September 22, 1988            30, 1993 and incorporated herein by reference.

     9            Voting Trust Agreement              Filed as Exhibit 9 to Form 10-K for fiscal year ended September 30, 1991 and incorporated herein by reference.

     10.(a)       Executive Severance Benefit Plan    Filed as Exhibit 10(b)a to Form 10-K for fiscal year ended
        (i)       Agreement with Floyd L. English     September 30, 1991 and incorporated herein by reference.
        (ii)      Agreement with Eric L. Brooker
        (iii)     Agreement with Charles R. Nicholas
        (iv)      Agreement with Ernest T. Weber

     10.(a)a      Executive Severance Benefit Plan    Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended
        (i)       Agreement with Thomas E. Charlton   September 30, 1993 and incorporated herein by reference.
        (ii)      Agreement with John B. Scott
        (iii)     Agreement with William L. Shockley

     10.(b)       Management Incentive Plan           Filed as Exhibit 10(c) to Form 10-K for fiscal year ended
                  dated February 4, 1988              September 30, 1993 and incorporated herein by reference.

     10.(c)       Non-employee Directors'             Filed as Exhibit 10(d) to Form 10-K for fiscal year ended
                  Stock Option Plan dated             September 30, 1993 and incorporated herein by reference.
                  February 4, 1988

     10.(d)       Credit Agreement dated as of        Filed as Exhibit 10(e) to Form 10-K for fiscal year ended
                  June 16, 1993                       September 30, 1993 and incorporated herein by reference.

     10.(e)       1994 Employee Stock Purchase        Filed with Proxy statement in connection with
                  Plan                                Annual Meeting held February 2, 1994.

     11           Computation of Earnings
                  per Share

     l3           l994 Annual Report to               Those portions of the 1994 Annual Report to Shareholders
                  Stockholders                        expressly incorporated herein by reference.

     21           List of Significant Subsidiaries

     22           Proxy Statement in connection
                  with Annual Meeting to be held
                  on February 8, 1995   (To be
                  filed within 120 days of the
                  Registrant's fiscal year end.)

     23           Independent Auditors' Consent
     27           Financial Data Schedules

(b) There were no reports on Form 8-K filed during the three months ended September 30, 1994.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Andrew Corporation

We have audited the consolidated financial statements and related schedules of Andrew Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 1994. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

    Chicago, Illinois
    November 17, 1994

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           ANDREW CORPORATION AND SUBSIDIARIES
                                (Dollars in thousands)

                      COL. A     COL. B      COL. C      COL. D        COL.E
                                     Additions
                                     ---------
                                             Charged
                      Balance    Charged to  to Other                  Balance
                      Beginning  Costs and   Accounts--  Deductions--  at End
                      of Period  Expenses    Describe    Describe<F1>  of Period
                      ---------  ----------  ----------  ------------  ---------

Year ended
 September 30, l994:
  Allowance for
   doubtful accounts  $3,167     $1,571      $    -      $1,969        $2,769
                      ======     ======      ======      ======        ======

Year ended
 September 30, 1993:
  Allowance for
   doubtful accounts  $3,190     $1,636      $    -      $1,659        $3,167
                      ======     ======      ======      ======        ======


Year ended
 September 30, l992:
  Allowance for
   doubtful accounts  $2,460     $1,740      $    -      $1,010        $3,190
                      ======     ======      ======      ======        ======

<F1>
 Note A:  Represents write-offs, net of recoveries.

                           SCHEDULE IX--SHORT-TERM BORROWINGS

                           ANDREW CORPORATION AND SUBSIDIARIES
                                (Dollars in thousands)

COL. A                           COL. B         COL. C        COL. D          COL. E           COL. F
                                                              Maximum         Average         Weighted
                                                Weighted      Amount          Amount          Average
                                 Balance        Average       Outstanding     Outstanding     Interest
Category of Aggregate            at End         Interest      During the      During the      Rate During
Short-Term Borrowings            of Period      Rate          Period          Period          the Period
- - - ---------------------            ---------       -----        ------          ------          ----------
                                                                                <F1>            <F2>
Year ended September 30, l994:
   Notes payable to banks
                                 $    -             -         $ 21,000        $ 3,433         4.0%


Year ended September 30, 1993:
   Notes payable to banks
                                 $    -             -         $ 12,500        $ 3,400         3.8%

Year ended September 30, l992:
   Notes payable to banks
                                 $ 8,000        3.8%          $ 19,000        $ 1,788         3.8%

<F1>
Represents average daily balance.
<F2>
    Computed by dividing actual interest on notes payable to banks by the average amount of notes payable outstanding during the period.

          SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 ANDREW CORPORATION AND SUBSIDIARIES
                       (Dollars in thousands)

                                  Year ended September 30
                             1994             1993             1992
                             ----             ----             ----

Maintenance and repairs      $6,335           $4,439           $4,812
Rental expense                6,977            6,179            6,236

Note: Depreciation and amortization of intangible assets; preoperating costs and similar deferrals; taxes, other than payroll and income taxes; royalties; and advertising did not exceed l% of net sales.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 1994.

                                         Andrew Corporation

                                         By \s\ Floyd L. English
                                            --------------------
                                                Floyd L. English
                                                Chairman, President and
                                                Chief Executive Officer

                                        By  \s\ Charles R. Nicholas
                                            -----------------------
                                                Charles R. Nicholas
                                                Vice President, Finance
                                                and Administration and
                                                Chief Financial Officer

                                        By  \s\ Gregory F. Maruszak
                                            -----------------------
                                                Gregory F. Maruszak
                                                Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 1994, by the following persons on behalf of the Registrant in the capacities indicated.


\s\      John G. Bollinger                  \s\       Donald N. Frey
- - - ---------------------------                 -----------------------------------
         John G. Bollinger                            Donald N. Frey
         Director                                     Director

\s\      Jon L. Boyes                       \s\       Carole M. Howard
- - - ---------------------------                 -----------------------------------
         Jon L. Boyes                                 Carole M. Howard
         Director                                     Director

\s\      George N. Butzow                   \s\       Ormand J. Wade
- - - ---------------------------                 -----------------------------------
         George N. Butzow                             Ormand J. Wade
         Director                                     Director

\s\      Kenneth J. Douglas
- - - ---------------------------
         Kenneth J. Douglas
         Director

                               ANDREW CORPORATION

                                 EXHIBIT INDEX

Exhibit No.    Description
- - - -----------    -----------
 3.1(i)        Certificate of Incorporation
 3.1(ii)       By-Laws
11.            Computation of Earnings per Share
13.            Portions of 1994 Annual Report to Stockholders
               Incorporated by Reference
21.            List of Significant Subsidiaries
23.            Independent Auditors' Consent
27.            Financial Data Schedule