Form 10-Q
period 1994-12-31
ANDREW CORP
filed 1995-02-14
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994.

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM       TO
                                      -------  -------

                                           COMMISSION FILE NUMBER  0-9514
                                                                  -------
                             ANDREW CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                                      36-2092797
  ------------------------------                    --------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     identification No.)


             10500 W. 153RD STREET, ORLAND PARK, ILLINOIS 60462
           -----------------------------------------------------
           (Address of principal executive offices and zip code)

                                (708) 349-3300
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

                                  No Change
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
              if changed since last report)

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

    Common Stock, $.01 Par Value--38,488,863 shares as of February 3, 1995
    ----------------------------------------------------------------------

                                      INDEX

                                ANDREW CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets--December 31, 1994 and September 30,
            1994.

           Consolidated statements of income--Three months ended December 31, 1994 and 1993.

           Consolidated statements of cash flows--Three months ended December
            31, 1994 and 1993.

           Notes to consolidated financial statements--December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

EXHIBIT 11-Computation of Earnings per Share.

EXHIBIT 27-Article 5 financial data schedule.

SIGNATURES

                                                 ANDREW CORPORATION
                                             CONSOLIDATED BALANCE SHEET
                                      (In thousands, except per share amounts)

                                                                           DECEMBER 31    September 30
                                                                              1994            1994
                                                                          ------------    ------------
                                                                          (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $     33,766    $     40,267
Accounts receivable, less allowances (Dec. $2,965; Sep. $2,769)                124,579         126,821
Inventories
  Finished products                                                             36,704          31,413
  Materials and work in process                                                 60,317          56,174
                                                                          ------------    ------------
                                                                                97,021          87,587
Miscellaneous current assets                                                     6,233           5,974
                                                                          ------------    ------------
TOTAL CURRENT ASSETS                                                           261,599         260,649
OTHER ASSETS
Costs in excess of net assets of businesses
  acquired, less accumulated amortization  (Dec. $14,588; Sep. $13,919)         37,631          38,272
Investments in and advances to affiliates                                       29,356          27,119
Investments and other assets                                                    15,136          14,157
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements                                                       8,536           8,496
Building                                                                        52,731          52,422
Equipment                                                                      176,893         169,716
Allowances for depreciation and amortization                                  (158,744)       (155,668)
                                                                          ------------    ------------
                                                                                79,416          74,966
                                                                          ------------    ------------
TOTAL ASSETS                                                              $    423,138    $    415,163
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                          $     28,028    $     24,902
Accrued expenses and other liabilities                                          24,540          24,354
Compensation and related expenses                                               13,770          22,928
Income taxes                                                                    14,088          14,899
Current portion of long-term debt                                                4,545           4,545
                                                                          ------------    ------------
TOTAL CURRENT LIABILITIES                                                       84,971          91,628
DEFERRED LIABILITIES                                                             5,483           5,226
LONG-TERM DEBT, less current portion                                            49,255          45,455
STOCKHOLDERS' EQUITY
Common Stock (par value, $.01 a share:
  100,000,000 shares authorized;
   45,653,823 shares issued, including treasury)                                   457             304
Additional paid-in capital                                                      30,798          31,205
Foreign currency translation                                                    (1,460)         (1,283)
Retained earnings                                                              306,163         294,929
Treasury stock, at cost (7,258,230 shares Dec.;  7,336,740 shares Sep.)        (52,529)        (52,301)
                                                                          ------------    ------------
                                                                               283,429         272,854
                                                                          ------------    ------------
TOTAL LIABILITIES AND EQUITY                                              $    423,138    $    415,163
                                                                          ============    ============

The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                                       ANDREW CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            (In thousands, except per share amounts)

                                 Three Months Ended
                                    December 31

                                 1994           1993
                             -----------    -----------

SALES                        $   142,605    $   121,746
Cost of products sold             83,847         72,926
                             -----------    -----------
GROSS PROFIT                      58,758         48,820

OPERATING EXPENSES
Sales and administrative          34,115         31,324
Research and development           5,640          6,602
                             -----------    -----------
                                  39,755         37,926

OPERATING INCOME                  19,003         10,894

OTHER
Interest expense                   1,383          1,235
Interest income                     (636)          (285)
Other (income) expense               703            (98)
                             -----------    -----------
                                   1,450            852

INCOME BEFORE INCOME TAXES        17,553         10,042

Income taxes                       6,319          3,615
                             -----------    -----------
NET INCOME                   $    11,234    $     6,427
                             ===========    ===========

NET INCOME PER AVERAGE SHARE
OF COMMON STOCK OUTSTANDING  $       .28    $       .17
                             ===========    ===========

AVERAGE SHARES OUTSTANDING        39,435         38,951
                             ===========    ===========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                       Three Months Ended
                                                           December 31

                                                         1994        1993
                                                      --------    --------
CASH FLOWS FROM OPERATIONS
Net Income                                            $ 11,234    $  6,427

ADJUSTMENTS TO NET INCOME
Depreciation and amortization                            5,280       5,238
(Increase) decrease in accounts receivable               2,063      (7,259)
Increase in inventories                                (10,461)     (6,771)
Increase in prepaid expenses and other assets             (770)     (1,008)
Increase in receivables from affiliates                   (885)
Decrease in accounts payable and other
   liabilities                                          (6,802)     (1,896)
Other                                                      (73)        (18)
                                                      --------    --------
NET CASH USED IN OPERATIONS                               (414)     (5,287)

INVESTING ACTIVITIES
Capital expenditures                                    (8,234)     (6,563)
Investments in and advances to affiliates               (2,237)     (2,037)
Proceeds from sale of property, plant, and
 equipment                                                  91          70
                                                      --------    --------
NET CASH USED IN INVESTING ACTIVITIES                  (10,380)     (8,530)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                       3,800
Stock option plans                                         600         110
                                                      --------    --------
NET CASH FROM FINANCING ACTIVITIES                       4,400         110
Foreign currency translation adjustments                  (107)       (286)
                                                      --------    --------
Decrease for the period                                 (6,501)    (13,993)

Cash and equivalents at beginning of period             40,267      21,729
                                                      --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                 $ 33,766    $  7,736
                                                      ========    ========

See Notes to Consolidated Financial Statements.

                                         ANDREW CORPORATION
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1994.

NOTE  B--STOCK SPLIT

On February 3, 1995 the company's Board of Directors declared a three-for-two stock split to stockholders of record on February 22, 1995, payable on March 8, 1995. All share and per share amounts have been restated for all periods presented to reflect the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1994 totalled $142.6 million, a 17% increase over the prior year quarter. This increase was primarily attributable to increased worldwide demand for the company's wireless communications products and services. The commercial segment was our strongest performer with significant sales growth in both international and domestic geographic territories. This segment's strength was partially offset by weaker performances in the network products and government electronic businesses.

During the quarter ended December 31, 1994, two large, multi-year contracts were received; a $46.4 million contract with the Hong Kong Metro and a $12.3 million contract with MFS Technologies, Inc. The company expects to recognize approximately one-half of the revenue from these two contracts during fiscal year 1995.

As a percentage of sales, cost of products sold decreased 1% and accounted for 59% of sales. This decrease reflects improved manufacturing productivity and increased demand for higher margin products in the commercial segment.

Sales and administrative expense for the quarter increased to $34.1 million, a $2.8 million increase over the prior year first quarter. This increase was due primarily to higher profit sharing expenses. As a percent of sales, sales and administrative expenses were 24%, a 2% decline compared to the same period last year. Research and development expenditures for the first quarter decreased $1.0 million, or 15% over the same period last year. This decrease can be attributed to cost control efforts, particularly in the network business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations improved compared to the same period last year by $4.9 million. Earnings in the first quarter of fiscal year 1995, combined with collections of strong fourth quarter fiscal year 1994 sales provided increased cash inflows. These improvements were offset by payouts of fiscal year 1994 liabilities, such as profit sharing, and higher inventory investments in the wireless telephone products business.

During the first quarter of fiscal year 1995, the company issued an Industrial Development Revenue Bond for $3.8 million. The funds from this issue are being used to finance the company's new concrete shelter facility in Newnan, Georgia.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          Exhibit 11 - Computation of earnings per share.

          Exhibit 27 - Article 5 financial data schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ANDREW CORPORATION

Date     February 10, 1995           F. L. English
    ----------------------           ----------------------------
                                     F. L. English
                                     Chairman of the Board, President
                                     and Chief Executive Officer



Date     February 10, 1995           C. R. Nicholas
    ----------------------           -----------------------------
                                     C. R. Nicholas
                                     Vice President, Finance and Administration and Chief Financial Officer