Form 10-Q
period 1995-03-31
ANDREW CORP
filed 1995-05-15
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO
                                   ------------------  -------------------

                    COMMISSION FILE NUMBER 0-9514

                             ANDREW CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   36-2092797
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               identification No.)


       10500 W. 153RD STREET, ORLAND PARK, ILLINOIS 60462
      (Address of principal executive offices and zip code)

                       (708) 349-3300
      (Registrant's telephone number, including area code)


                         No Change
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes X    No
                                          ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value--38,528,728 shares as of April 30, 1995
     --------------------------------------------------------------------

                                        INDEX

                                  ANDREW CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets--March 31, 1995 and September 30, 1994.

         Consolidated statements of income--Three months ended March 31, 1995 and 1994; Six months ended March 31, 1995 and 1994.

         Consolidated statements of cash flows--Six months ended March 31, 1995 and 1994.

         Notes to consolidated financial statements--March 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBIT 11 - Computation of Earnings per Share.

SIGNATURES

                                  ANDREW CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)

                                                      MARCH 31     September 30
                                                        1995           1994
                                                     -----------   ------------
                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $    24,308   $     40,267
Accounts receivable, less allowances
(Mar. $3,198; Sept. $2,769)                              135,175        126,821
Inventories
  Finished products                                       37,369         31,413
  Materials and work in process                           68,953         56,174
                                                     -----------   ------------
                                                         106,322         87,587
Miscellaneous current assets                               5,582          5,974
                                                     -----------   ------------
TOTAL CURRENT ASSETS                                     271,387        260,649
                                                     -----------   ------------
OTHER ASSETS
Costs in excess of net assets of businesses
  acquired, less accumulated amortization
 (Mar. $15,239; Sept. $13,919)                            36,965         38,272
Investments in and advances to affiliates                 30,338         27,119
Investments and other assets                              14,006         14,157

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements                                 8,579          8,496
Building                                                  53,438         52,422
Equipment                                                187,430        169,716
Allowances for depreciation and amortization            (162,357)      (155,668)
                                                     -----------   ------------
                                                          87,090         74,966
                                                     -----------   ------------
TOTAL ASSETS                                         $   439,786   $    415,163
                                                     ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $    27,549   $     24,902
Accrued expenses and other liabilities                    21,599         24,354
Compensation and related expenses                         18,824         22,928
Income taxes                                              11,931         14,899
Current portion of long-term debt                          4,545          4,545
                                                     -----------   ------------
TOTAL CURRENT LIABILITIES                                 84,448         91,628

DEFERRED LIABILITIES                                       5,797          5,226

LONG-TERM DEBT, less current portion                      49,255         45,455

STOCKHOLDERS' EQUITY
Common Stock (par value, $.01 a share:
  100,000,000 shares authorized
  45,653,823 shares issued, including treasury)              457            304
Additional paid-in capital                                30,506         31,205
Foreign currency translation                               1,327         (1,283)
Retained earnings                                        320,272        294,929
Treasury stock, at cost (7,127,103 shares Mar.;
  7,336,740 shares Sept.)                                (52,276)       (52,301)
                                                     -----------   ------------
                                                         300,286        272,854
                                                     -----------   ------------
TOTAL LIABILITIES AND EQUITY                         $   439,786   $    415,163
                                                     ===========   ============

The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                                 ANDREW CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (In thousands, except per share amounts)

                                Three Months Ended         Six Months Ended
                                     March 31                  March 31
                              ----------------------    ----------------------
                                1995          1994        1995         1994
                              ---------    ---------    ---------    ---------

SALES                         $ 156,343    $ 142,159    $ 298,948    $ 263,905
Cost of products sold            92,895       89,476      176,742      162,402
                              ---------    ---------    ---------    ---------
GROSS PROFIT                     63,448       52,683      122,206      101,503

OPERATING EXPENSES
Sales and administrative         33,145       30,665       67,260       61,989
Research and development          5,836        6,346       11,476       12,948
                              ---------    ---------    ---------    ---------
                                 38,981       37,011       78,736       74,937

OPERATING INCOME                 24,467       15,672       43,470       26,566

OTHER
Interest expense                  1,460        1,323        2,843        2,558
Interest income                    (735)        (222)      (1,371)        (507)
Other (income) expense            1,696          365        2,399          267
                              ---------    ---------    ---------    ---------
                                  2,421        1,466        3,871        2,318

INCOME BEFORE INCOME TAXES       22,046       14,206       39,599       24,248

Income taxes                      7,937        5,114       14,256        8,729
                              ---------    ---------    ---------    ---------
NET INCOME                    $  14,109    $   9,092    $  25,343    $  15,519
                              =========    =========    =========    =========

NET INCOME PER AVERAGE SHARE
 OF COMMON STOCK OUTSTANDING  $    0.36    $    0.23    $    0.64    $    0.40
                              =========    =========    =========    =========

AVERAGE SHARES OUTSTANDING       39,521       39,068       39,449       39,023
                              =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                                  ANDREW CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (In thousands)

                                                Six Months Ended
                                                     March 31
                                                1995          1994
                                              ---------    ---------
CASH FLOWS FROM OPERATIONS
Net Income                                    $  25,343    $  15,519

ADJUSTMENTS TO NET INCOME
Equity in losses of affiliates                      962
Depreciation and amortization                    11,201       10,769

CHANGE IN ASSETS AND LIABILITIES
Accounts receivable                              (6,064)     (19,404)
Inventories                                     (21,521)     (14,460)
Prepaid expenses and other assets                 1,100         (644)
Receivables from affiliates                        (974)      (4,703)
Accounts payable and other liabilities           (8,061)      10,062
Other                                               (23)          (4)
                                              ---------    ---------
NET CASH FROM (USED IN) OPERATIONS                1,963       (2,865)

INVESTING ACTIVITIES
Capital expenditures                            (19,165)     (11,439)
Investments in and advances to affiliates        (4,180)      (8,944)
Proceeds from sale of property, plant,
  and equipment                                     149           80
                                              ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES           (23,196)     (20,303)

FINANCING ACTIVITIES
Proceeds from long-term debt                      3,800
Proceeds from short-term borrowings                           10,501
Stock purchase and option plans                   1,198          888
                                              ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                4,998       11,389
Effect of exchange rate changes on cash             276         (205)
                                              ---------    ---------
Decrease for the period                         (15,959)     (11,984)

Cash and equivalents at beginning of period      40,267       21,729
                                              ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD         $  24,308    $   9,745
                                              =========    =========

See Notes to Consolidated Financial Statements.

                                  ANDREW CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes hereto included in the company's annual report on Form 10-K for the year ended September 30, 1994.

NOTE B--CHANGES IN ACCOUNTING PRINCIPLES

Effective October 1, 1994 Andrew Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Adoption of this statement did not have a material effect on the company's financial statements.

NOTE C--STOCK SPLIT

On February 3, 1995, the company's Board of Directors declared a three-for-two stock split to stockholders of record on February 22, 1995, payable March 8, 1995. All share and per share amounts have been restated for all periods presented to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Period Ended March 31, 1995

Net sales for the quarter ended March 31, 1995 increased $14.2 million, or 10% compared to the same period last year. On a year-to-date basis, net sales increased $35.0 million, a 13% increase over the first six months of fiscal year 1994. Fiscal year 1994 results included sales from the company's major cellular project in Argentina, which totaled $31.9 million for the first six months of the year and $24.5 million for the quarter. While the worldwide wireless communications market fueled most of the current year sales growth, the company also saw strengthening in both the U.S. and international terrestrial microwave and television broadcast markets. The commercial segment remained the strongest performer due to worldwide deregulation of communications markets, equipment upgrading by television stations, and international wireless television growth. The growth in the commercial segment was partially offset by weaknesses in the network products segment. The government electronics business sales remained consistent with last year's results.

Total backlog has grown substantially since the 1994 fiscal year end. Total backlog has increased $72 million to $157 million, while backlog over 12 months has increased $19 million to $20 million during the first six months of fiscal year 1995. These increases are attributable to the company's major distributed communications projects with MFS Technologies and the Hong Kong Metro, which total $60 million in year-to-date orders.

Cost of products sold as a percentage of sales decreased to 59.4%, down from 62.9% for the prior year quarter. For the first six months, cost of products sold was 59.1% of sales compared to 61.5% in the same period last year. The margin improvement for the quarter and for the first six months reflects the increased demand for the company's higher margin products, particularly those of the commercial segment, increased manufacturing productivity, and lower than average margins on the Argentina project in the prior year.

As a percentage of revenue, sales and administrative expenses for both the quarter and for the first six months remained relatively unchanged compared with the same period in fiscal year 1994. The dollar increase in selling and administrative expenses was driven by business volume related costs in the commercial segment, such as selling expenses, administrative staffing, and operating performance based compensation costs. Research and development expenses for the quarter decreased $.5 million compared to the prior year's quarter. For the first six months of fiscal year 1995, research and development expenses decreased $1.5 million or 11% compared to the same period last year. Both decreases resulted from cost control efforts and from Network Products narrowing its focus to local area network (LAN) products.

Other expense for the quarter ended March 31, 1995 increased $1.3 million compared with the second quarter of fiscal year 1994. Foreign exchange losses of $.6 million, and the company's share of its Russian joint venture losses drove this increase. For the year, other expense totaled $2.4 million, an increase of $2.1 million over the first six months of fiscal year 1994. This increase was primarily the result of foreign exchange losses increasing $1.1 million compared to last year, and the company's share of its Russian joint venture losses, which increased $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES
Operating cash flow derived from increased fiscal year 1995 earnings was partially offset by higher inventory investments, particularly in the distributed communications, concrete shelter, and wireless telephone products businesses.

Capital expenditure growth resulted from manufacturing expansion and equipment upgrades. The company has also made significant investments in state-of-the-art business information systems hardware and software. Compared to the prior year, the company's rate of investment in affiliates has decreased, due principally to the completion of basic system construction for three Russian fiber optic joint ventures in fiscal year 1994.

During the first quarter of fiscal year 1995, the company financed its new concrete shelter facility in Newnan, Georgia by issuing an Industrial Development Revenue Bond for $3.8 million.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Andrew's Annual Meeting of Stockholders was held on February 8, 1995.

(b) & (c) Items submitted to a vote

                                             Number of Shares Voted
                                                        Broker/
                                    For       Against   Non-Votes    Abstentions
                                 ----------   -------   ---------    -----------
       1. Election of Directors

          John G. Bollinger      20,847,453   0         0            1,878,271
          Jon L. Boyes           22,378,113   0         0              347,611
          George N. Butzow       22,378,593   0         0              347,131
          Kenneth J. Douglas     22,377,813   0         0              347,911
          Floyd L. English       22,377,393   0         0              348,331
          Donald N. Frey         22,378,029   0         0              347,695
          Carole M. Howard       22,377,833   0         0              347,891
          Armand J. Wade         22,378,143   0         0              347,581

       2. Approval of a proposal to amend the Management Incentive Program to preserve the company's tax deduction under Section 162(m) of the Internal Revenue Code. The proposal was ratified by votes of 21,138,052 for; 583,265 against; 415,547 broker/non-votes and 588,860 abstentions.

       3. Approval of Annual Bonus Program and Long-Term Incentive Program. Both programs were ratified by a vote of 20,862,497 for; 862,541 against; 415,547 broker/non-votes and 585,139 abstentions.

       4. The selection of Ernst & Young to serve as independent public auditors for fiscal year 1995. The selection of Ernst & Young as independent public auditors was ratified by votes of 22,614,839 for; 9,870 against; 0 broker/non-votes and 101,015 abstentions.

Note: Share amounts in this exhibit have been restated to reflect a three-for-two stock split to stockholders of record on February 22, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 11 - Computation of earnings per share.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                      SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    ANDREW CORPORATION

Date     12 May 1995                F. L. English
    --------------------------      ------------------------------------------
                                    F. L. English
                                    Chairman of the Board, President
                                    and Chief Executive Officer



Date     12 May 1995                C. R. Nicholas
    --------------------------      ------------------------------------------
                                    C. R. Nicholas
                                    Vice President, Finance and Administration and Chief Financial Officer