Form 10-Q
period 1995-06-30
ANDREW CORP
filed 1995-08-14
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
                   For the quarterly period ended June 30, 1995.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934

    For the transition period from              to
                                  --------------  --------------
                         Commission file number 0-9514

                               ANDREW CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                               36-2092797
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


   Common Stock, $.01 Par Value--38,869,109 shares as of July 31, 1995
   -------------------------------------------------------------------

                                     INDEX

                               ANDREW CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets--June 30, 1995 and September 30, 1994.

          Consolidated statements of income--Three months ended June 30, 1995 and 1994; Nine months ended June 30, 1995 and 1994.

          Consolidated statements of cash flows--Nine months ended June 30, 1995 and 1994.

          Notes to consolidated financial statements--June 30, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

EXHIBIT 11 - Computation of Earnings per Share.

SIGNATURES

                               ANDREW CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     June 30      Sept. 30
                                                       1995         1994
                                                    ---------     ---------
                                                    (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                           $  36,200     $  40,267
Accounts receivable, less allowances
  (Jun. $3,041; Sept. $2,769)                         140,065       126,821
Inventories
Finished products                                      41,217        31,413
Materials and work in process                          71,589        56,174
                                                    ---------     ---------
                                                      112,806        87,587
Miscellaneous current assets                            4,888         5,974
                                                    ---------     ---------
Total Current Assets                                  293,959       260,649
                                                    ---------     ---------

Other Assets
Costs in excess of net assets of businesses
acquired, less accumulated amortization
  (Jun. $15,886; Sept. $13,919)                        36,315        38,272
Investments in and advances to affiliates              31,128        27,119
Investments and other assets                            9,971        14,157

Property, Plant, and Equipment
Land and land improvements                              9,222         8,496
Building                                               53,300        52,422
Equipment                                             196,177       169,716
Allowances for depreciation and amortization         (167,000)     (155,668)
                                                    ---------     ---------
                                                       91,699        74,966
                                                    ---------     ---------
Total Assets                                        $ 463,072     $ 415,163
                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $  28,539     $  24,902
Accrued expenses and other liabilities                 22,925        24,354
Compensation and related expenses                      22,569        22,928
Income taxes                                            4,017        14,899
Current portion of long-term debt                       4,545         4,545
                                                    ---------     ---------
Total Current Liabilities                              82,595        91,628

Deferred Liabilities                                    8,538         5,226

Long-Term Debt, less current portion                   49,255        45,455

Stockholders' Equity
Common Stock (par value, $.01 a share:
  100,000,000 shares authorized
  45,653,823 shares issued, including treasury)           457           304
Additional paid-in capital                             39,817        31,205
Foreign currency translation                              855        (1,283)
Retained earnings                                     338,718       294,929
Treasury stock, at cost (6,802,789 shares Jun.;
  7,336,740 shares Sept.)                             (57,163)      (52,301)
                                                    ---------     ---------
                                                      322,684       272,854
                                                    ---------     ---------
Total Liabilities and Equity                        $ 463,072     $ 415,163
                                                    =========     =========

The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                             ANDREW CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                Three Months Ended         Nine Months Ended
                                      June 30                   June 30
                               ----------------------    ----------------------
                                 1995         1994         1995         1994
                               ---------    ---------    ---------    ---------
Sales                          $ 161,272    $ 135,970    $ 460,220    $ 399,875
Cost of products sold             90,931       77,232      267,673      239,634
                               ---------    ---------    ---------    ---------
Gross Profit                      70,341       58,738      192,547      160,241

Operating Expenses
Sales and administrative          35,642       32,333      102,902       94,322
Research and development           6,100        6,045       17,576       18,993
                               ---------    ---------    ---------    ---------
                                  41,742       38,378      120,478      113,315

Operating Income                  28,599       20,360       72,069       46,926

Other
Interest expense                     940        1,257        3,783        3,815
Interest income                     (208)        (259)      (1,579)        (766)
Other (income) expense              (954)       2,068        1,445        2,335
                               ---------    ---------    ---------    ---------
                                    (222)       3,066        3,649        5,384

Income Before Income Taxes        28,821       17,294       68,420       41,542

Income taxes                      10,375        6,226       24,631       14,955
                               ---------    ---------    ---------    ---------
Net Income                     $  18,446    $  11,068    $  43,789    $  26,587
                               =========    =========    =========    =========

Net Income per Average Share
 of Common Stock Outstanding   $    0.47    $    0.28    $    1.11    $    0.68
                               =========    =========    =========    =========

Average Shares Outstanding        39,454       39,213       39,290       39,038
                               =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                Nine Months Ended
                                                     June 30
                                              ----------------------
                                                1995         1994
                                              ---------    ---------
Cash Flows from Operations
Net Income                                    $  43,789    $  26,587

Adjustments to Net Income
Equity in losses of affiliates                    1,462
Depreciation and amortization                    17,522       16,153

Change in Assets and Liabilities
Accounts receivable                             (11,375)     (11,889)
Inventories                                     (25,440)     (15,759)
Prepaid expenses and other assets                 5,506         (727)
Receivables from affiliates                        (709)      (5,928)
Accounts payable and other liabilities           (4,192)      14,229
Other                                               (59)         101
                                              ---------    ---------
Net Cash From Operations                         26,504       22,767

Investing Activities
Capital expenditures                            (32,040)     (16,371)
Investments in and advances to affiliates        (5,471)      (9,887)
Proceeds from sale of property, plant,
and equipment                                       260          251
                                              ---------    ---------
Net Cash Used In Investing Activities           (37,251)     (26,007)

Financing Activities
Proceeds from long-term debt                      3,800
Stock purchase and option plans                   2,669        1,258
                                              ---------    ---------
Net Cash From Financing Activities                6,469        1,258
Effect of exchange rate changes on cash             211          486
                                              ---------    ---------
Decrease for the period                          (4,067)      (1,496)

Cash and equivalents at beginning of period      40,267       21,729
                                              ---------    ---------
Cash and Equivalents at End of Period         $  36,200    $  20,233
                                              =========    =========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes hereto included in the company's annual report on Form 10-K for the year ended September 30, 1994.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Period Ended June 30, 1995

Net sales for the third quarter of fiscal year 1995 increased $25.3 million, or 19% compared to the same period last year. On a year-to-date basis, net sales totaled $460.2 million, an increase of 15% compared to last year. Increased demand for the company's products in the worldwide wireless communications markets accounted for the majority of the sales growth for both the quarter and the year. The company also benefited from increased sales to terrestrial microwave and broadcast markets. Weakness in the network products segment has partially offset the overall sales growth. Fiscal year 1994 results included sales from the company's major cellular project in Argentina, which totaled $38.3 million for the first nine months of the year and $6.4 million for the quarter.

Total backlog has grown substantially since the 1994 fiscal year end. Total backlog has increased $67 million to $152 million, while backlog over 12 months has increased $20 million to $21 million during the first nine months of fiscal year 1995. These increases are primarily attributable to the company's major distributed communications projects with MFS Technologies and the Hong Kong Metro, which total $60 million in year-to-date orders.

Cost of products sold as a percentage of sales for the quarter remained relatively stable. On a year-to-date basis, cost of products sold decreased to 58.2% of sales, a decrease of 1.7% compared with the first nine months of fiscal year 1994. The year-to-date decrease is the result of a favorable product mix during the first six months of fiscal year 1995, and lower than average margins on the company's fiscal year 1994 Argentina project.

As a percentage of revenue, sales and administrative expenses have decreased for both the quarter and the first nine months of fiscal year 1995 compared to fiscal year 1994. Cost reduction programs implemented in the network products segment partially offset the overall dollar growth in sales and administrative expenses for both the quarter and year. For the year, research and development costs have decreased $1.4 million, or 7% compared with the same period last year. This decrease resulted from cost control efforts in Network Products and from the narrowing of its focus to local area network (LAN) products.

Other income for the quarter totaled $1.0 million compared to other expense of $2.1 million for the third quarter of fiscal year 1994. This increase was due primarily to the conversion and sale of the Allen Group debentures held by the company, which resulted in other income of $1.7 million. Decreased foreign exchange losses contributed to the remainder of the improvement. On a year-to-date basis, other expense decreased $.9 million compared to the same period last year. The company's estimated share of its joint venture losses, which totaled $1.5 million, partially offset the gain on the conversion and sale of the Allen Group debentures for the year.

LIQUIDITY AND CAPITAL RESOURCES

Increased inventory and growth in accounts receivables partially offset the increased cash flows from net income and noncash expenses, resulting in net cash from operations of $26.5 million. The increase in inventory is due primarily to the company's increased investment in its wireless telephone products, equipment buildings, and distributed communications businesses.

The growth in capital expenditures is the result of manufacturing expansion and upgrades and the implementation of new business information systems. The company's investment in its affiliates has decreased compared to fiscal year 1994, due to the fact that basic system construction has been completed at three of its fiber optic ventures.

In the first quarter of fiscal year 1995, the company issued an Industrial Development Revenue Bond of $3.8 million. The proceeds from this issue are being used to finance the company's new equipment building production facility in Newnan, Georgia.

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               Exhibit 11 - Computation of earnings per share.

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ANDREW CORPORATION

Date         14 August 1995          F. L. English
    -----------------------          --------------------------------
                                     F. L. English
                                     Chairman of the Board, President
                                     and Chief Executive Officer



Date         14 August 1995          C. R. Nicholas
    -----------------------          ------------------------------------------
                                     C. R. Nicholas
                                     Vice President, Finance and Administration and Chief Financial Officer