Form 10-K405
period 1995-09-30
ANDREW CORP
filed 1995-12-22
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K405
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the fiscal year ended September 30, 1995.

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

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
                          Title of Each Class
                      Common Stock, $.01 par value
                      Common Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 20, 1995 was $1,505,192,446. The number of outstanding shares of the Registrant's common stock as of that date was 39,111,781.

Documents incorporated by Reference:

Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 1995 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual stockholders' meeting to be held February 7, 1996 are incorporated by reference into Part III.

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

     Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, governmental and military customers. Its principal products include coaxial cables, microwave antennas for point-to-point communication systems, special purpose antennas for commercial, government and military end use, antennas and complete earth stations for satellite communication systems, electronic radar systems, communication reconnaissance systems, connectivity devices for use in communication systems, and related ancillary items and services. These products are frequently sold as integrated systems rather than as separate components. Andrew conducts manufacturing operations, primarily from ten locations in the United States and from four locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 45% of Andrew's net sales in 1995, 44% in 1994, and 41% in 1993.

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

     Information concerning Andrew's net sales (intersegment sales are insignificant), operating profit and assets employed attributable to each business area for fiscal 1995, 1994, and 1993, is included in the "Industry Segment Information" note to Consolidated Financial Statements included on page 33 of the 1995 Annual Report to Stockholders and incorporated herein by reference.

Products and Services

     The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three years:

                                            Year Ended September 30
                                 1995              1994              1993
                                 ---------------------------------------------------
(Dollars in thousands)
Coaxial Cable Systems and Bulk
  Cables                         $324,790    52%   $248,613    45%   $175,811    41%

Microwave Antenna Systems         122,576    20     107,455    19      94,152    22

Special Antennas and Other         92,217    15     107,074    19      55,143    13

Earth Station Antennas             28,840     5      19,246     4      20,929     5

Defense Electronics                15,519     2      19,026     3      23,407     5

Network Products                   39,217     6      52,208     9      57,681    13

Other                               3,304    --       4,835     1       3,697     1
                                 --------   ----   --------   ----   --------   ----
                                 $626,463   100%   $558,457   100%   $430,820   100%
                                 ========   ====   ========   ====   ========   ====

Sales for the Company's business areas during the last three years were as follows:

                                    Year Ended September 30
                                 1995       1994       1993
                                 --------   --------   --------
(Dollars in thousands)
Commercial                       $542,487   $457,803   $315,484
Government                         41,455     43,611     53,958
Network                            39,217     52,208     57,681
Other                               3,304      4,835     3 ,697
                                 --------   --------   --------
                                 $626,463   $558,457   $430,820
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

     During fiscal 1995 sales of products exported from the United States or manufactured abroad were $282,169,000 or 45% of total sales compared with $244,785,000 (44%) in fiscal 1994 and $175,811,000 (41%) in fiscal 1993. Exports from the United States amounted to $103,090,000 in fiscal 1995, $101,829,000 in fiscal 1994, and $54,253,000 in fiscal 1993.

     Sales and income before income taxes on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Geographic Area Information" to Consolidated Financial Statements included on page 32 of the 1995 Annual Report to Stockholders, incorporated herein by reference.

     Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets tends to mitigate these risks.


MARKETING AND DISTRIBUTION

Commercial Business

     Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Atlanta, Dallas, Los Angeles, New York, San Francisco, Washington, D.C., Essen and Munich (Germany), Hong Kong (China), London (England), Madrid
(Spain), Mexico City (Mexico), Milan (Italy), Paris (France), Tokyo (Japan), and Zurich (Switzerland). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with modest sales potential.

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

MAJOR CUSTOMERS

     Andrew serves more than 6,000 customers in more than 100 countries. In the last three years, aggregate sales to the ten largest customers averaged approximately 24% of aggregate consolidated sales. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

     In fiscal 1995, 1994 and 1993 direct and indirect sales to U.S. governmental agencies amounted to $22,337,000, $27,840,000, and $31,257,000, respectively.


MANUFACTURING AND RAW MATERIALS

     Andrew generally develops, designs, fabricates, manufactures and assembles the products which it sells. In the Commercial business, cable and waveguide products are produced at its plants in Illinois and the United Kingdom. Parabolic antenna reflectors are manufactured primarily in Texas.
Self-supporting and guyed towers are also manufactured in Texas. Equipment shelters are manufactured in Georgia and California.

     Andrew's defense electronic products are manufactured in plants located in Texas. The Company's products are manufactured from both standard components and parts that are built to the Company's specifications by other manufacturers. A large number of the Company's products contain multiple microprocessors for which proprietary machine readable software is designed by the Company's engineers and technicians.

     Network products are produced at plants in California. The production process principally entails assembly of electronic components.

     Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for any significant portion of materials used in its products.

RESEARCH AND DEVELOPMENT

     Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 1995, 1994 and 1993 Andrew spent $23,771,000, $25,707,000, and $22,011,000, respectively on research and development activities.

     Andrew holds approximately 255 active patents expiring at various times between 1996 and 2012, relating to its products and attempts to obtain patent protection for significant developments whenever possible. The Company does not consider patents to be material to its operations nor would the loss of any patents have a materially adverse effect on operations.

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

BACKLOG AND SEASONALITY

     The following table sets forth the backlog of orders believed to be firm in each of Andrew's businesses (government orders included herein are funded orders):

                                           $000
                       Orders to be Shipped as of September 30
                          1995                      1994
                   --------------------     -------------------
                              After                   After
                   12 Months  12 Months     12 Months 12 Months
                   ---------  ---------     --------- ---------
Commercial         $113,700   $18,500       $65,200   $600
Government            9,800      --          16,900    --
Network                 800      --             900    --
Other                   600      --             900    --
                   --------   -------       -------   ----
                   $124,900   $18,500       $83,900   $600
                   ========   =======       =======   ====

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

ENVIRONMENT

     The Company engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such laws and regulations does not currently have a significant effect on the Company's capital expenditures, earnings, or competitive position. In addition, the Company has no knowledge of any environmental condition(s) which might individually or in the aggregate have a material adverse effect on the Company's financial condition.

EMPLOYEES

     At September 30, l995, Andrew had 3,345 employees, of whom 2,593 were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations and believes that such relations are good.

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

GOVERNMENT CONTRACTS

     Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $22,337,000 in 1995, $27,840,000 in 1994, and $31,257,000 in 1993. These contracts are typically less than 12 months in duration.

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

Item 2-Properties

     Andrew has fourteen manufacturing facilities, thirty-four engineering and sales administration locations and two distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

                                     Approximate
                                     floor area in
Location                             square feet     Principal Use              Owned/Leased
--------                             -------------   -------------              ------------
Orland Park, Illinois                  554,000       Commercial and Government  Owned
Denton, Texas                          230,000       Commercial and Government  Owned
Newnan, Georgia                        103,000       Commercial                 Owned
Garland, Texas                          86,000       Government                 Owned
Torrance, California                    43,000       Network                    Leased
Addison, Illinois                       54,000       Commercial                 Leased
Tinley Park, Illinois                   54,000       Commercial                 Leased
Sacramento, California                  54,000       Commercial                 Leased
                                     ---------
  U.S. sub-total                     1,178,000

Whitby, Ontario, Canada                 92,000       Commercial and Government  Owned
Campbellfield, Victoria, Australia     115,000       Commercial and Government  Owned
Lochgelly, Fife, United Kingdom        132,000       Commercial and Government  Owned
Bachenbulach, Switzerland                6,000       Commercial and Government  Leased
Hong Kong, China                        32,000       Commercial                 Leased
                                     ---------
  Non U.S. sub-total                   377,000
                                     ---------
                            TOTAL    1,555,000
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

Item 4-Submission of Matters to a Vote of Security Holders

     There were no matters which required a vote of security holders during the three months ended September 30, l995.

   PART II

Item 5-Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded over-the-counter on the Nasdaq National Market.

The Company had 3,523 holders of common stock of record at December 22, 1995.

     Information concerning the Company's stock price during the years ended September 30, l995 and 1994 is incorporated herein by reference from the l995 Annual Report to Stockholders, page 34. All prices represent high and low sales prices as reported by the Nasdaq National Market.

     It is the present policy of Andrew's Board of Directors to retain earnings in the business to finance the Company's operations and investments; and the Company does not anticipate payment of cash dividends in the foreseeable future.

     Long-term debt agreements include restrictive covenants which, among other things, provide restrictions on dividend payments. At September 30, l995, $201,097,000 was not restricted for purposes of such payments.

Item 6-Selected Financial Data

     Selected financial data for the last five fiscal years is incorporated herein by reference from the l995 Annual Report to Stockholders, pages 36 and 37.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information concerning this item is incorporated herein by reference from the l995 Annual Report to Stockholders, pages 16 through 20.

Item 8-Financial Statements and Supplementary Data

     The Consolidated Financial Statements of the Company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors are incorporated herein by reference from the 1995 Annual Report to Stockholders, pages 21 through 35.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

PART III

Item l0-Directors and Executive Officers of the Registrant

     Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's l995 Proxy Statement under the captions "Election of Directors" and "Executive Officers."

Item ll-Executive Compensation

     Information concerning management compensation is incorporated herein by reference from the Company's l995 Proxy Statement under the caption "Executive Compensation."

Item l2-Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's l995 Proxy Statement under the caption "Security Ownership."

Item 13-Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's 1995 Proxy Statement under the caption "Security Ownership."

PART IV

Item l4-Exhibits,  Financial Statement Schedules and Reports on Form 8-K

(a) (1)The following consolidated financial statements of Andrew Corporation and subsidiaries, included in the l995 Annual Report to Stockholders, are incorporated by reference in Item 8:

        Consolidated Statements of Income
          years ended September 30, l995, 1994 and l993.................page 21

        Consolidated Balance Sheets
          September 30, l995 and 1994...........................pages 22 and 23

        Consolidated Statements of Cash Flows
          years ended September 30, l995, l994 and l993.................page 24


        Consolidated Statements of Stockholders' Equity
          years ended September 30, l995, 1994 and l993.................page 25

        Notes to Consolidated Financial Statements..........pages 26 through 33

        Selected Quarterly Financial Information........................page 34

        Report of Independent Auditors..................................page 35

     (2)The following consolidated financial statement schedule of Andrew Corporation and subsidiaries is included in Item l4(d):

        Schedule II--Valuation and Qualifying Accounts and Reserves

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 14 cont.

     (3)Exhibit Index:

        Exhibit No.  Description                         Reference
        -----------  -----------                         ---------
        3.1(i)       Certificate of Incorporation        Filed as Exhibit 3.1(i) to Form 10-K for fiscal year ended
                                                         September 30, 1994 and incorporated herein by reference.

        3.1(ii)      By-Laws of Registrant               Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended
                                                         September 30, 1994 and incorporated herein by reference.

        4.(a)        Note Agreement dated                Filed as Exhibit 4.(a) to Form 10-K for fiscal year ended
                     September 1, 1990                   September 30, 1990 and incorporated herein by reference.

        4.(a)a       First Amendment to Note             Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended
                     Agreement dated                     September 30, 1992 and incorporated herein by reference.
                     September 1, 1990

        4.(b)        Stockholder Rights Agreement        Filed as Exhibit 4(b) to Form 10-K for fiscal year ended
                     dated September 22, 1988            September 30, 1993 and incorporated herein by reference.

        10.(a)       Executive Severance Benefit Plan    Filed as Exhibit 10(b)a to Form 10-K for fiscal year ended
           (i)       Agreement with Floyd L. English     September 30, 1991 and incorporated herein by reference.
           (ii)      Agreement with Charles R. Nicholas
           (iii)     Agreement with Ernest T. Weber

        10.(a)a      Executive Severance Benefit Plan    Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended
           (i)       Agreement with Thomas E. Charlton   September 30, 1993 and incorporated herein by reference.
           (ii)      Agreement with John B. Scott
           (iii)     Agreement with William L. Shockley

        10.(a)b      Executive Severance Benefit Plan
           (i)       Agreement with Alan J. Rossi

        10.(b)       Management Incentive Plan           Filed as Exhibit 10(c) to Form 10-K for fiscal year ended
                     dated February 4, 1988.             September 30, 1993 and incorporated herein by reference.

        10.(c)       Non-employee Directors'             Filed as Exhibit 10(d) to Form 10-K for fiscal year ended
                     Stock Option Plan dated             September 30, 1993 and incorporated herein by reference.
                     February 4, 1988.

        10.(d)       Credit Agreement dated as of        Filed as Exhibit 10(e) to Form 10-K for fiscal year ended
                     June 16, 1993.                      September 30, 1993 and incorporated herein by reference.

        10.(d)a      First Amendment to Credit
                     Agreement dated June 16, 1993.

        10.(d)b      Second Amendment to Credit
                     Agreement dated June 16, 1993.

        10.(e)       1994 Employee Stock Purchase        Filed with Proxy statement in connection with
                     Plan                                Annual Meeting held February 2, 1994.

        11           Computation of Earnings
                     per Share

        l3           l995 Annual Report to               Those portions of the 1995 Annual Report to Shareholders
                     Stockholders                        expressly incorporated herein by reference.

        21           List of Significant Subsidiaries

        22           Proxy Statement in connection       Filed on December 15, 1995 and incorporated herein by
                     with Annual Meeting to be held      reference.
                     on February 7, 1996

        23           Independent Auditors' Consent

        27           Financial Data Schedules

(b) There were no reports on Form 8-K filed during the three months ended September 30, 1995.

   REPORT OF INDEPENDENT AUDITORS

   To the Stockholders and Board of Directors
   Andrew Corporation

   We have audited the consolidated financial statements and related schedule of Andrew Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 1995. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   /s/ Ernst & Young LLP

   Chicago, Illinois
   November 3, 1995

       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      ANDREW CORPORATION AND SUBSIDIARIES
                           (Dollars in thousands)
                                    COL. A      COL. B       COL. C       COL. D         COL. E
                                                       Additions
                                                       ---------
                                                             Charged
                                    Balance     Charged to   to Other                    Balance
                                    Beginning   Costs and    Accounts--   Deductions--   at End
                                    of Period   Expenses     Describe     Describe<F1>   of Period
                                    ---------   --------     --------     ------------   ---------
Year ended September 30, l995:
    Allowance for
      doubtful accounts             $ 2,769     $ 1,295      $ --         $   998        $3,066
                                    =======     =======      =====        =======        ======

Year ended September 30, l994:
    Allowance for
       doubtful accounts            $ 3,167     $ 1,571      $ --         $ 1,969        $2,769
                                    =======     =======      =====        =======        ======

Year ended September 30, 1993:
    Allowance for
      doubtful accounts             $ 3,190     $ 1,636      $ --         $ 1,659        $3,167
                                    =======     =======      =====        =======        ======

<F1>
Note A:  Represents write-offs, net of recoveries.

  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1995.

                                                 Andrew Corporation

                                                 By  \s\ Floyd L. English
                                                 ------------------------
                                                         Floyd L. English
                                                 Chairman, President, and
                                                 Chief Executive Officer

                                                 By  \s\ Charles R. Nicholas
                                                 ---------------------------
                                                         Charles R. Nicholas
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                 By  \s\ Gregory F. Maruszak
                                                 ---------------------------
                                                         Gregory F. Maruszak
                                                 Vice President and Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 1995, by the following persons on behalf of the Registrant in the capacities indicated.


   \s\    John G. Bollinger                      \s\    Donald N. Frey
   ------------------------                      ---------------------
          John G. Bollinger                             Donald N. Frey
          Director                                      Director

   \s\    Jon L. Boyes                           \s\    Carole M. Howard
   -------------------                           -----------------------
          Jon L. Boyes                                  Carole M. Howard
          Director                                      Director

   \s\    George N. Butzow                       \s\    Ormand J. Wade
   -----------------------                       ---------------------
          George N. Butzow                              Ormand J. Wade
          Director                                      Director

   \s\    Kenneth J. Douglas
   -------------------------
          Kenneth J. Douglas
          Director

                                     ANDREW CORPORATION

                                        EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.(a)b(i)     Executive Severence Plan Agreement with Alan J. Rossi
10.(d)a        First Amendment to Credit Agreement dated June 16, 1993
10.(d)b        Second Amendment to Credit Agreement dated June 16, 1993
11.            Computation of Earnings Per Share
13.            Portions of 1995 Annual Report to Stockholders
               Incorporated by Reference
21.            List of Significant Subsidiaries
23.            Independent Auditors' Consent
27.            Financial Data Schedule