Form 10-Q
period 1995-12-31
ANDREW CORP
filed 1996-02-12
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995.

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

                                                   Yes  X       No
                                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value--39,041,799 shares as of February 7, 1996

                                       INDEX

                                 ANDREW CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets--December 31, 1995 and September 30, 1995.

          Consolidated statements of income--Three months ended December 31, 1995 and 1994.

          Consolidated statements of cash flows--Three months ended December 31, 1995 and 1994.

          Notes to consolidated financial statements--December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

Exhibit 2 - Agreement and Plan of Merger between Andrew Corporation and
            The Antenna Company dated January 25, 1996.

Exhibit 11 - Computation of Earnings per Share.

SIGNATURES

                                      ANDREW CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                         (In thousands)
                                               December 31  September 30
                                                  1995         1995
                                               ---------    ---------
                                               (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $  22,291    $  45,085
Accounts receivable, less allowances
  (Dec. $3,466; Sep. $3,066)                     150,228      141,732
Inventories
  Finished products                               48,058       43,646
  Materials and work in process                   83,679       75,788
                                               ---------    ---------
                                                 131,737      119,434
Miscellaneous current assets                       4,831        4,430
                                               ---------    ---------
TOTAL CURRENT ASSETS                             309,087      310,681

OTHER ASSETS
Costs in excess of net assets of businesses
  acquired, less accumulated amortization
  (Dec. $17,186; Sep. $16,524)                    42,198       35,667
Investments in and advances to affiliates         38,470       33,480
Investments and other assets                      12,136       10,661

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements                         9,907        9,402
Building                                          63,612       55,069
Equipment                                        221,169      209,039
Allowances for depreciation and amortization    (177,965)    (172,970)
                                               ---------    ---------
                                                 116,723      100,540
                                               ---------    ---------

TOTAL ASSETS                                   $ 518,614    $ 491,029
                                               =========    =========

The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                                ANDREW CORPORATION
                             CONSOLIDATED BALANCE SHEET
                         (In thousands, except share amounts)
                                   (continued)
                                                              December 31    September 30
                                                                 1995           1995
                                                              ---------      ---------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $  29,011      $  26,726
Accrued expenses and other liabilities                           27,076         17,607
Compensation and related expenses                                19,203         25,310
Income taxes                                                     14,476         13,666
Current portion of long-term debt                                 4,545          4,545
                                                              ---------      ---------
TOTAL CURRENT LIABILITIES                                        94,311         87,854

DEFERRED LIABILITIES                                              5,654          7,087

LONG-TERM DEBT, LESS CURRENT PORTION                             45,240         44,710

MINORITY INTEREST                                                 6,782

STOCKHOLDERS' EQUITY
 Common Stock (par value, $.01 a share:
  100,000,000 shares authorized;
   45,653,823 shares issued, including treasury)                    457            457
Additional paid-in capital                                       44,577         44,437
Foreign currency translation                                        354          1,076
Retained earnings                                               378,465        362,738
Treasury stock, at cost
(6,619,787 shares Dec.; 6,648,675 shares Sep.)                  (57,226)       (57,330)
                                                              ---------      ---------
                                                                366,627        351,378
                                                              ---------      ---------

TOTAL LIABILITIES AND EQUITY                                  $ 518,614      $ 491,029
                                                              =========      =========

The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                                   ANDREW CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except per share amounts)
                                           Three Months Ended
                                               December 31
                                            1995         1994
                                          ---------    ---------
SALES                                     $ 164,031    $ 142,605
Cost of products sold                        96,784       83,847
                                          ---------    ---------
GROSS PROFIT                                 67,247       58,758

OPERATING EXPENSES
Sales and administrative                     34,555       34,115
Research and development                      7,098        5,640
                                          ---------    ---------
                                             41,653       39,755

OPERATING INCOME                             25,594       19,003

OTHER
Interest expense                              1,208        1,383
Interest income                                (643)        (636)
Other  expense                                  455          703
                                          ---------    ---------
                                              1,020        1,450

INCOME BEFORE INCOME TAXES                   24,574       17,553

Income taxes                                  8,847        6,319
                                          ---------    ---------
NET INCOME                                $  15,727    $  11,234
                                          =========    =========

NET INCOME PER AVERAGE SHARE OF
  COMMON STOCK OUTSTANDING                $    0.40    $    0.28
                                          =========    =========

AVERAGE SHARES OUTSTANDING                   39,616       39,435
                                          =========    =========

See Notes to Consolidated Financial Statements

                                   ANDREW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (In thousands)
                                                           Three Months Ended
                                                               December 31
                                                        -------------------------
                                                          1995             1994
                                                        --------         --------
CASH FLOWS FROM OPERATIONS
Net Income                                              $ 15,727         $ 11,234

ADJUSTMENTS TO NET INCOME
Depreciation and amortization                              6,812            5,280
(Increase) decrease in accounts receivable                (5,171)           2,063
Increase in inventories                                   (5,831)         (10,461)
Decrease (increase) in miscellaneous
  current and other assetS                                   155             (770)
Increase in receivables from affiliates                     (532)            (885)
Decrease in accounts payable and other  liabilities         (750)          (6,802)
Other                                                        (72)             (73)
                                                        --------         --------
NET CASH FROM (USED IN) OPERATIONS                        10,338             (414)

INVESTING ACTIVITIES
Capital expenditures                                     (13,867)          (8,234)
Acquisition of business, net of cash acquired            (14,453)            --
Investments in and advances to affiliates                 (4,990)          (2,237)
Proceeds from sale of property, plant,  and equipment        120               91
                                                        --------         --------
NET CASH USED IN INVESTING                               (33,190)         (10,380)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                            --            3,800
Stock option plans                                           356              600
                                                        --------         --------
NET CASH FROM FINANCING ACTIVITIES                           356            4,400
Foreign currency translation adjustments                    (298)            (107)
                                                        --------         --------
Decrease for the period                                  (22,794)          (6,501)

Cash and equivalents at beginning of period               45,085           40,267
                                                        --------         --------
CASH AND EQUIVALENTS AT END OF PERIOD                   $ 22,291         $ 33,766
                                                        ========         ========

See Notes to Consolidated Financial Statements

                                         ANDREW CORPORATION
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1995.

NOTE B--ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED
        ASSETS TO BE DISPOSED OF

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires long-lived assets to be reviewed for impairment when events or circumstances indicate that an impairment exists. The company is required to adopt SFAS No. 121 during the first quarter of fiscal 1997. Adoption of this Statement will not have a material effect on the company's financial statements.

NOTE  C--ACQUISITION

In December 1995 the company purchased a 51% interest in GAM Participacoes Ltda. ("GAM") for approximately $15.5 million in cash. The acquisition was accounted for as a purchase and, accordingly, the operating results of GAM have been included in the consolidated operating results since the date of acquisition. The company manufactures, distributes and sells antennas, waveguide, and towers and provides installation services. GAM is located in Brazil.

Had GAM been acquired at the beginning of fiscal 1994, the pro-forma inclusion of its operating results would not have had a material effect on the company's reported consolidated net earnings for the quarters ended December 31, 1995 and 1994.

NOTE  D--SUBSEQUENT EVENT

On January 25, 1996 the company signed a definitive agreement to acquire The Antenna Company, a manufacturer and distributor of wireless telephone antennas and accessories for mobile applications. The transaction will be accounted for as a pooling of interests. Andrew will exchange shares of its common stock for all the outstanding stock of privately held The Antenna Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1995 totaled $164.0 million, a 15% increase over the prior year quarter. The increase was primarily attributable to increased demand for the company's wireless communications products and services in Europe, Canada and the Pacific Rim. The commercial segment was the principal contributor to sales growth as weaker performances in the network products and government electronics businesses partially offset the strength in the commercial segment.

As a percentage of sales, cost of products sold was 59% in the first quarter of both fiscal 1996 and 1995.

Sales and administrative expense for the quarter increased marginally to $34.6 million, a $0.5 million increase over the prior year first quarter. As a percent of sales, sales and administrative expenses were 21%, down from 24% in the same period last year. The decrease was due to the higher rate of growth in sales as compared to the growth in expenses.

Research and development expenditures for the first quarter increased $1.5 million, or 26% over the same period last year. The increase is primarily related to new technology development efforts within the commercial segment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations improved compared to the same period last year by $10.8 million. Earnings in the first quarter of fiscal 1996 combined with a reduced rate of increase in inventory provided increased cash flows. The improvements were partially offset by an increase in accounts receivable, primarily the result of the sales increases.

In the first quarter of fiscal 1996 the company purchased a 51% interest in a manufacturing company in Brazil for $15.5 million in cash.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit   2 - Agreement and Plan of Merger between Andrew
                          Corporation and The Antenna Company dated
                          January 25, 1996.

            Exhibit 11 - Computation of earnings per share.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ANDREW CORPORATION

Date    February 12, 1996                        /s/F. L. English
    ---------------------                           ---------------
                                                    F. L. English
                                                    Chairman, President and
                                                    Chief Executive Officer



Date    February 12, 1996                        /s/C. R. Nicholas
    ---------------------                           --------------
                                                    C. R. Nicholas
                                                    Executive Vice President and
                                                    Chief Financial Officer