Form 10-Q
period 1996-03-31
ANDREW CORP
filed 1996-05-07
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      FOR THE TRANSITION PERIOD FROM_________TO__________

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

  Common Stock, $.01 Par Value-- 60,110,490 shares as of April 30, 1996

                                       INDEX

                                 ANDREW CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated  balance sheets--March 31, 1996 and September 30, 1995.

           Consolidated statements of income--Three months ended March 31, 1996 and 1995; Six months ended March 31, 1996 and 1995.

           Consolidated statements of cash flows--Six months ended
             March 31, 1996 and 1995.

           Notes to consolidated financial statements--March 31, 1996.

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.


Exhibit 10 - Material Contacts

Exhibit 11 - Computation of Earnings per Share.

SIGNATURES

                                ANDREW CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (In thousands)
                                                    March 31     September 30
                                                      1996          1995
                                                    ---------    ---------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $  21,411    $  46,064
Accounts receivable, less allowances
  (Mar. $3,226; Sep. $3,071)                          153,809      147,598
Inventories
  Finished products                                    52,521       45,333
  Materials and work in process                        97,550       78,992
                                                    ---------    ---------
                                                      150,071      124,325
Miscellaneous current assets                            5,903        4,758
                                                    ---------    ---------
TOTAL CURRENT ASSETS                                  331,194      322,745

OTHER ASSETS
Costs in excess of net assets of businesses
  acquired, less accumulated amortization
  (Mar. $18,320; Sep. $16,524)                         40,982       35,667
Investments in and advances to affiliates              39,815       33,480
Investments and other assets                           11,572       10,661

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements                             10,329        9,402
Building                                               65,986       55,069
Equipment                                             233,047      212,952
Allowances for depreciation and amortization         (185,684)    (174,862)
                                                    ---------    ---------
                                                      123,678      102,561
                                                    ---------    ---------
TOTAL ASSETS                                        $ 547,241    $ 505,114
                                                    =========    =========

The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)
                                 (continued)
                                                    March 31     September 30
                                                      1996          1995
                                                    ---------    ---------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                       $      --    $   2,450
Accounts payable                                       35,605       30,628
Accrued expenses and other liabilities                 17,564       17,893
Compensation and related expenses                      19,343       25,815
Income taxes                                           16,937       13,994
Current portion of long-term debt                       4,725        4,801
                                                    ---------    ---------
TOTAL CURRENT LIABILITIES                              94,174       95,581

DEFERRED LIABILITIES                                    5,646        7,087

LONG-TERM DEBT, LESS CURRENT PORTION                   45,080       45,255

MINORITY INTEREST                                       8,149           --

STOCKHOLDERS' EQUITY
Common Stock (par value, $.01 a share:
  100,000,000 shares authorized;
   68,480,735 shares issued, including treasury)          685          457
Additional paid-in capital                             36,030       35,588
Foreign currency translation                            2,079        1,077
Retained earnings                                     403,720      368,517
Treasury stock, at cost
(8,376,164 shares Mar.; 8,431,449 shares Sep.)        (48,322)     (48,448)
                                                    ---------    ---------
                                                      394,192      357,191
                                                    ---------    ---------
TOTAL LIABILITIES AND EQUITY                        $ 547,241    $ 505,114
                                                    =========    =========

The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                                  ANDREW CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share amounts)
                                  Three Months Ended       Six Months Ended
                                       March 31                March 31
                                 ---------------------   ---------------------
                                   1996        1995         1996       1995
                                 ---------   ---------   ---------   ---------
SALES                            $ 183,159   $ 163,736   $ 361,083   $ 315,467
Cost of products sold              110,341      97,753     216,412     187,233
                                 ---------   ---------   ---------   ---------
GROSS PROFIT                        72,818      65,983     144,671     128,234

OPERATING EXPENSES
Sales and administrative            33,898      35,229      70,870      71,415
Research and development             8,025       6,279      15,436      12,246
                                 ---------   ---------   ---------   ---------
                                    41,923      41,508      86,306      83,661

OPERATING INCOME                    30,895      24,475      58,365      44,573

OTHER
Interest expense                     1,464       1,562       2,741       3,013
Interest income                       (529)       (741)     (1,187)     (1,380)
Other  expense                       1,423       1,589       1,850       2,332
                                 ---------   ---------   ---------   ---------
                                     2,358       2,410       3,404       3,965

INCOME BEFORE INCOME TAXES          28,537      22,065      54,961      40,608

Income taxes                        10,245       7,936      19,758      14,525
                                 ---------   ---------   ---------   ---------
NET INCOME                       $  18,292   $  14,129   $  35,203   $  26,083
                                 =========   =========   =========   =========
NET INCOME PER AVERAGE SHARE OF
  COMMON STOCK OUTSTANDING       $    0.30   $    0.23   $    0.58   $    0.43
                                 =========   =========   =========   =========
AVERAGE SHARES OUTSTANDING          61,123      60,824      61,108      60,716
                                 =========   =========   =========   =========

See Notes to Consolidated Financial Statements.

                                     ANDREW CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (In thousands)
                                                        Six Months Ended
                                                            March 31
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
CASH FLOWS FROM OPERATIONS
Net Income                                             $ 35,203   $ 26,083

ADJUSTMENTS TO NET INCOME
Equity in losses of affiliates                               --        962
Depreciation and amortization                            14,998     11,629
Increase in accounts receivable                          (2,441)    (6,070)
Increase in inventories                                 (19,214)   (22,580)
Decrease (increase) in miscellaneous
  current and other assetS                                 (431)     1,038
Increase in receivables from affiliates                     (28)      (974)
Decrease in accounts payable
  and other  liabilities                                 (1,644)    (8,814)
Other                                                      (189)       (23)
                                                       --------   --------
NET CASH FROM OPERATIONS                                 26,254      1,251

INVESTING ACTIVITIES
Capital expenditures                                    (26,799)   (19,987)
Acquisition of business, net of cash acquired           (14,595)      --
Investments in and advances to affiliates                (6,335)    (4,180)
Proceeds from sale of property, plant, and equipment        276        149
                                                       --------   --------
NET CASH USED IN INVESTING ACTIVITIES                   (47,453)   (24,018)

FINANCING ACTIVITIES
Proceeds from (payments on) long-term borrowings           (744)     3,824
Proceeds from (payments on) short-term borrowings        (2,450)     1,400
Stock option plans                                          474      1,198
                                                       --------   --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES             (2,720)     6,422

Foreign currency translation adjustments                   (734)       223
                                                       --------   --------
Decrease for the period                                 (24,653)   (16,122)

Cash and equivalents at beginning of period              46,064     40,714
                                                       --------   --------
CASH AND EQUIVALENTS AT END OF PERIOD                  $ 21,411   $ 24,592
                                                       ========   ========

See Notes to Consolidated Financial Statements.

                                      ANDREW CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1995.

NOTE B--STOCK SPLIT

On February 7, 1996, the company's Board of Directors declared a three-for-two stock split to stockholders of record on February 21, 1996, payable March 6, 1996. All share and per share amounts have been restated for all periods presented to reflect the stock split.

NOTE C--ACQUISITION

In March 1996 Andrew Corporation completed its acquisition of The Antenna Company, a manufacturer and distributor of wireless telephone antennas and accessories for mobile applications. The transaction has been accounted for as a pooling of interests. Andrew exchanged 1,541,564 shares of its common stock for all of the outstanding stock of the privately held The Antenna Company.

In compliance with the accounting for a pooling of interests Andrew has restated all current and prior period financial information to reflect the results from operations of The Antenna Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 increased $19.4 million, or 12% compared to the same period last year. On a year-to-date basis, net sales were $361.1 million, an increase of $45.6 million or 14% compared to last year. The international wireless and broadcast markets, along with the recent acquisition of The Antenna Company, contributed to the sales growth in the quarter, which offset the continued softness in network products and domestic cellular markets. The Antenna Company added $11.2 million in sales revenue for the quarter and $25.1 million for the year.

Cost of products sold as a percentage of sales remained relatively stable for both the three months ended and the six months ended March 31, 1996 compared to the same period last year.

Sales and administrative expenses decreased $1.3 million or 4% for the quarter and remained relatively unchanged on a year-to-date basis when compared to last year. Research and development expenses increased $1.7 million or 28% for the quarter and $3.2 million or 26% for the year. This increase is the result of new projects aimed at the development of new products within the commercial and government segments.

Other expense decreased $.2 million or 10% for the quarter and $.5 million or 21% for the six months ended March 31, 1996 when compared to the same period last year. Decreased foreign exchange losses and a reduction in the company's share of the Russian joint venture losses partially offset the one time charge of $1.5 million related to the acquisition of The Antenna Company.

LIQUIDITY AND CAPITAL RESOURCES

Increased inventory and growth in accounts receivable partially offset the increased cash flows from net income and non-cash expenses, resulting in net cash from operations of $26.3 million. The increase in inventory is primarily due to the company's increased investment in personal communication systems and other businesses.

Net cash used in investing activities increased $23.4 million for the six months ended March 31, 1996. During the first quarter of fiscal 1996 the company purchased a 51% interest in two Brazilian manufacturing companies: Mapra Industria e Comercio Ltda. and Gerbo Telecomunicaoes e Servicos Ltda. for $14.6 million net of cash received. Capital expenditures increased $6.8 million or 34% for the six months ended March 31, 1996 compared to the same period last year. The company's increased investment in manufacturing equipment and expansion of domestic manufacturing facilities contributed to the increase.

Net cash used in financing activities increased $9.1 million for the six months ended March 31, 1996 compared to the same period last year. The company liquidated The Antenna Company's short-term debt of $5.0 million upon completion of the acquisition.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Andrew's Annual Meeting of Stockholders was held on February 8, 1996.

(b) & (c) Items held for vote

                                               Number of Shares Voted

                                                       Broker/
                                     For      Against  Non-votes  Abstentions
                                 ----------   -------  ---------  -----------
       1. Election of Directors

          John G. Bollinger      32,234,978   0        0          3,712,230
          Jon L. Boyes           35,804,306   0        0            142,902
          George N. Butzow       35,808,549   0        0            138,659
          Kenneth J. Douglas     35,806,568   0        0            140,640
          Floyd L. English       35,805,532   0        0            141,676
          Jere D. Fluno          35,789,448   0        0            157,760
          Carole M. Howard       35,807,864   0        0            139,344
          Ormand J. Wade         35,808,292   0        0            138,916

       2. The selection of Ernst & Young to serve as independent public auditors for fiscal year 1996. The selection of Ernst & Young as independent public auditors was ratified by votes of 35,887,855 for, 20,775 against, 0 broker/non-votes and 38,578 abstentions.

Note: Share amounts in this exhibit have been restated to reflect a three-for-two stock split to stockholders of record on February 21, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

               Exhibit 11 - Computation of Earnings per Share

               Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ANDREW CORPORATION

Date       May 6, 1996                         /s/F. L. English
    -------------------------                     -----------------------
                                                  F. L. English
                                                  Chairman, President and
                                                  Chief Executive Officer



Date       May 6, 1996                         /s/C. R. Nicholas
    -------------------------                     ----------------------------
                                                  C. R. Nicholas
                                                  Executive Vice President and
                                                  Chief Financial Officer

                               ANDREW CORPORATION

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
- -----------    -----------
11.            Computation of Earnings Per Share
27.            Financial Data Schedule