Form 10-Q
period 1996-06-30
ANDREW CORP
filed 1996-07-24
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-Q

(Mark-One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO _________

                      COMMISSION FILE NUMBER 0-9514

                              ANDREW CORPORATION
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                               36-2092797
(State or other jurisdiction of                            (IRS Employer
incorporation or organization                               identification No.)

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

    Common Stock, $.01 Par Value--60,332,047 shares as of July 12, 1996

                                   INDEX

                              ANDREW CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets--June 30, 1996 and September 30, 1995.

           Consolidated statements of income--Three months ended June 30, 1996 and 1995; Nine months ended June 30, 1996 and 1995.

           Consolidated statements of cash flows--Nine months ended June 30, 1996 and 1995.

           Notes to consolidated financial statements--June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.   OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

Exhibit 10        Material Contracts.

Exhibit 11        Computation of Earnings per Share.

Exhibit 27        Financial Data Schedule

SIGNATURES

                                     ANDREW CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                               JUNE 30      September 30
                                                 1996         1995
                                               ---------    ---------
                                               (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $  22,903    $  46,064
Accounts receivable, less allowances
   (Jun. $3,411;  Sept. $3,071)                  161,976      147,598
Inventories
   Finished products                              57,229       45,333
   Materials and work in process                 107,796       78,992
                                               ---------    ---------
                                                 165,025      124,325
Miscellaneous current assets                       6,145        4,758
                                               ---------    ---------
TOTAL CURRENT ASSETS                             356,049      322,745


OTHER ASSETS
Cost in excess of net assets of businesses
   acquired, less accumulated amortization
   (Jun. $18,903;  Sept. $16,524)                 40,643       35,667
Investment in and advances to affiliates          41,184       33,480
Investments and other assets                      15,421       10,661

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                        10,417        9,402
Building                                          67,752       55,069
Equipment                                        241,803      212,952
Allowances for depreciation and amortization    (193,062)    (174,862)
                                               ---------    ---------
                                                 126,910      102,561
                                               ---------    ---------
TOTAL ASSETS                                   $ 580,207    $ 505,114
                                               =========    =========

The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                                     ANDREW CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share amounts)
                                        (continued)
                                                     JUNE 30      September 30
                                                       1996         1995
                                                     ---------    ---------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                        $      --    $   2,450
Accounts payable                                        35,877       30,628
Accrued expenses and other liabilities                  18,810       17,893
Compensation and related expenses                       24,203       25,815
Income taxes                                            19,164       13,994
Current portion of long-term debt                        4,576        4,801
                                                     ---------    ---------
TOTAL CURRENT LIABILITIES                              102,630       95,581


DEFERRED LIABILITIES                                     5,748        7,087

LONG-TERM DEBT, LESS CURRENT PORTION                    45,013       45,255

MINORITY INTEREST                                        8,618           --

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
   100,000,000 shares authorized;
    68,479,351 shares issued, including treasury)          685          457
Additional paid-in capital                              36,892       35,588
Foreign currency translation                               273        1,077
Retained earnings                                      427,727      368,517
Treasury stock, at cost (8,147,351 shares in 1996;
   8,431,449 shares in 1995)                           (47,379)     (48,448)
                                                     ---------    ---------
                                                       418,198      357,191
                                                     ---------    ---------
TOTAL LIABILITIES AND EQUITY                         $ 580,207    $ 505,114
                                                     =========    =========

The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                                    ANDREW CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           (In thousands, except per share amounts)

                              Three Months Ended         Nine Months Ended
                                   June 30                    June 30
                             ----------------------    ----------------------
                                1996        1995         1996          1995
                             ---------    ---------    ---------    ---------
SALES                        $ 197,209    $ 170,478    $ 558,292    $ 485,945
Cost of Products sold          112,173       96,790      328,585      284,023
                             ---------    ---------    ---------    ---------
GROSS PROFIT                    85,036       73,688      229,707      201,922

OPERATING EXPENSES
Sales and administrative        38,594       37,552      109,464      108,967
Research and development         8,239        6,419       23,675       18,665
                             ---------    ---------    ---------    ---------
                                46,833       43,971      133,139      127,632
                             ---------    ---------    ---------    ---------
OPERATING INCOME                38,203       29,717       96,568       74,290

OTHER
Interest expense                 1,470        1,051        4,211        4,064
Interest income                   (585)        (214)      (1,772)      (1,594)
Other (income) expense            (240)        (855)       1,610        1,477
                             ---------    ---------    ---------    ---------
                                   645          (18)       4,049        3,947
                             ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES      37,558       29,735       92,519       70,343

Income taxes                    13,551       10,775       33,309       25,300
                             ---------    ---------    ---------    ---------
NET INCOME                   $  24,007    $  18,960    $  59,210    $  45,043
                             =========    =========    =========    =========
NET INCOME PER AVERAGE
  SHARE OF COMMON STOCK
  OUTSTANDING                $    0.39    $    0.31    $    0.97    $    0.74
                             =========    =========    =========    =========
AVERAGE SHARES OUTSTANDING      61,317       60,723       61,248       60,477
                             =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                            ANDREW CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
                                                       Nine Months Ended
                                                            June 30
                                                      --------------------
                                                        1996        1995
                                                      --------    --------
CASH FLOWS FROM OPERATIONS
   Net Income                                         $ 59,210    $ 45,043

ADJUSTMENTS TO NET INCOME
  Equity in Losses of Affiliates                            --       1,462
  Depreciation and amortization                         23,924      18,148
  Increase in accounts receivable                      (11,638)    (12,033)
  Increase in inventories                              (33,879)    (25,706)
  Decrease (increase) in miscellaneous
    current and other assets                            (1,348)      5,357
  (Increase) in receivables from affiliates               (111)       (709)
  Increase (decrease) in accounts payable
    and other liabilities                                5,622      (4,571)
  Other                                                    270         (59)
                                                      --------    --------
NET CASH FROM OPERATIONS                                42,050      26,932

INVESTING ACTIVITIES
  Capital expenditures                                 (37,692)    (33,106)
  Acquisition of business, net of cash acquired        (18,550)         --
  Investments in and advances to affiliates             (7,704)     (5,471)
  Proceeds from sale of property, plant
    and equipment                                          452         260
                                                      --------    --------
NET CASH USED IN INVESTING ACTIVITIES                  (63,494)    (38,317)

FINANCING ACTIVITIES
  Proceeds from (payments on) long-term borrowings        (995)      3,349
  Proceeds from (payments on) short-term borrowings     (2,452)      1,100
  Stock option plans                                     2,666       2,669
                                                      --------    --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES              (781)      7,118

Foreign currency translation adjustments                  (936)        151
                                                      --------    --------
Decrease for the period                                (23,161)     (4,116)

Cash and equivalents at beginning of period             46,064      40,714
                                                      --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                 $ 22,903    $ 36,598
                                                      ========    ========

See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1995.

NOTE B--STOCK SPLIT

On February 7, 1996, the company's Board of Directors declared a three-for-two stock split to stockholders of record on February 21, 1996, payable March 6, 1996. All share and per share amounts have been restated for all periods presented to reflect the stock split.

NOTE C--ACQUISITION

In March 1996 Andrew Corporation completed its acquisition of The Antenna Company, a manufacturer and distributor of wireless telephone antennas and accessories for mobile applications. The transaction has been accounted for as a pooling of interests. Andrew exchanged 1,541,564 shares of its common stock for all the outstanding stock of the privately held The Antenna Company.

In compliance with the accounting for a pooling of interests Andrew has restated all current and prior period financial information to reflect the results from operations of The Antenna Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the nine months ended June 30, 1996 were $558.3 million, an increase of 15% over the first nine months of fiscal year 1995. For the quarter, net sales increased $26.7 million to $197.2 million. Both the increase for the quarter and the first nine months of fiscal year 1996 are attributable to continued growth in Personal Communications Services infrastructure construction, strong international cellular markets and the wireless communications area, including wireless accessories markets in the U.S.

Cost of goods sold as a percentage of sales remained relatively unchanged for both the three and nine months ended June 30, 1996 compared to the same periods in fiscal year 1995.

Sales and administrative expenses remained relatively stable for both the quarter and nine months ended June 30, 1996 compared to the same periods in fiscal year 1995. As a percentage of sales, sales and administrative expenses decreased 2.4% for the quarter and 2.8% for the first nine months of fiscal year 1996. Research and development expenses for the third quarter and first nine months of fiscal year 1996 increased over 27% reflecting new product development efforts in the commercial and government business segments.

Third quarter foreign currency conversion gains coupled with recording the minority interest's share in the earnings of the company's Brazilian operations resulted in other income of $.2 million for the three months ended June 30, 1996. During the third quarter of fiscal year 1995 the company recorded a one time gain of $1.7 million due to the conversion and sale of the Allen Group debentures held by the company. This gain was partially offset by the company's share of its Russian joint venture losses. For the nine months ended June 30, 1996 other expense increased 9% to $1.6 million. This increase is primarily attributable to costs related to the company's acquisition of The Antenna Company, in the second quarter of 1996, along with recording the minority interest's share of the net income in the company's operations in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations for the nine months ended June 30, 1996 was $42.1 million compared to $26.9 million for the same period in fiscal year 1995. Increased net income and other liabilities were the major contributors to the overall growth in net cash from operations. These inflows were partially offset by an increased investment in inventory and miscellaneous and other current assets.

Net cash used in investing activities for the first nine months of fiscal year 1996 increased $25.2 million compared to the same period last fiscal year. This increase is a result of the company's second quarter purchase of a 51% interest in Mapra Industria e Comerico Ltda. and Gerbo Telecommunicaoes e Servicos Ltda. for $14.6 million net of cash received. In the third quarter of fiscal year 1996 the company also purchased an 80% interest in Satcom Systems located in South Africa.

Net cash used in financing activities was $.8 million for the nine months ended June 30, 1996 compared to net cash from financing activities of $7.1 million for the same period last fiscal year. During the second quarter of fiscal year 1996 the company liquidated The Antenna Company's short-term debt of $5.0 million. In the first quarter of fiscal year 1995, the company received $3.8 million in proceeds from the issuance of an Industrial Development Revenue Bond with Coweta County, Georgia for construction of a plant in Newnan, Georgia.

PART II--OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a) EXHIBIT INDEX

Exhibit No.   Description                           Reference
- -----------   -----------                           ---------
10(a)         Executive Severance Benefit Plan
  (i)         Agreement with Floyd L. English
  (ii)        Agreement with Charles R. Nicholas

10(a)a        Executive Severance Benefit Plan      Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended
    (i)       Agreement with Thomas E. Charlton     September 30, 1993 and incorporated herein by reference.
    (ii)      Agreement with John B. Scott

10(a)b(i)     Executive Severance Benefit Plan
              Agreement with William R. Currer

10(d)         Credit Agreement dated                Filed as Exhibit 10(e) to Form 10-K for fiscal year ended
              June 16, 1993.                        September 30, 1993 and incorporated herein by reference.

10(d)a        First Amendment to Credit             Filed as Exhibit 10(d)a to Form 10-K for fiscal year ended
              Agreement dated June 16, 1993.        September 30, 1995 and incorporated herein by reference.

10(d)b        Second Amendment to Credit            Filed as Exhibit 10(d)b to Form 10-K for fiscal year ended
              Agreement dated June 16, 1993.        September 30, 1995 and incorporated herein by reference.

10(d)c        Third Amendment to Credit
              Agreement dated June 16, 1993.

10(d)d        Guaranty dated as of April 11, 1996

10(d)e        Replacement Note dated as of
              April 8, 1996

11            Computation of Earnings per Share

27            Financial Data Schedule

(b)  Reports on Form 8-K

       On May 10, 1996, Registrant filed a Current Report on Form 8-K reporting one month of the combined operating results of Andrew Corporation and The Antenna Company in compliance with the Securities Exchange Commission's Accounting Series Release 135.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date     July 24, 1996              /s/ F. L. English
    ------------------                  -------------
                                        F. L. English
                                        Chairman, President and Chief Executive
                                        Officer




Date     July 24, 1996              /s/ C. R. Nicholas
    ------------------                  --------------
                                        C. R. Nicholas
                                        Executive Vice President and Chief
                                        Financial Officer