Form 10-K
period 1996-09-30
ANDREW CORP
filed 1996-12-20
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 30, 1996 was $3,501,110,729. The number of outstanding shares of the Registrant's common stock as of that date was 60,489,128.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 1996 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual stockholders' meeting to be held February 11, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1-BUSINESS

GENERAL

     All figures presented in this Form 10-K as well as any documents incorporated by reference have been restated to reflect the recent acquisition by Andrew Corporation ("Andrew" or the "Company") of The Antenna Company, which was accounted for as a pooling of interests.

     Andrew was reincorporated in Delaware in 1987. The Company previously was incorporated in Illinois in 1947 as the successor to a partnership founded in 1937. Its executive offices are located at 10500 West 153rd Street, Orland Park, Illinois, 60462, which is approximately 25 miles southwest of Chicago's loop. Unless otherwise indicated by the context, all references herein to Andrew include Andrew Corporation and its subsidiaries.

     Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, governmental and military customers. Its principal products include coaxial cables, microwave antennas for point-to-point communication systems, special purpose antennas for commercial, government and military end use, antennas and complete earth stations for satellite communication systems, electronic radar systems, communication reconnaissance systems, connectivity devices for use in communication systems, and related ancillary items and services. These products are frequently sold as integrated systems rather than as separate components. In addition, the Company sells cellular antenna products and cellular telephone accessories. Andrew conducts manufacturing operations, primarily from thirteen locations in the United States and from four locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 47% of Andrew's net sales in fiscal 1996, 44% in 1995, and 43% in 1994.

     During fiscal 1996, Andrew completed three acquisitions which provided new products and improved accessibility to expanding markets. In December 1995, the Company purchased a 51% interest in Mapra Industria e Comerico Ltda. and Gerbo Telecommunicacoes e Servicos Ltda., located in Brazil. Mapra and Gerbo manufacture, distribute, and sell antennas, waveguides and towers and provide installation services. Andrew also formed a cable manufacturing company with Mapra and Gerbo in which Andrew holds a 70% interest. In March 1996, the Company completed its acquisition of The Antenna Company, a manufacturer and distributor of wireless telephone antennas and accessories for mobile applications. In June 1996, the company purchased an 80% interest in the Satcom Group of Companies, a distributor of commercial products, located in South Africa.

     During the year the Company operated in three strategic business areas, Commercial, Government and Network. The Commercial business supplies coaxial cable and antenna system equipment to telecommunications companies and agencies and cellular antenna products and cellular phone accessories through retail distribution channels of cellular service providers. The Government business supplies specialized antenna systems, electronic radar systems, communication reconnaissance systems, coaxial cable, standard antennas, and fully integrated systems to various United States government agencies and friendly foreign governments. The Network business supplies products and services through value added and other resellers to data processing organizations that support the interconnectivity needs of computer networks.

     Information concerning Andrew's net sales (intersegment sales are insignificant), operating profit and assets employed attributable to each business area for fiscal 1996, 1995, and 1994 is included in the "Industry Segment Information" note to Consolidated Financial Statements on page 31 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

PRODUCTS AND SERVICES

     The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three years:

                                           Year Ended September 30

                                1996               1995                1994
                                --------------------------------------------------------

(Dollars in thousands)

Coaxial Cable Systems and Bulk
  Cables                        $415,633    52%    $324,790     49%    $248,613     42%

Microwave Antenna Systems        153,231    19      122,576     19      107,455     18

Special Antennas and Other        88,922    11       84,663     13      107,620     19

Wireless Accessories              63,498     8       48,355      7       34,065      6

Earth Station Antennas            32,830     4       28,840      4       19,246      3

Network Products                  27,569     4       39,217      6       52,208      9

Defense Electronics               11,892     2       15,519      2       19,026      3
                                --------   ----    ---------   ----    ---------   -----

                                $793,575   100%    $663,960    100%    $588,233    100%
                                ========   ====    ========    ====    ========    ====

Sales for the Company's business areas during the last three years were as follows:

                                Year Ended September 30
                         1996          1995          1994
                         -------------------------------------
(Dollars in thousands)
Commercial               $731,347      $579,984      $487,579
Government                 34,063        41,455        43,611
Network                    27,568        39,217        52,208
Other                         597         3,304         4,835
                         --------      --------      --------
                         $793,575      $663,960      $588,233
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

Wireless Accessories:

     Andrew manufactures and distributes accessories for personal communication systems, cellular handsets and paging devices. Portable antennas, batteries, battery chargers, paging accessories, hands free kits, and various other wireless accessories are all included in this group. The recent acquisition of The Antenna Company increased Andrew's product offering and opened domestic distribution channels.

Earth Station Antennas:

     Earth station antenna systems manufactured by Andrew are used at earth terminals to receive signals from, and transmit signals to, communication satellites in equatorial orbit. System elements include an antenna, from 6 to 40 feet in diameter, and may also include electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. Andrew earth station antenna systems in all sizes are used in various countries to broadcast and transmit programs, both to CATV operators and to VHF or UHF broadcast stations, as well as for the long distance transmission of conventional telecommunications traffic.

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

INTERNATIONAL ACTIVITIES

     Andrew's international operations represent a substantial portion of its overall operating results and asset base. Manufacturing facilities are located in Canada, Australia, the United Kingdom, and Brazil. Andrew's plants in the United States also ship significant amounts of manufactured goods to export markets. In Russia, Andrew participates in joint ventures that operate fiber optic telecommunication networks.

     During fiscal 1996, sales of products exported from the United States or manufactured abroad were $376,743,000 (47% of total sales) compared with $287,662,000 (44% of total sales) in fiscal 1995 and $250,067,000 (43% of total sales) in fiscal 1994. Exports from the United States amounted to $112,648,000 in fiscal 1996, $103,090,000 in fiscal 1995, and $101,829,000 in fiscal 1994.

     Sales and income before income taxes on a country-by-country basis may vary considerably year to year. Further information on Andrew's international operations is contained in the note "Geographic Area Information" to Consolidated Financial Statements included on page 30 of the 1996 Annual Report to Stockholders, incorporated herein by reference.

     Andrew's international operations are subject to a number of risks, including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets generally mitigates these risks.


MARKETING AND DISTRIBUTION

COMMERCIAL BUSINESS

     Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located in or near Atlanta, Dallas, Los Angeles, New York, San Francisco, Washington, D.C., Essen and Munich (Germany), Hong Kong, Johannesburg (South Africa), London (England), Madrid (Spain), Mexico City (Mexico), Milan (Italy), Moscow (Russia), Paris (France), Sorocaba (Brazil), Tokyo (Japan), and Zurich (Switzerland). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with modest sales potential.

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

     The commercial business also includes mobile cellular products such as antennas and cellular telephone accessories. These products are sold primarily through the retail distribution channels of cellular service providers. In addition, mobile cellular products are sold to distributors who then resell these products to dealers and cellular carriers.

GOVERNMENT BUSINESS

     The specialized needs of the Company's customers and the technology required to meet those needs change constantly. Accordingly, the Company stresses its engineering, installation, service and other support capabilities to its government and military customers. To provide close communication with these customers and to discern developments and trends in procurement requirements, the Company has established a team of sales engineers located in five offices in the United States and one office in the United Kingdom. The Company also utilizes sales representatives in the United Kingdom, Germany and the Middle East. In addition, technical program support and direct sales engineering are performed at each location. The Company places great emphasis in its marketing on extensive personal contact and continuous consultation with its customers in an attempt to meet current technical requirements and anticipated future technical requirements and to learn of upcoming procurement programs in which its products may have application.

NETWORK BUSINESS

     The Company's Network business emphasizes support of three major computer connectivity market segments: mainframe interface, microcomputer to IBM midrange access, and token ring local area networking (LAN). Due to the specialized customer needs within these markets, each area has distinct marketing and distribution channels. Mainframe products are sold to Original Equipment Manufacturers (OEMs) and to a select group of specialized system integrators whose focus is on the mainframe computer user. In the midrange area, the Company concentrates on a large group of highly specialized midrange computer dealers and Value-Added Resellers (VARs). LAN products are sold through a distribution network of VARs, resellers and telesales. In addition, Andrew maintains business partner relationships with a select group of systems integrators in order to provide strong high-end product support channels for customers. Service and technical support is an integral part of the Company's sales program for all product groups and is provided either by the VAR or directly by the factory.

MAJOR CUSTOMERS

     Andrew serves more than 6,000 customers in more than 130 countries. In the last three years, aggregate sales to the ten largest customers averaged approximately 26% of aggregate consolidated sales. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

     In  fiscal  1996,  1995  and  1994,  direct  and  indirect  sales  to  U.S.
governmental  agencies  amounted to $18,250,000,  $22,337,000,  and $27,840,000, respectively.

MANUFACTURING AND RAW MATERIALS

     Andrew generally develops, designs, fabricates, manufactures and assembles its products. In the Commercial business, cable and waveguide products are produced at its plants in Illinois, Brazil, and the United Kingdom. Microwave and earth station antennas are manufactured in Texas and Australia. Self-supporting and guyed towers are also manufactured in Texas. Equipment shelters are manufactured in Georgia and California. Wireless antennas and accessories for mobile applications are manufactured in Illinois.

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

     Network products are produced at plants in California. The production process principally entails the assembly of electronic components.

     Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for any significant portion of materials used in its products.

RESEARCH AND DEVELOPMENT

     Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 1996, 1995 and 1994 Andrew spent $33,003,000, $25,124,000, and $26,611,000, respectively, on research and development activities.

     Andrew holds approximately 273 active patents relating to its products expiring at various times between 1998 and 2004, and attempts to obtain patent protection for significant developments whenever possible. The Company does not consider patents to be material to its operations nor would the loss of any patents have a material adverse effect on operations.

COMPETITION

COMMERCIAL

     Many large manufacturers of electrical or radio equipment, some of which have substantially greater financial resources than Andrew, compete with some of Andrew's antenna systems equipment, wireless products, and coaxial cable product lines. In addition, there are a number of small independent companies that compete with portions of these product lines. Andrew has traditionally focused on specific specialized fields within the marketplace which require sophisticated technology and support services. Andrew competes principally on the basis of product quality, service, and continual technological enhancement of its products.

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

BACKLOG AND SEASONALITY

     The following table sets forth the backlog of orders believed to be firm in each of Andrew's businesses (government orders included herein are funded orders):

                            Orders to be Shipped as of September 30
                              1996                         1995
                      ---------------------       ----------------------
                                   (Dollars in thousands)
                       Within       After          Within        After
                      12 Months   12 Months       12 Months    12 Months
                      --------    ---------       ---------    ---------
Commercial            $144,700    $14,700         $115,600     $18,500
Government               7,500       ---             9,800        --
Network                  1,200       ---               800        --
                      --------    --------        ---------    --------
                      $153,400    $14,700         $126,200     $18,500
                      ========    ========        =========    ========

     Due to variability of shipments under large contracts, customers' seasonal installation considerations, variations in product mix and in profitability of individual orders, the Company may experience wide quarterly fluctuations in net sales and income. These variations can be expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

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

EMPLOYEES

     At September 30, l996, Andrew had 4,622 employees, 3,460 of whom were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations and believes that such relations are good.

REGULATION

     Andrew is not directly regulated by any governmental agency in the United States. Most of its customers, and the telecommunications industry generally, are subject to regulation by the Federal Communications Commission (the "FCC"). The FCC controls the allocation of transmission frequencies and the performance characteristics of earth station antennas. As a result of these controls, Andrew's antenna design specifications must be conformed on an ongoing basis to meet FCC requirements. This regulation has not adversely affected Andrew's operations.

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

GOVERNMENT CONTRACTS

     Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $18,250,000 in fiscal 1996, $22,337,000 in 1995, and $27,840,000 in 1994. These contracts are typically less than 12 months in duration.

     Andrew, in common with other companies which derive a portion of their revenues from the United States Government, is subject to certain basic risks, including rapidly changing technologies, changes in levels of defense spending, and possible cost overruns. Recognition of profits is based upon estimates of final performance which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations. In addition, costs may be questioned by the Government and are subject to disallowance.

     All United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination.

ITEM 2-PROPERTIES

  Andrew has seventeen manufacturing facilities, thirty-nine engineering and sales administration locations and seven distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

                                  Approximate
                                  floor area in
Location                          square feet     Principal Use                Owned/Leased
--------                          ------------    -------------                ------------
Orland Park, Illinois               551,000       Commercial and Government    Owned
Denton, Texas                       244,000       Commercial and Government    Owned
Newnan, Georgia                     109,000       Commercial                   Owned
Garland, Texas                       89,000       Government                   Owned
Itasca, Illinois                     78,000       Commercial                   Leased
Richardson, Texas                    68,000       Commercial                   Leased
Dolton, Illinois                     55,000       Commercial                   Leased
Addison, Illinois                    54,000       Commercial                   Leased
Tinley Park, Illinois                54,000       Commercial                   Leased
Sacramento, California               54,000       Commercial                   Leased
                                  ----------
  U.S. sub-total                  1,356,000

Sorocaba, Sao Paulo, Brazil         143,000       Commercial                   Owned
Lochgelly, Fife, United Kingdom     132,000       Commercial and Government    Owned
Campbellfield, Victoria, Australia  115,000       Commercial and Government    Owned
Whitby, Ontario, Canada              92,000       Commercial and Government    Owned
                                  ----------
  Non U.S. sub-total                482,000
                                  ----------
                       TOTAL      1,838,000
                                  ==========

The Company's properties are in good condition and are suitable for the purposes for which they are used.

      Andrew owns a total of 664 acres of land. Of this total, 565 acres are unimproved, including 181 acres in Orland Park, Illinois, 137 acres in Floyd, Texas, l43 acres in Denton, Texas, and 98 acres in Ashburn, Ontario, Canada. Andrew also leases sales offices and facilities in the United States and in thirteen countries outside the United States.

ITEM 3-LEGAL PROCEEDINGS

     Andrew is not involved in any pending legal proceedings which are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which required a vote of security holders during the three months ended September 30, l996.

PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded over-the-counter on the Nasdaq National Market.

     The Company had 3,734 holders of Common Stock of record at December 18,
1996.

     Information concerning the Company's stock price during the years ended September 30, l996 and 1995 is incorporated herein by reference from Andrew's l996 Annual Report to Stockholders, page 32. All prices represent high and low sales prices as reported by the Nasdaq National Market.

     It is the present practice of Andrew's Board of Directors to retain earnings in the business to finance the Company's operations and investments and the Company does not anticipate payment of cash dividends in the foreseeable future.

     Long-term debt agreements include restrictive covenants which, among other things, provide restrictions on dividend payments. At September 30, l996, $307,812,000 was not restricted for purposes of such payments.

ITEM 6-SELECTED FINANCIAL DATA

     Selected financial data for the last five fiscal years is incorporated herein by reference to the l996 Annual Report to Stockholders, pages 34 and 35.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information concerning this item is incorporated herein by reference from the l996 Annual Report to Stockholders, pages 14 through 18.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors are incorporated herein by reference to the 1996 Annual Report to Stockholders, pages 19 through 33.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's l996 Proxy Statement under the captions "Election of Directors" and "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11-EXECUTIVE COMPENSATION

     Information concerning management compensation is incorporated herein by reference from the Company's l996 Proxy Statement under the captions
"Executive   Compensation",   "Director   Compensation,"   "Report   of   the
Compensation Committee of the Board of Directors" and "Company Performance."


ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's l996 Proxy Statement under the caption "Security Ownership."


ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's 1996 Proxy Statement under the caption "Security Ownership."

PART IV
ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of Andrew Corporation and subsidiaries, included in the l996 Annual Report to Stockholders, are incorporated by reference in Item 8:


   Consolidated Statements of Income
   years ended September 30, l996, 1995 and l994.........................page 19

   Consolidated Balance Sheets
   September 30, l996 and 1995...................................pages 20 and 21

   Consolidated Statements of Cash Flows
   years ended September 30, l996, l995 and l994.........................page 22

   Consolidated Statements of Stockholders' Equity
   years ended September 30, l996, 1995 and l994.........................page 23

   Notes to Consolidated Financial Statements................pages 24 through 31

   Selected Quarterly Financial Information..............................page 32

   Report of Independent Auditors........................................page 33

ITEM 14 CONT.

  (3)    EXHIBIT INDEX:

         Exhibit No.     Description                             Reference
         -----------     -----------                             ---------

         3.1(i)          Certificate of Incorporation            Filed as Exhibit 3.1(i) to Form 10-K for fiscal year ended
                                                                 September 30, 1994 and incorporated herein by reference.

         3.1(ii)         By-Laws   of   Registrant               Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended
                                                                 September 30, 1994 and incorporated herin by reference.

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

         4.(b)           Stockholder Rights Agreement            Filed as Exhibit 4 to Form 8-A dated November 18, 1996
                         dated November 14, 1996                 and incorporated herein by reference.

         10.(a)          Executive Severance Benefit Plan        Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended
            (i)          Agreement with Floyd L. English         June 30, 1996 and incorporated herein by reference.
            (ii)         Agreement with Charles R. Nicholas

         10.(a)a         Executive Severance Benefit Plan        Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended
              (i)        Agreement with Thomas E. Charlton       September 30, 1993 and incorporated herein by reference.
              (ii)       Agreement with John B. Scott

         10.(a)b         Executive Severance Benefit Plan        Filed as Exhibit 10(a)b to Form 10-Q for fiscal quarter ended
              (i)        Agreement with William B. Currer        June 30, 1996 and incorporated herein by reference.

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

         10.(d)a         First  Amendment to Credit              Filed as Exhibit  10(d)a to Form 10-K for fiscal year ended
                         Agreement dated June 16,  1993.         September 30, 1995 and incorporated herein by reference.

         10.(d)b         Second  Amendment to Credit             Filed as Exhibit  10(d)b to Form 10-K for fiscal  year ended
                         Agreement dated June 16, 1993.          September 30, 1995 and incorporated herein by reference.

         10.(d)c         Third  Amendment to Credit              Filed as Exhibit  10(d)c to Form 10-Q for fiscal quarter ended
                         Agreement dated June 16,  1993.         June 30, 1996 and incorporated  herein by reference.

         10.(d)d         Guaranty dated as of                    Filed as Exhibit 10(d)d to Form 10-Q for fiscal quarter ended
                         April 11, 1996.                         June 30, 1996 and incorporated herein by reference.

         10.(d)e         Replacement Note dated as of            Filed as Exhibit 10(d)e to Form 10-Q for fiscal quarter ended
                         April 8, 1996.                          June 30, 1996 and incorporated herein by reference.

         10.(e)          1994 Employee Stock Purchase            Filed with Proxy statement in connection with
                         Plan                                    Annual Meeting held February 2, 1994.

         11              Computation of Earnings
                         per Share

         l3              l996 Annual Report to                   Those portions of the 1996 Annual Report to Shareholders
                         Stockholders                            expressly incorporated herein by reference.

         21              List of Significant Subsidiaries

         22              Proxy Statement in connection
                         with Annual Meeting to be held
                         on February 11, 1997   (To be
                         filed within 120 days of the
                         Registrant's fiscal year end.)

         23              Consent of Independent Auditors

         27              Financial Data Schedules


(b)      Reports on  Form 8-K

         On September 20, 1996, the Company filed a restated 1995 Annual Report under Item 5 of Form 8-K. Andrew restated the 1995 Annual Report due to the acquisition of The Antenna Company which was accounted for as a pooling of interests. In compliance with the accounting for a pooling of interests all prior financial data has been restated to include the results of operations of The Antenna Company.

   REPORT OF INDEPENDENT AUDITORS

   To the Stockholders and Board of Directors
   Andrew Corporation

   We have audited the consolidated financial statements of Andrew Corporation and subsidiaries listed in Item 14 (a) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

   /s/ Ernst & Young LLP
   Chicago, Illinois
   October 25, 1996

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1996.

                                          Andrew Corporation

                                          By  \s\ Floyd L. English
                                          --------------------------
                                                  Floyd L. English
                                          Chairman, President, and
                                          Chief Executive Officer

                                          By  \s\ Charles R. Nicholas
                                          ---------------------------
                                                  Charles R. Nicholas
                                          Executive Vice President and
                                          Chief Financial Officer

                                          By  \s\ Gregory F. Maruszak
                                          ---------------------------
                                                  Gregory F. Maruszak
                                          Vice President and Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20,1996, by the following persons on behalf of the Registrant in the capacities indicated.


   \s\ John G. Bollinger                  \s\ Jere D. Fluno
   ----------------------                 ------------------------
       John G. Bollinger                      Jere D. Fluno
       Director                               Director

   \s\ Jon L. Boyes                       \s\ Carole M. Howard
   ----------------------                 ------------------------
       Jon L. Boyes                           Carole M. Howard
       Director                               Director

   \s\ George N. Butzow                   \s\ Ormand J.  Wade
   ---------------------                  ------------------------
       George N. Butzow                       Ormand J.  Wade
       Director                               Director

   \s\ Kenneth J. Douglas
   -----------------------
       Kenneth J. Douglas
       Director

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
11                  Computation of Earnings per Share
13                  Portions of 1996 Annual Report to Shareholders
                    Incorporated by Reference
21                  List of Significant Subsidiaries
23                  Consent of Independent Auditors
27                  Financial Data Schedule