Form 10-Q
period 1996-12-31
ANDREW CORP
filed 1997-01-27
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

 (Mark-One)
 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996.

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                          Commission file number 0-9514

                               ANDREW CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                             36-2092797
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               identification No.)

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

Common Stock, $.01 Par Value--60,605,668 shares as of December 31, 1996

                                     INDEX

                               ANDREW CORPORATION

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--December 31, 1996 and September 30, 1996.

                  Consolidated statements of income--Three months ended December 31, 1996 and 1995.

                  Consolidated statements of cash flows--Three months ended December 31, 1996 and 1995.

                  Notes to consolidated financial statements--December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

Exhibit 11        Computation of Earnings per Share.

Exhibit 27        Financial Data Schedule.

SIGNATURES

                                     ANDREW CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)
                                                     December 31   September 30
                                                        1996           1996
                                                     ----------    ----------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $  64,781     $  31,295
Accounts receivable, less allowances                   186,115       197,589
   (Dec. $4,008;  Sept. $3,648)
Inventories
   Finished products                                    55,618        56,947
   Materials and work in process                       113,480       109,662
                                                     ---------     ---------
                                                       169,098       166,609
Miscellaneous current assets                             9,099         6,491
                                                     ---------     ---------
TOTAL CURRENT ASSETS                                   429,093       401,984

OTHER ASSETS
Costs in excess of net assets of businesses
   acquired, less accumulated amortization
   (Dec. $20,714;  Sept. $19,732)                       41,758        42,667
Investments in and advances to affiliates               43,944        42,510
Investments and other assets                            11,381        11,368

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                              11,510        11,103
Building                                                69,038        68,248
Equipment                                              266,102       254,737
Allowances for depreciation and amortization          (209,808)     (201,388)
                                                     ----------    ---------
                                                       136,842       132,700
                                                     ----------    ---------
TOTAL ASSETS                                         $ 663,018     $ 631,229
                                                     ==========    =========

The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                                     ANDREW CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share amounts)
                                         (Continued)

                                                         December 31     September 30
                                                            1996             1996
                                                         -----------     ----------
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                            $     2,813     $     --
Accounts payable                                              38,321        38,887
Accrued expenses and other liabilities                        28,891        26,170
Compensation and related expenses                             17,605        27,006
Income taxes                                                  27,368        20,367
Current portion of long-term debt                              4,984         4,952
                                                         ------------    ----------
TOTAL CURRENT LIABILITIES                                    119,982       117,382
                                                         ------------    ----------

DEFERRED LIABILITIES                                           8,126         7,919

LONG-TERM DEBT, less current portion                          40,377        40,423

MINORITY INTEREST                                              9,421         9,291

STOCKHOLDERS' EQUITY
 Common stock (par value, $.01 a share:
   100,000,000 shares authorized;
    68,479,398 shares issued, including treasury)                685           685
Additional paid-in capital                                    44,863        43,257
Foreign currency translation                                   2,457           349
Retained earnings                                            483,254       458,914
Treasury stock, at cost (7,873,730 shares in Dec 1996;
   8,047,229 shares in Sept 1996)                            (46,147)      (46,991)
                                                         ------------    ----------
                                                             485,112       456,214
                                                         ------------    ----------

TOTAL LIABILITIES AND EQUITY                             $   663,018     $ 631,229
                                                         ============    ==========

The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.


                               ANDREW CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                            Three Months Ended
                                                December 31
                                           -----------------------
                                              1996        1995
                                           ----------   ----------
SALES                                      $ 231,664    $ 177,924
Cost of products sold                        141,692      106,071
                                           ----------   ----------
GROSS PROFIT                                  89,972       71,853

OPERATING EXPENSES
Research and development                       9,849        7,411
Sales and administrative                      42,011       36,972
                                           ----------   ----------
                                              51,860       44,383
                                           ----------   ----------

OPERATING INCOME                              38,112       27,470

OTHER
Interest expense                               1,259        1,277
Interest income                                 (704)        (658)
Other expense                                    111          427
                                           ----------   ----------
                                                 666        1,046
                                           ----------   ----------

INCOME BEFORE INCOME TAXES                    37,446       26,424

Income taxes                                  13,106        9,513
                                           ----------   ----------

NET INCOME                                 $  24,340    $  16,911
                                           ==========   ==========

NET INCOME PER AVERAGE SHARE OF
   COMMON STOCK OUTSTANDING                $    0.40    $    0.28
                                           ==========   ==========


AVERAGE SHARES OUTSTANDING                    61,394       60,966
                                           ==========   ==========

See Notes to Consolidated Financial Statements.


                                      ANDREW CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (Dollars in thousands)
                                                               Three Months Ended
                                                                   December 31
                                                              ----------------------
                                                               1996          1995
                                                              --------      --------
CASH FLOWS FROM OPERATIONS
   Net Income                                                 $ 24,340      $ 16,911

ADJUSTMENTS TO NET INCOME
  Depreciation and amortization                                  9,304         7,082
  Decrease (Increase) in accounts receivable                    11,692        (4,852)
  Increase in inventories                                         (820)       (7,685)
  (Increase) Decrease in miscellaneous
    current and other assets                                    (2,501)          113
  Increase in receivables from affiliates                         (145)         (532)
  Decrease in accounts payable
     and other liabilities                                      (1,788)         (415)
  Other                                                             95           (72)
                                                              ---------     ---------
NET CASH FROM OPERATIONS                                        40,177        10,550

INVESTING ACTIVITIES
  Capital expenditures                                         (11,519)      (14,094)
  Acquisition of businesses, net of cash acquired                   --       (14,453)
  Investments in and advances to affiliates                     (1,434)       (4,990)
  Proceeds from sale of property, plant
    and equipment                                                  118           120
                                                              ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                          (12,835)      (33,417)

FINANCING ACTIVITIES
  Short-term borrowings (payments)-net                           2,807          (362)
  Stock purchase and option plans                                2,714           356
                                                              ---------     ---------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                     5,521            (6)

Effect of exchange rate changes on cash                            623          (298)
                                                              ---------     ---------
INCREASE (DECREASE) IN THE PERIOD                               33,486       (23,171)

Cash and equivalents at beginning of period                     31,295        46,064
                                                              ---------     ---------

CASH AND EQUIVALENTS AT END OF PERIOD                         $ 64,781      $ 22,893
                                                              =========     =========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Andrew Corporation set first quarter records in orders, sales, net income and net income per share. Net sales for the quarter ended December 31, 1996 were $231.7 million, an increase of 30% over the first three months of fiscal year 1996. Both U.S. and international markets drove this increase. Infrastructure construction of personal communications services (PCS) and sales of wireless hand set accessories contributed to the domestic sales growth, while the South American market lead the international growth. The company's recent acquisitions of The Antenna Company and Mapra Industria e Comercio, Ltda. and Gerbo Telecommunicacoes, Ltda. have also contributed to the overall sales growth for the quarter.

Cost of products sold, as a percentage of sales, was 61.2% for the first three months of fiscal year 1997 compared to 59.6% for the first quarter of fiscal year 1996. Increased customer demand for lower margin commercial products, increased sales of wireless accessories products and increased price competition were partially offset by decreased copper prices causing the growth in cost of products sold, as a percentage of sales.

Operating expenses, as a percentage of sales, decreased 2.5% compared to prior year. As a percentage of sales, research and development expenses remained relatively stable, while sales and administrative expenses decreased 2.7% compared to the same period last year, mainly due to productivity improvements in the commercial segment. Total research and development spending increased $2.4 million compared to the first quarter of fiscal year 1996, while sales and administrative spending increased $5.0 million.

Net interest expense remained relatively unchanged compared to the first quarter of fiscal year 1996. Other expense for the first quarter of fiscal year 1997 totaled $.1 million compared to $.4 million for the first three months of fiscal year 1996. Recording the minority interest's share in the income of the company's operations in Brazil and South Africa partially offset foreign exchange gains resulting in a slight improvement in other expense for the first quarter of fiscal year 1997 when compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations increased $29.6 million compared to the first quarter of fiscal year 1996. Collections of strong fourth quarter fiscal year 1996 sales, higher first quarter net income and decreased inventory levels in the commercial business segment were responsible for the increased liquidity.

Cash used in investing activities decreased $20.6 million to $12.8 million for the quarter. Capital spending for the first quarter of fiscal year 1997 totaled $11.5 million compared to $14.1 million for the same period last year. In the first quarter of fiscal year 1996, the company purchased a majority interest in Mapra Industria e Comercio, Ltda. and Gerbo Telecommunicacoes e Servicos, Ltda. for $14.5 million, net of cash received.

Cash from financing activities, for the quarter, increased $5.5 million compared to the same period last year. This increase is attributable to increased stock option activity and funds borrowed for the construction of a cable manufacturing plant in Sorocaba, Brazil.

PART II--OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

a)  Exhibit Index

Exhibit No.                Description
-----------                -----------

11                         Computation of Earnings per Share
27                         Financial Data Schedule

(b)  Reports on Form 8-K

         On November 26, 1996, the Registrant filed under Item 5 of Form 8-K a description of actions taken by the Board of Directors of the company (i) to terminate the company's stockholder rights plan and to redeem all rights outstanding thereunder and (ii) to implement a new stockholder rights plan and to declare a dividend of one common stock purchase right for each outstanding share of Common Stock of the company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     January 27, 1997                   F. L. English
    ---------------------                   -------------
                                            F. L. English
                                            Chairman, President and Chief
                                            Executive Officer




Date     January 27, 1997                   C. R. Nicholas
    ---------------------                   --------------
                                            C. R. Nicholas
                                            Executive Vice President and Chief
                                            Financial Officer