Form 10-Q
period 1997-03-31
ANDREW CORP
filed 1997-05-14
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_____ TO_____

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

Common Stock, $.01 Par Value -- 91,088,286 shares as of April 15, 1997

                                     INDEX

                               ANDREW CORPORATION


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated balance sheets--March 31, 1997 and September 30, 1996.

             Consolidated statements of income--Three months ended March 31, 1997 and 1996; Six months ended March 31, 1997 and 1996.

             Consolidated statements of cash flows--Six months ended March 31, 1997 and 1996.

             Notes to consolidated financial statements--March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.     FINANCIAL INFORMATION

Item 2.      Changes in Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K

Exhibit 3.(i) Certificate of Incorporation

Exhibit 10(c)  Non-Employee Director's Stock Option Plan

Exhibit 11     Computation of Earnings per Share.

Exhibit 27     Financial Data Schedule

SIGNATURES

                     ANDREW CORPORATION
                  CONSOLIDATED BALANCE SHEET
                    (Dollars in thousands)
                                                    MARCH 31      September 30
                                                       1997          1996
                                                    ----------    ----------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $  90,903     $  31,295
Accounts receivable, less allowances                  174,169       197,589
  (Mar. - $4,402; Sep. - $3,648)
Inventories
  Finished products                                    60,173        56,947
  Materials and work in process                       116,701       109,662
                                                    ---------     ---------
                                                      176,874       166,609
Miscellaneous current assets                            8,900         6,491
                                                    ---------     ---------
TOTAL CURRENT ASSETS                                  450,846       401,984
OTHER ASSETS
Costs in excess of net assets of businesses
  acquired, less accumulated amortization
  (Mar. - $21,611; Sep. - $19,732)                     40,905        42,667
Investments in and advances to affiliates              46,211        42,510
Investments and other assets                           11,730        11,368
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements                             11,577        11,103
Buildings                                              69,044        68,248
Equipment                                             273,804       254,737
Allowances for depreciation                          (216,066)     (201,388)
                                                    ---------     ---------
                                                      138,359       132,700
                                                    ---------     ---------
TOTAL ASSETS                                        $ 688,051     $ 631,229
                                                    =========     =========

The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date

See Notes to Consolidated Financial Statements.

                            ANDREW CORPORATION
                        CONSOLIDATED BALANCE SHEET
                    (In thousands, except share amounts)
                              (Continued)
                                                     MARCH 31     September 30
                                                       1997          1996
                                                     ----------   ------------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                        $   6,482    $    --
Accounts payable                                        36,529       38,887
Accrued expenses and other liabilities                  30,468       26,170
Compensation and related expenses                       23,476       27,006
Income taxes                                            20,565       20,367
Current portion of long-term debt                        4,983        4,952
                                                     ---------    ---------
TOTAL CURRENT LIABILITIES                              122,503      117,382

DEFERRED LIABILITIES                                     5,150        7,919
LONG-TERM DEBT, less current portion                    40,273       40,423
MINORITY INTEREST                                        8,991        9,291
STOCKHOLDERS' EQUITY
Common Stock (par value, $.01 a share:                   1,027          685
  400,000,000 shares authorized;
  102,719,097 shares issued, including treasury)
Additional paid-in capital                              50,077       43,257
Foreign currency translation                            (3,134)         349
Retained earnings                                      508,766      458,914
Treasury stock, at cost (11,630,811 shares Mar.;
  12,070,844 shares Sep.)                              (45,602)     (46,991)
                                                     ---------    ---------
                                                       511,134      456,214
                                                     ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 688,051    $ 631,229
                                                     =========    =========

The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                             ANDREW CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (Amounts in thousands, except per share amounts)
                              Three Months Ended          Six Months Ended
                                    March 31                   March 31
                                1997        1996          1997        1996
                             ----------------------    ----------------------
SALES                        $ 208,222    $ 183,159    $ 439,886    $ 361,083
Cost of products sold          123,089      110,341      264,781      216,412
                             ---------    ---------    ---------    ---------
GROSS PROFIT                    85,133       72,818      175,105      144,671

OPERATING EXPENSES
Research and development        10,806        8,025       20,655       15,436
Sales and administrative        36,929       33,898       78,940       70,870
                             ---------    ---------    ---------    ---------
                                47,735       41,923       99,595       86,306
                             ---------    ---------    ---------    ---------
OPERATING INCOME                37,398       30,895       75,510       58,365

OTHER
Interest expense                 1,524        1,464        2,783        2,741
Interest income                   (965)        (529)      (1,669)      (1,187)
Other (income) expense          (2,411)       1,423       (2,300)       1,850
                             ---------    ---------    ---------    ---------
                                (1,852)       2,358       (1,186)       3,404
                             ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES      39,250       28,537       76,696       54,961

Income taxes                    13,738       10,245       26,844       19,758
                             ---------    ---------    ---------    ---------
NET INCOME                   $  25,512    $  18,292    $  49,852    $  35,203
                             =========    =========    =========    =========

NET INCOME PER AVERAGE
 SHARE OF COMMON STOCK
 OUTSTANDING                 $    0.28    $    0.20    $    0.54    $    0.38
                             =========    =========    =========    =========

AVERAGE SHARES OUTSTANDING      92,319       91,685       92,137       91,662
                             =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                          ANDREW CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        (Dollars in thousands)
                                                       Six Months Ended
                                                            March 31
                                                     --------------------
                                                       1997         1996
                                                     --------    --------
CASH FLOWS FROM OPERATIONS
Net Income                                           $ 49,852    $ 35,203

ADJUSTMENTS TO NET INCOME
Depreciation and amortization                          18,879      14,998
Decrease (increase) in accounts receivable             19,629      (2,441)
Increase in inventories                                (9,602)    (19,214)
Increase in miscellaneous current and other assets     (2,868)       (431)
Increase in receivables from affiliates                  (161)        (28)
Increase (decrease) in accounts payable
  and other liabilities                                 1,228      (1,644)
Other                                                    (366)       (189)
                                                     --------    --------
NET CASH FROM OPERATIONS                               76,591      26,254

INVESTING ACTIVITIES
Capital expenditures                                  (22,211)    (26,799)
Acquisition of businesses, net of cash acquired          --       (14,595)
Investments in and advances to affiliates              (3,701)     (6,335)
Proceeds from sale of property,
  plant and equipment                                     161         276
                                                     --------    --------
NET CASH USED IN INVESTING ACTIVITIES                 (25,751)    (47,453)

FINANCING ACTIVITIES
Payments on long-term debt                               (102)       (744)
Proceeds from (payments on) short-term borrowings       6,473      (2,450)
Stock purchase and option plans                         4,255         474
                                                     --------    --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES           10,626      (2,720)

Effect of exchange rate changes on cash                (1,858)       (734)
                                                     --------    --------
INCREASE (DECREASE) FOR THE PERIOD                     59,608     (24,653)

Cash and equivalents at beginning of period            31,295      46,064
                                                     --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                $ 90,903    $ 21,411
                                                     ========    ========

See Notes to Consolidated Financial Statements

                                ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1996.

NOTE B--STOCK SPLIT

On February 11, 1997, the company's Board of Directors declared a three-for-two stock split to stockholders of record on February 25, 1997, payable March 11, 1997. All share and per share amounts have been restated for all periods presented to reflect the stock split. Also, on February 11, 1997, the stockholders approved an increase in the common stock authorized from 100,000,000 to 400,000,000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Andrew Corporation set a second quarter record with sales of $208.2 million, an increase of 14% from the $183.2 million recorded for the same period last year. Worldwide wireless infrastructure markets drove the sales growth this quarter. Construction of personal communications services (PCS) infrastructure led the United States sales growth. International wireless sales were also strong, with particular strength in Asia and Europe. For the first six months of fiscal 1997, sales were $439.9 million, an increase of 22% over the $361.1 million recorded for the same period last year.

Cost of goods sold, as a percentage of sales, was 59.1% for the second quarter of fiscal 1997, compared to 60.2% for the same period last year. The decrease for the quarter is primarily due to productivity gains and favorable copper prices. For the first six months of fiscal 1997, cost of goods sold, as a percentage of sales, remained relatively stable when compared to the same period last year, due to price competition and sales of lower margin commercial products partially offsetting second quarter productivity gains and favorable raw material prices.

Research and development expense, for the second quarter of fiscal 1997, increased $2.8 million or 35% to $10.8 million. For the first six months of fiscal 1997, research and development expense was $20.7 million, an increase of 34% over the first six months of fiscal 1996. The growth in research and development expense, for both the quarter and the first six months of fiscal year 1997, is attributable to the development of new products and the expansion of existing products of wireless applications. Sales and administrative expenses for the second quarter of fiscal 1997 increased $3.0 million compared to the same period last year. As a percentage of sales, sales and administrative expenses were 17.7% compared to 18.5% for the same period last year.

Other income of $2.4 million, for the second quarter of fiscal 1997, consisted primarily of foreign exchange gains. In the second quarter of fiscal 1996, other expense included a one time charge of $1.5 million related to the acquisition of The Antenna Company. For the first six months of fiscal 1997, other income was $2.3 million, compared to other expense of $1.9 million in fiscal 1996. For the six months ended March 31, 1997, interest expense remained relatively unchanged compared to the same period last year, while interest income improved by 41% to $1.7 million during the same period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations for the first six months of fiscal year 1997 was $76.6 million compared to $26.2 million for the same period in fiscal year 1996. Growth in net income and non-cash expenses, such as depreciation and amortization, coupled with increased inflows from the collection of accounts receivable and a decreased investment in inventories led to the $50.3 million increase in net cash from operations.

Net cash used in investing activities, for the six months ended March 31, 1997, decreased to $25.8 million compared to $47.5 million in the corresponding period for fiscal year 1996. The decrease was due in large part to the purchase in fiscal year 1996 of a majority interest in Mapra Industria e Comercio, Ltda. and Gerbo Telecommunicacoes e Servicoes, Ltda. for $14.5 million.

Net cash from financing activities, for the first six months of fiscal year 1997, was $10.6 million compared to net cash used in financing activities of $2.7 million for the corresponding period in fiscal year 1996. In fiscal year 1997, the company incurred $6.5 million in short-term debt to finance the expansion of its operations in Brazil. In fiscal year 1996, the company liquidated The Antenna Company's line of credit totaling $5.0 million. The company's liquidity also improved from an increase in the number of stock options exercised during the first six months of fiscal year 1997.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

On February 11, 1997 the stockholders voted to increase the total number of shares of Andrew Corporation Common Stock, $.01 par value, from 100,000,000 to 400,000,000 shares.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   Andrew's  Annual  Meeting  of  Stockholders  was  held  on
February 11, 1997.

(b) & (c)  Items Held for Vote.
                                             Number of Shares Voted
                                   --------------------------------------------
                                                         Broker
      1.   Election of Directors   For          Against  Non-Votes  Abstentions
                                   --------------------------------------------
           John G. Bollinger       52,212,477    0        0          3,056,455
           Jon L. Boyes            54,715,382    0        0            553,550
           Kenneth J. Douglas      52,211,802    0        0          3,057,130
           Floyd L. English        54,711,116    0        0            557,816
           Jere D. Fluno           54,716,057    0        0            552,875
           Ormand J. Wade          54,716,057    0        0            552,875

      2. Approval of a proposal to amend the Company's Certificate of Incorporation to increase to 400,000,000 the authorized shares of Common Stock of the Company. The proposal was ratified by votes of 42,169,976 shares for; 11,662,308 against and 157,486 abstentions.

      3. Approval of a proposal  to amend the  Company's  Stock  Option Plan for
         Non-Employee   Directors.   The  proposal  was  ratified  by  votes  of
         52,531,898 shares for; 1,230,220 against and 227,652 abstentions.

      4. The selection of Ernst & Young to serve as independent public auditors for fiscal year 1997. The selection of Ernst & Young as independent public auditors was ratified by votes of 55,097,083 for, 76,508 against and 95,341 abstentions.

Note: Share amounts in this exhibit have been restated to reflect a three-for-two stock split to stockholders of record on February 25, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
           Exhibit 3.(i)  -  Certificate of Incorporation
           Exhibit 10(c)   -  Non-Employee Director's Stock Option Plan
           Exhibit 11      -  Computation of Earnings per Share
           Exhibit 27      -  Financial Data Schedule

     (b) Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ANDREW CORPORATION

Date    May 14, 1997                    F. L. English
    ----------------                    -----------------------
                                        F. L. English
                                        Chairman, President and
                                        Chief Executive Officer



Date    May 14, 1997                    C. R. Nicholas
    ----------------                    ----------------------------
                                        C. R. Nicholas
                                        Executive Vice President and
                                        Chief Financial Officer

EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
3.(i)          Certificate of Incorporation
10(c)          Non-Employee Director's Stock Option Plan
11             Computation of Earnings per Share
27             Financial Data Schedule