Form 10-Q
period 1997-06-30
ANDREW CORP
filed 1997-08-06
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR


     ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the transition period from______ to _______

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

     Common Stock, $.01 Par Value -- 90,206,795 shares as of July 18, 1997

                                      INDEX

                               ANDREW CORPORATION


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated balance sheets--June 30, 1997 and September 30,
               1996.

               Consolidated statements of income--Three months ended June 30, 1997 and 1996; Nine months ended June 30, 1997 and 1996.

               Consolidated statements of cash flows--Nine months ended June 30, 1997 and 1996.

               Notes to consolidated financial statements--June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.       FINANCIAL INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

Exhibit 11     Computation of Earnings per Share.

Exhibit 27.1   Financial Data Schedule - June 30, 1997

Exhibit 27.2   Financial Data Schedule - June 30, 1996


SIGNATURES

                         ANDREW CORPORATION
                     CONSOLIDATED BALANCE SHEET
                       (Dollars in thousands)
                                                  June 30         September 30
                                                    1997             1996
                                                  ----------      ---------
                                                  (unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $  91,598       $  31,295
Accounts receivable, less allowances                174,231         197,589
  (Jun. - $4,165; Sep. - $3,648)
Inventories
  Finished products                                  53,538          56,947
  Materials and work in process                     125,640         109,662
                                                   --------        --------
                                                    179,178         166,609
Assets related to discontinued
   operations, less allowances                        5,878             --
Miscellaneous current assets                         10,301           6,491
                                                   --------        --------
TOTAL CURRENT ASSETS                                461,186         401,984

OTHER ASSETS
Costs in excess of net assets of businesses
   acquired, less accumulated amortization           26,259          42,667
   (Jun. - $9,635; Sep. - $19,732)
Investments in and advances to affiliates            52,901          42,510
Investments and other assets                         14,306          11,368

PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements                           11,718          11,103
Buildings                                            69,285          68,248
Equipment                                           273,937         254,737
Allowances for depreciation and amortization       (218,721)       (201,388)
                                                   --------        --------
                                                    136,219         132,700
                                                   --------        --------
TOTAL ASSETS                                      $ 690,871       $ 631,229
                                                   ========        ========

The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                                      June 30         September 30
                                                       1997               1996
                                                      ----------      -----------
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                         $  13,096       $    -
Accounts payable                                         34,609         38,887
Accrued expenses and other liabilities                   32,224         26,170
Compensation and related expenses                        26,835         27,006
Income taxes                                             18,447         20,367
Restructuring                                             5,150            -
Liabilities related to discontinued operations            5,966            -
Current portion of long-term debt                         5,010          4,952
                                                       --------       --------
TOTAL CURRENT LIABILITIES                               141,337        117,382
                                                       --------       --------

DEFERRED LIABILITIES                                      5,083          7,919

LONG-TERM DEBT, less current portion                     40,254         40,423

MINORITY INTEREST                                         9,289          9,291

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:                    1,027            685
  400,000,000 shares authorized;
  102,718,210 shares issued, including treasury)
Additional paid-in capital                               50,054         43,257
Foreign currency translation                             (3,382)           349
Retained earnings                                       516,504        458,914
Treasury stock, at cost (12,509,897 shares Jun.;
  12,070,844 shares Sep.)                               (69,295)       (46,991)
                                                       --------       --------
                                                        494,908        456,214
                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 690,871      $ 631,229
                                                       ========       ========

The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                                         ANDREW CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           (Amounts in thousands, except per share amounts)

                                               Three Months Ended                  Nine Months Ended
                                                     June 30                           June 30
                                             -----------------------            -----------------------
                                              1997           1996                1997           1996
                                             -----------------------            -----------------------

SALES                                        $208,911       $189,907            $636,853       $535,818
Cost of products sold                         116,965        107,696             374,692        315,300
                                             --------       --------            --------       --------
GROSS PROFIT                                   91,946         82,211             262,161        220,518

OPERATING EXPENSES
Research and development                       11,345          7,724              30,267         21,104
Sales and administrative                       37,019         35,341             109,581         99,206
Restructuring                                   5,150             -                5,150              -
                                             --------       --------            --------       --------
                                               53,514         43,065             144,998        120,310
                                             --------       --------            --------       --------

OPERATING INCOME                               38,432         39,146             117,163        100,208

OTHER
Interest expense                                1,657          1,470               4,440          4,211
Interest income                                (1,236)          (555)             (2,885)        (1,711)
Other (income) expense                           (387)          (262)             (2,862)         1,565
                                             --------       --------            --------       --------
                                                   34            653              (1,307)         4,065
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                         38,398         38,493             118,470         96,143

Income taxes                                   13,439         13,887              41,464         34,614
                                             --------       --------            --------       --------

INCOME FROM CONTINUING OPERATIONS              24,959         24,606              77,006         61,529
                                             --------       --------            --------       --------

DISCONTINUED OPERATIONS
Loss from operations of Network Products
   Business, net of applicable tax benefit      1,135            599               3,330          2,319

Loss on disposal of Network Products
   Business, including provision of $1,040
   for operating losses during phase-out
   period - net of applicable tax benefits     16,086              -              16,086              -
                                             --------       --------            --------       --------
                                               17,221            599              19,416          2,319
                                             --------       --------            --------       --------
NET INCOME                                   $  7,738       $ 24,007            $ 57,590       $ 59,210
                                             ========       ========            ========       ========

INCOME FROM CONTINUING OPERATIONS
   PER AVERAGE SHARE OF COMMON STOCK
   OUTSTANDING                               $   0.27       $   0.27            $   0.84       $   0.67
                                             ========       ========            ========       ========
NET INCOME PER AVERAGE SHARE OF
   COMMON STOCK OUTSTANDING                  $   0.08       $   0.26            $   0.63       $   0.64
                                             ========       ========            ========       ========

AVERAGE SHARES OUTSTANDING                     91,627         91,976              91,953         91,872
                                             ========       ========            ========       ========

See Notes to Consolidated Financial Statements.

                                             ANDREW CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (Dollars in thousands)

                                                              Nine  Months Ended
                                                                  June 30
                                                           ------------------------
                                                            1997            1996
                                                           ---------       --------
CASH FLOWS FROM OPERATIONS
   Net Income                                              $ 57,590        $ 59,210

ADJUSTMENTS TO NET INCOME
   Restructuring                                              5,150              -
   Discontinued operations                                   22,771              -
   Depreciation and amortization                             29,143          23,924
   Decrease (increase) in accounts receivable                15,691         (11,638)
   Increase in inventories                                  (17,379)        (33,879)
   Increase in miscellaneous current and other assets        (7,662)         (1,348)
   Increase in receivables from affiliates                     (161)           (111)
   Increase in accounts payable and other liabilities         4,823           5,622
   Other                                                       (127)            270
                                                           --------        --------
NET CASH FROM OPERATIONS                                    109,839          42,050

INVESTING ACTIVITIES
   Capital expenditures                                     (31,532)        (37,692)
   Acquisition of businesses, net of cash acquired              -           (18,550)
   Investments in and advances to affiliates                (10,370)         (7,704)
   Proceeds from sale of property, plant and equipment          379             452
                                                           --------        --------
NET CASH USED IN INVESTING ACTIVITIES                       (41,523)        (63,494)

FINANCING ACTIVITIES
   Payments on long-term debt                                   (90)           (995)
   Proceeds from (payments on) short-term borrowings         13,115          (2,452)
   Payments to acquire treasury stock                       (23,793)              -
   Stock purchase and option plans                            4,331           2,666
                                                           --------        --------
NET CASH USED IN FINANCING ACTIVITIES                        (6,437)           (781)

Effect of exchange rate changes on cash                      (1,576)           (936)
                                                           --------        --------
INCREASE (DECREASE) FOR THE PERIOD                           60,303         (23,161)

Cash and equivalents at beginning of period                  31,295          46,064
                                                           --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD                      $ 91,598        $ 22,903
                                                           ========        ========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1996.


NOTE B--STOCK SPLIT

On February 11, 1997 the company's Board of Directors declared a three-for-two stock split to stockholders of record on February 25, 1997, payable March 11, 1997. All share and per share amounts have been restated for all periods presented to reflect the stock split. Also, on February 11, 1997 the stockholders approved an increase in the common stock authorized from 100,000,000 to 400,000,000.


NOTE C--RESTRUCTURING

During June 1997, the company initiated a plan to restructure its European wireless products business and phase out its fiber optic sensors and global messaging development activities.

In connection with the restructuring plan, approximately 300 employees will be terminated. Estimated employee termination costs of $1.6 million have been accrued in June 1997. In addition to termination costs, the restructuring reserve includes an estimated loss on disposal of equipment of $1.7 million, long-term lease commitments of $.8 million, and a goodwill writeoff of $1.1 million.

The severance costs are expected to be paid by the end of the fiscal fourth quarter of 1997. Total after-tax charges were $3.3 million or $.04 per share.


NOTE D--DISCONTINUED OPERATIONS

On July 14, 1997 the company adopted a plan to discontinue the operations of its network products business. The company expects to complete the disposition by the end of the 1997 calendar year.

The network products business operating loss of $1.1 million and $3.3 million (net of applicable taxes of $.6 million and $1.8 million) for the three months and nine months ended June 30, 1997 are shown separately under discontinued operations in the accompanying income statement. Likewise, fiscal year 1996 has been restated to show separately under Discontinued Operations, the operating loss of $.6 million and $2.3 million (net of applicable taxes of $.3 million and $1.3 million) for the three months and nine months ended June 30, 1996. The estimated loss on disposal of the discontinued operations of $16.1 million (net of applicable taxes of $6.7 million) represents the estimated loss on the disposal of the assets of the network products business and a provision of $1.0 million (net of applicable taxes of $.6 million) for expected operating losses during the phase-out period.

Net sales of the network products business for the nine months ended June 30, 1997 and 1996 were $17.1 million and $22.5 million respectively. The assets of the network products business to be disposed of consist primarily of accounts receivable, inventories and equipment.


NOTE E--ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which requires the company to change the method currently used to compute earnings per share and to restate all prior periods. The Company is required to adopt SFAS No. 128 during the first quarter of fiscal year 1998. Adoption of this statement is not expected to have a material effect on the company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1997 increased 10% to $208.9 million compared to $189.9 million for the third quarter of fiscal year 1996. Personal Communication Services (PCS) and European wireless products sales were down compared to the third quarter of fiscal year 1996 while U.S. cellular sales were flat. On a worldwide basis, wireless infrastructure, land mobile radio, private microwave and broadcast sales were higher while network and wireless products as a whole were down. For the first nine months of fiscal year 1997 net sales totaled $636.9 million compared to $535.8 million for the same period last fiscal year.

As a percentage of sales, cost of products sold for the third quarter of fiscal year 1997 improved to 56.0%, down from 56.7% in the same period last year. For the first nine months of fiscal year 1997 cost of products sold, as a percentage of sales, remained unchanged.

For the quarter ended June 30, 1997, research and development expenses increased 47% and accounted for 5.4% of sales, or $11.3 million, compared to 4.1% of sales or $7.7 million in the quarter ended June 30, 1996. For the first nine months of fiscal year 1997, research and development expense increased 43% to $30.3 million. The growth for both the quarter and the year is attributable to the continued development of new wireless applications in the communication products group. Sales and administrative expenses increased 4.7% to $37.0 million this quarter, however, as a percentage of sales, sales and administrative expenses decreased to 17.7% compared to 18.6% in the third quarter of fiscal year 1996. For the year sales and administrative expenses have increased $10.3 million to $109.6 million, while decreasing to 17.2% of sales. Sales and administrative expenses, for the first nine months of fiscal year 1996, were $99.2 million and accounted for 18.5% of sales. Fiscal year 1997 operating expenses also include a $5.2 million charge for the restructuring of the company's European wireless products business and phasing out of the company's fiber optic sensors and global messaging development activities. For more information see Note C - Restructuring.

Net interest expense, for both the third quarter and first nine months of fiscal year 1997, improved slightly compared to the same periods last year due to improved liquidity. Other income for the third quarter of fiscal year 1997 remained relatively stable, when compared to the same period last fiscal year while other income/expense for the year has improved by $4.4 million mainly due to foreign currency conversion gains. Fiscal year 1996 other expense included a charge of $1.5 million related to the acquisition of The Antenna Company in March 1996.

In June 1997, the company decided to discontinue its network products business. As a result of this decision the company has incurred a charge of $16.1 million related to the disposal, net of applicable tax benefits. For more information see Note D - Discontinued Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Net cash from operations, for the first nine months of fiscal year 1997, totaled $109.8 million, an increase of $67.8 million compared to the same period last fiscal year. Increased inflows from accounts receivable and a decreased investment in inventories contributed to the increase in cash from operations. Cash from operations also benefitted from the significant non-cash expenses recorded as a result of the company's decision to discontinue its network products business.

Net cash used in investing activities, for the first nine months of fiscal year 1997, decreased $22.0 million to $41.5 million compared to the same period last fiscal year. The decrease is due primarily to the company's purchase, in December 1996, of Mapra Industria e Comercio, Ltda. and Gerbo Telecommunicacoes e Servicos Ltda. for $14.6 million, net of cash received, and the company's purchase in June 1996 of the SATCOM Group of companies.

Net cash used in financing activities increased to $6.4 million compared to $0.8 million for the first nine months of fiscal year 1996. During fiscal year 1997, the company has borrowed $9.5 million for the expansion of its manufacturing facilities in Brazil. During the third quarter of fiscal year 1997 the company initiated a stock buy-back program. Shares acquired through the stock buy-back program will be held to meet any employee compensation needs or held for use in future acquisitions. During the first nine months of fiscal year 1997, the company purchased 895,000 shares of its common stock.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit 11 - Computation of Earnings per Share
           Exhibit 27.1 - Financial Data Schedule - June 30, 1997
           Exhibit 27.2 - Financial Data Schedule - June 30, 1996

     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ending June 30, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ANDREW CORPORATION

Date     August 6, 1997                     /s/ F. L. English
     ---------------------                      -------------
                                                F. L. English
                                                Chairman, President and
                                                Chief Executive Officer



Date     August 6, 1997                     /s/ C. R. Nicholas
    ---------------------                        --------------
                                                 C. R. Nicholas
                                                 Executive Vice President and
                                                 Chief Financial Officer