Form 10-K405
period 1997-09-30
ANDREW CORP
filed 1997-12-23
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 15, 1997 was $2,122,964,352. The number of outstanding shares of the Registrant's common stock as of that date was 88,456,848.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 1997 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual stockholders' meeting to be held, February 10, 1998 are incorporated by reference into Part III.

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

     Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, governmental and military customers. Its principal products include coaxial cables, microwave antennas for point-to-point communication systems, special purpose antennas for commercial, government and military end use, antennas and complete earth stations for satellite communication systems, cellular antenna products, cellular telephone accessories, electronic radar systems, communication reconnaissance systems, and related ancillary items and services. These products are frequently sold as integrated systems rather than as separate components. Andrew conducts manufacturing operations, primarily from eight locations in the United States and from six locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 48% of Andrew's net sales in 1997 and 1996 and 45% in 1995.

   In June 1997, the Company decided to exit certain businesses whose performance had not met growth expectations. The Company discontinued the network products business, significantly restructured its European wireless products business and phased out of the fiber optic sensors and global messaging development activities. These actions resulted in total after-tax charges to net income of $22.8 million or $.25 per share. While these steps negatively impacted 1997 results, they enable the company to focus on the growing wireless markets and to further enhance long-term growth opportunities.

     During fiscal 1996, Andrew completed three acquisitions that provided new products and improved accessibility to expanding markets. In December 1995, the Company purchased a 51% interest in Mapra Industria e Comerico Ltda. and Gerbo Telecommunicacoes e Servicos Ltda., located in Brazil. Mapra and Gerbo manufacture, distribute, and sell antennas, waveguides and towers and provide installation services. Andrew formed a cable manufacturing company with Mapra and Gerbo in which Andrew holds a 70% interest. In March 1996, the Company completed its acquisition of The Antenna Company, a manufacturer and distributor of wireless telephone antennas and accessories for mobile applications. In June 1996, the Company purchased an 80% interest in Satcom Systems, Pty. Ltd., a distributor of commercial products, located in South Africa.

     During fiscal 1997 the Company operated in a dominant industry segment. Andrew supplies coaxial cable and antenna system equipment to radio equipment companies, dealers and distributors. Andrew also supplies cellular antenna products and cellular phone accessories through retail distribution channels of cellular service providers.The Company also supplies specialized antenna systems, electronic radar systems,communication reconnaissance systems, standard antennas, and fully integrated systems to various United States government agencies and friendly foreign governments.

 PRODUCTS AND SERVICES

      The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three years:

                                              Year Ended September 30
                                          1997             1996             1995
                                     --------------   --------------   --------------
(Dollars in thousands)

Coaxial Cable Systems and Bulk
  Cables                             $467,774   54%   $415,633   54%   $324,790   52%

Other Products and Services           183,557   21     133,645   18     129,022   20

Microwave Antenna Systems             153,905   18     153,231   20     122,576   20

Wireless Accessories                   64,239    7      63,498    8      48,355    8
                                     --------  ----   --------  ----   --------  ----

                                     $869,475  100%   $766,007  100%   $624,743  100%
                                     ========  ====   ========  ====   ========  ====

PRINCIPAL PRODUCTS

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

     In addition to bulk cable, coaxial cable systems include: cable connectors, accessories and assemblies. Coaxial cable connectors attach to cable and facilitate transmission line attachment to the antennas and radio equipment. Accessories protect and facilitate installation of coaxial cable on the tower and into the equipment building. Accessories include lightning surge protectors, hangers, adaptors and grounding kits. Together connectors and assemblies combine to form coaxial cable assemblies.

     Andrew sells its semi-flexible cables, connectors and accessories and waveguides under the trademark HELIAX(R).

Other Products and Services:

     This group includes special application antennas, support products and various electronics.

     Andrew manufactures and sells several types and configurations of special application antennas. Applications include cellular systems, navigation, FM and television broadcasting, multipoint distribution services and instructional television. As with microwave antennas, Andrew considers sales of special antennas and other various components used in the cellular market (equipment buildings and towers) and the installation of these components to be part of a "cellular system."

     Support products include equipment buildings, which provide a controlled environment for radio and other equipment, while towers provide support and elevation for antennas.

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

     Andrew manufactures electronic scanning and communication receiver systems, which are designed to search and monitor the electromagnetic spectrum from 20 MHz to 40 GHz. These systems are purchased primarily for intelligence gathering in strategic surveillance operations that emphasize highly sensitive reception of weak signals as well as accuracy of signal analysis data. The Company's highly automated receiver systems are subsystems that are incorporated into fully-integrated systems that, in addition to the Company's receiving and analyzing equipment, include antennas and other equipment necessary to carry out the overall electronic reconnaissance operation.

     The Company is also engaged in the supply of fully integrated electronic surveillance systems, both for military radar reconnaissance and for non-military communications monitoring. These surveillance systems are custom designed by the Company's engineering staff to meet customer requirements.

Microwave Antenna Systems:

     A "microwave antenna system," as this term is used by Andrew, consists of one or more microwave antennas, waveguides or coaxial cables connecting antennas to transmitters or receivers, a tower to support the antennas, an equipment shelter to house transmitters and receivers, various ancillary items and field installation services. If sold without a supporting tower, equipment shelter or field installation, microwave antennas with their connecting cables or waveguides are still considered by Andrew to be "microwave antenna systems."

     Land-based microwave radio networks are commonly used by telecommunications companies for intercity telephone, telex, video and data transmission. They are also used for more specialized purposes by pipeline companies, electric utilities and railroads.

Wireless Accessories:

     Andrew manufactures and distributes accessories for personal communication systems, cellular handsets and paging devices. Portable antennas, batteries, battery chargers, paging accessories, hands free kits and various other wireless accessories are included in this group. The acquisition of The Antenna Company increased Andrew's product offering and opened domestic distribution channels.

INTERNATIONAL ACTIVITIES

     Andrew's international operations represent a substantial portion of its overall operating results and asset base. Manufacturing facilities are located in Canada, Australia, Scotland, Brazil, Russia, and China. Andrew's plants in the United States also ship significant amounts of manufactured goods to export markets. In Russia and Ukraine, Andrew participates in joint ventures that operate fiber optic telecommunication networks.

     During fiscal 1997 sales of products exported from the United States or manufactured abroad were $414,749,000 or 48% of total sales compared with $366,324,000, or 48% of total sales in fiscal 1996 and $282,621,000, or 45% of total sales in fiscal 1995. Exports from the United States amounted to $105,147,000 in fiscal 1997, $108,675,000 in fiscal 1996, and $101,305,000 in fiscal 1995.

     Sales and net income from continuing operations on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Geographic Area Information" to Consolidated Financial Statements included on page 30 of the 1997 Annual Report to Stockholders, incorporated herein by reference.

     Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets tends to mitigate these risks.

MARKETING AND DISTRIBUTION

     Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Atlanta, Dallas, Los Angeles, Miami, New York, San Francisco, Washington, D.C., Essen and Munich (Germany), Hong Kong, Johannesburg (South Africa), London (England), Madrid (Spain), Mexico City (Mexico), Milan (Italy), Moscow (Russia), Paris (France), Sorocaba (Brazil), Suzhou (China), Tokyo (Japan) and Zurich (Switzerland). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with modest sales potential.

     Approximately one-half of Andrew's products are sold directly to end users. Most of the remainder is sold to radio equipment companies which install Andrew's products as part of a total system, with the balance being sold through dealers and distributors. Small or medium-size orders are normally shipped from inventory. Delivery schedules on larger orders are negotiated, but seldom exceed five months. Andrew's sales are principally standard, proprietary items although unique specifications or features are incorporated for special order situations.

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

      The Company also sells mobile cellular products such as antennas and cellular telephone accessories. These products are sold primarily through the retail distribution channels of cellular service providers ("Carriers"). Mobile cellular products are also sold to distributors who then resell these products to dealers and cellular carriers.

MAJOR CUSTOMERS

     Andrew serves more than 6,000 customers in more than 170 countries. In fiscal 1997, aggregate sales to the ten largest customers accounted for 31% of total consolidated sales compared to 27% in 1996 and 28% in 1995. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

MANUFACTURING AND RAW MATERIALS

     Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. Cable and waveguide products are produced at plants in Illinois, Brazil, Scotland and China. Microwave and earth station antennas are manufactured in Canada, Texas and Australia. Self-supporting and guyed towers are also manufactured in Texas. Equipment shelters are manufactured in Georgia and California. Wireless antennas and accessories for mobile applications are manufactured in Illinois. Andrew's defense electronic products are manufactured in plants located in Texas. The Company's products are manufactured from both standard components and parts that are built to the Company's specifications by other manufacturers. A large number of the Company's products contain multiple microprocessors for which proprietary machine readable software is designed by the Company's engineers and technicians.

     Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

RESEARCH AND DEVELOPMENT

     Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 1997, 1996 and 1995, Andrew spent $41,076,000, $29,624,000, and $21,041,000, respectively on research and development activities.

     Andrew holds approximately 320 active patents expiring at various times between 1998 and 2015, relating to its products and attempts to obtain patent protection for significant developments whenever possible. The Company believes that, while patents in the aggregate are important to its business, the loss of any individual patent would not have a material adverse effect on its operations.

COMPETITION

     Many large manufacturers of electrical or radio equipment, some of which have substantially greater financial resources than Andrew, compete with a portion of Andrew's antenna systems equipment, wireless products and coaxial cable product lines. In addition, there are a number of small independent companies that compete with portions of these product lines. Andrew has traditionally focused on specific specialized fields within the marketplace that require sophisticated technology and support services. Andrew competes principally on the basis of product quality, service and continual technological enhancement of its products.

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

BACKLOG AND SEASONALITY

     The following table sets forth the Company's backlog of orders believed to be firm and due to ship both within the next year and beyond (government orders included herein are funded orders):

                                     Orders to be Shipped as of September 30
                                     ----------------------------------------
                                             (Dollars in thousands)
                                        1997                    1996
                                        --------                --------
       Within 12 months                 $132,610                $152,205
       After 12 months                     5,950                  14,756
                                        --------                --------
                                        $138,560                $166,961
                                        ========                ========

     Due to variability of shipments under large contracts, customers' seasonal installation considerations, variations in product mix and in profitability of individual orders, the Company can experience wide quarterly fluctuations in net sales and income. These variations can be expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

ENVIRONMENT

       The Company engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such laws and regulations does not currently have a significant effect on the Company's capital expenditures, earnings, or competitive position. In addition, the Company has no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on the Company's financial condition.

EMPLOYEES

       At September 30, l997, Andrew had 4,227 employees, 3,042 of whom were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations and believes that such relations are good.

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

GOVERNMENT CONTRACTS

     Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $17,254,000 in 1997, $18,250,000 in 1996, and $22,337,000 in 1995. These contracts are typically less than 12 months in duration.

     Andrew, in common with other companies that derive a portion of their revenues from the United States Government, is subject to certain basic risks, including rapidly changing technologies, changes in levels of defense spending, and possible cost overruns. Recognition of profits is based upon estimates of final performance that may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations. Costs may be questioned by the Government and are subject to disallowance.

     All United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination.

ITEM 2-PROPERTIES

Andrew has fourteen manufacturing facilities, forty engineering and sales administration locations and sixteen distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

                                             Approximate
                                             floor area in
Location                                     square feet        Owned/Leased
----------                                   -------------      ------------
Orland Park, Illinois                          571,000          Owned
Addison, Illinois                              201,000          Leased
Denton, Texas                                  173,000          Owned
Newnan, Georgia                                110,000          Owned
Garland, Texas                                  88,000          Owned
Richardson, Texas                               56,000          Leased
Tinley Park, Illinois                           55,000          Leased
Sacramento, California                          54,000          Leased
                                             ---------
  U.S. sub-total                             1,308,000

Sorocaba, Sao Paulo, Brazil                    167,000          Owned
Lochgelly, Fife, United Kingdom                167,000          Owned/Leased
Campbellfield, Victoria, Australia             110,000          Owned
Whitby, Ontario, Canada                         92,000          Owned
                                             ---------
  Non-U.S. sub-total                           536,000

                                             ---------
                            TOTAL            1,844,000
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

ITEM 3-LEGAL PROCEEDINGS

     Andrew is not involved in any pending legal proceedings that are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that required a vote of security holders during the three months ended September 30, l997.


                                     PART II

ITEM 5- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the "Nasdaq" Stock Market.

     The Company had 5,480 holders of common stock of record at December 15, 1997.

     Information concerning the Company's stock price during the years ended September 30, l997 and 1996 is incorporated herein by reference from Andrew's l997 Annual Report to Stockholders, page 31. All prices represent high and low closing prices as reported by Nasdaq.

     It is the present practice of Andrew's Board of Directors to retain earnings in the business to finance the Company's operations and investments and the Company does not anticipate payment of cash dividends in the foreseeable future.

     Long-term debt agreements include restrictive covenants that, among other things, restrict dividend payments. At September 30, l997, $356,707,000 was not restricted for purposes of such payments.

ITEM 6-SELECTED FINANCIAL DATA

     Selected financial data for the last five fiscal years is incorporated herein by reference to the l997 Annual Report to Stockholders, pages 34 and 35.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information concerning this item is incorporated herein by reference from the l997 Annual Report to Stockholders, pages 13 through 16.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors are incorporated herein by reference to the 1997 Annual Report to Stockholders, pages 17 through 32.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's l997 Proxy Statement under the captions "Election of Directors" and "Executive Officers."

ITEM 11-EXECUTIVE COMPENSATION

     Information concerning management compensation is incorporated herein by reference from the Company's l997 Proxy Statement under the caption "Executive Compensation."

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's l997 Proxy Statement under the caption "Security Ownership."

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's 1997 Proxy Statement under the caption "Security Ownership."

                                     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following consolidated financial statements of Andrew Corporation and subsidiaries, included in the l997 Annual Report to Stockholders, are incorporated by reference in Item 8 above:


             Consolidated Statements of Income
                years ended September 30, l997, 1996 and l995............page 17

             Consolidated Balance Sheets
                September 30, l997 and 1996......................pages 18 and 19

             Consolidated Statements of Cash Flows
                years ended September 30, l997, l996 and l995............page 20

             Consolidated Statements of Stockholders' Equity
                years ended September 30, l997, 1996 and l995............page 21

             Notes to Consolidated Financial Statements......pages 22 through 31

           Selected Quarterly Financial Information......................page 31

           Report of Independent Auditors................................page 32

ITEM 14 CONT.

    (3)    EXHIBIT INDEX:
         Exhibit No.    Description                          Reference
         ----------     -----------                          ---------
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

         4.(b)          Stockholder Rights Agreement         Filed under Item 5 of Form 8-K dated November 14, 1996
                        dated November 14, 1996              and incorporated herein by reference.

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

         10.(e)         1994 Employee Stock Purchase         Filed with Proxy statement in connection with
                        Plan                                 Annual Meeting held February 2, 1994.

         10.(f)         Credit Agreement dated as of
                        November 1, 1997

         11             Computation of Earnings
                        per Share

         l3             l997 Annual Report to               Those portions of the 1997 Annual Report to Shareholders
                        Stockholders                        expressly incorporated herein by reference.

         21             List of Significant Subsidiaries

         22             Proxy Statement in connection
                        with Annual Meeting to be held      Filed December 19, 1997 and incorporated herein by
                        on February 10, 1998                reference.

         23             Consent of Independent Auditors

         27             Financial Data Schedules

         99.(a)         Description of Common stock

    (b)    Reports on  Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1997.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Andrew Corporation

We have audited the consolidated financial statements of Andrew Corporation and subsidiaries listed in Item 14 (a) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
October 24, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 1997.

                                        Andrew Corporation

                                        By \s\ Floyd L. English
                                        ----------------------------------------
                                               Floyd L. English
                                               Chairman, President, and
                                               Chief Executive Officer

                                        By \s\ Charles R. Nicholas
                                        ----------------------------------------
                                               Charles R. Nicholas
                                               Executive Vice President and
                                               Chief Financial Officer

                                        By \s\ Gregory F. Maruszak
                                        ----------------------------------------
                                               Gregory F. Maruszak
                                               Vice President and Controller


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 23, 1997, by the following persons on behalf of the Registrant in the capacities indicated.

   \s\ John G. Bollinger                    \s\ Jere D. Fluno
   ---------------------                    ---------------------
       John G. Bollinger                        Jere D. Fluno
       Director                                 Director

   \s\ Jon L. Boyes                         \s\ Ormand J. Wade
   ---------------------                    ---------------------
       Jon L. Boyes                             Ormand J. Wade
       Director                                 Director

   \s\ Kenneth J. Douglas
   ---------------------
       Kenneth J. Douglas
       Director

                              EXHIBIT INDEX
EXHIBIT NO.                   DESCRIPTION
--------------                ---------------
10.(f)                        Credit Agreement dated as of November 1, 1997
11                            Computation of Earnings per Share
13                            Portions of 1997 Annual Report to Shareholders
                              Incorporated by Reference
21                            List of Significant Subsidiaries
23                            Consent of Independent Auditors
27.1                          Article 5 FDS for 09-30-97
27.2                          Restated Article 5 FDS for 09-30-96
27.3                          Restated Article 5 FDS for 09-30-95
99.(a)                        Description of Common Stock