Form 10-Q
period 1997-12-31
ANDREW CORP
filed 1998-02-06
CIK 317093

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                                    Form 10-Q

(Mark-One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997.

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

     Common Stock, $.01 Par Value--88,484,167 shares as of February 2, 1997

                                      INDEX
                               ANDREW CORPORATION

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--December 31, 1997 and September 30, 1997.

                  Consolidated statements of income--Three months ended December 31, 1997 and 1996.

                  Consolidated statements of cash flows--Three months ended December 31, 1997 and 1996.

                  Notes to consolidated financial statements--December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

Exhibits
 10.(A)C(I)       Executive Severance Benefit Package with Robert J. Hudzik
 10.(A)C(II)      Executive Severance Benefit Package with Debra B. Huttenburg
 27.1             Financial Data Schedule - December 31, 1997
 27.2             Restated Financial Data Schedule - December 31, 1996

SIGNATURES

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                December 31        September 30
                                                   1997                1997
                                                --------------     -------------
                                                (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $   93,748         $   93,823
Accounts receivable, less allowances
   (Dec. $3,487;  Sep. $2,754)                     179,685            185,752
Inventories
   Finished products                                50,109             57,458
   Materials and work in process                   111,765            109,432
                                                -------------      -------------
                                                   161,874            166,890

Assets related to discontinued
   operations, less allowances                       3,968              4,811
Miscellaneous current assets                         9,241              8,538
                                                -------------      -------------
TOTAL CURRENT ASSETS                               448,516            459,814
                                                -------------      -------------

OTHER ASSETS
Cost in excess of net assets of
   businesses acquired, less
   accumulated amortization
   (Dec. $9,129;  Sep. $8,742)                      24,339             24,726
Investments in and advances to affiliates           44,131             55,628
Investments and other assets                        14,637             13,396

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                          15,160             11,646
Buildings                                           68,860             72,884
Equipment                                          279,365            275,015
Allowances for depreciation                       (224,088)          (221,955)
                                                -------------      -------------
                                                   139,297            137,590
                                                -------------      -------------
TOTAL ASSETS                                    $  670,920         $  691,154
                                                =============      =============

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Continued)
                                                December 31        September 30
                                                   1997               1997
                                                -------------      -------------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                   $   10,528         $   14,319
Accounts payable                                    30,226             37,237
Accrued expenses and other liabilities              22,699             18,978
Compensation and related expenses                   17,389             29,312
Income taxes                                        19,167             16,430
Restructuring reserve                                3,799              2,036
Liabilities related to discontinued operations       3,220              3,637
Current portion of long-term debt                    5,065              5,144
                                                -------------      -------------
TOTAL CURRENT LIABILITIES                          112,093            127,093
                                                -------------      -------------

DEFERRED LIABILITIES                                10,608             10,239

LONG-TERM DEBT, less current portion                41,881             35,693

MINORITY INTEREST                                    6,020              9,006

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
   400,000,000 shares authorized; 102,718,210
   shares issued, including treasury)                1,027              1,027
Additional paid-in capital                          51,849             51,810
Foreign currency translation                        (9,589)            (4,532)
Retained earnings                                  575,590            547,256
Treasury stock, at cost (14,319,337 shares
   in Dec.; 13,060,876 shares in Sep.)            (118,559)           (86,438)
                                                -------------      -------------
                                                   500,318            509,123
                                                -------------      -------------

TOTAL LIABILITIES AND EQUITY                    $  670,920         $  691,154
                                                =============      =============

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)
                                                   Three Months Ended
                                                       December 31
                                                --------------------------
                                                   1997          1996
                                                ------------  ------------
SALES                                           $   231,136   $   225,715
Cost of products sold                               141,539       138,229
                                                ------------  ------------
GROSS PROFIT                                         89,597        87,486

OPERATING EXPENSES
Research and development                              7,071         8,953
Sales and administrative                             38,437        38,712
                                                ------------  ------------
                                                     45,508        47,665
                                                ------------  ------------
OPERATING INCOME                                     44,089        39,821

OTHER
Interest expense                                      1,614         1,259
Interest income                                      (1,073)         (694)
Other expense (income)                                  616           (77)
                                                ------------  ------------
                                                      1,157           488
                                                ------------  ------------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                  42,932        39,333

Income taxes                                         14,598        13,766
                                                ------------  ------------
INCOME FROM CONTINUING OPERATIONS                    28,334        25,567

DISCONTINUED OPERATIONS
Loss from operations of Network Products
Business, net of applicable tax benefit                   0         1,227
                                                ------------  ------------

NET INCOME                                      $    28,334   $    24,340
                                                ============  ============
BASIC AND DILUTED EARNINGS PER SHARE
  Continuing Operations                         $       .32   $       .28
                                                ============  ============
  Net Income                                    $       .32   $       .27
                                                ============  ============
AVERAGE SHARES OUTSTANDING
  Basic                                              89,187        90,723
                                                ============  ============
  Diluted                                            89,719        91,570
                                                ============  ============

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars In thousands)
                                                        Three Months Ended
                                                            December 31
                                                   -----------------------------
                                                      1997             1996
                                                   -------------    ------------
CASH FLOWS FROM OPERATIONS
   Net Income                                      $   28,334       $   24,340

ADJUSTMENTS TO NET INCOME
   Restructuring  costs                                  (232)               0
   Depreciation and amortization                        8,642            9,304
   Decrease in accounts receivable                      4,723           11,692
   Decrease (Increase) in inventories                   5,194             (820)
   Increase in miscellaneous current and
     other assets                                      (1,916)          (2,501)
   Increase in receivables from affiliates                  0             (145)
   Decrease in accounts payable and
     other liabilities                                 (8,888)          (1,788)
   Other                                                   12               95
                                                   -------------    ------------
NET CASH FROM OPERATIONS                               35,869           40,177

INVESTING ACTIVITIES
   Capital expenditures                               (12,505)         (11,519)
   Acquisition of businesses, net of cash acquired     (3,000)               0
   Investment in and advances to affiliates            11,497           (1,434)
   Proceeds from sale of property, plant
     and equipment                                         92              118
                                                   -------------    ------------
NET CASH USED FOR INVESTING ACTIVITIES                 (3,916)         (12,835)

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt             6,131                0
   Short-term borrowings (payments) - net              (3,546)           2,807
   Purchases of treasury stock                        (32,463)               0
   Stock purchase and option plans                        380            2,714
                                                   -------------    ------------
NET CASH (USED FOR) FROM FINANCING ACTIVITIES         (29,498)           5,521

Effect of exchange rate changes on cash                (2,530)             623
                                                   -------------    ------------

TOTAL (DECREASE) INCREASE FOR THE PERIOD                  (75)          33,486

Cash and Equivalents at Beginning of Period            93,823           31,295
                                                   -------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD              $   93,748       $   64,781
                                                   =============    ============

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1997.

NOTE B--EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaces the computation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share, excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The company adopted Statement 128 in the first quarter of fiscal year 1998. All share and per share amounts have been presented, and where necessary, restated to conform with the requirements of Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                                December 31
                                                            -------- -- --------
                                                             1997        1996
                                                            --------    --------
(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
     Numerator for income from continuing operations
        per share                                           28,334      25,567
     Numerator for net income per share                     28,334      24,340

Denominator:
     Weighted average shares outstanding                    89,187      90,723
                                                            =======     =======

Income from continuing operations per share - basic          $0.32       $0.28
                                                            =======     =======

Net income per share - basic                                 $0.32       $0.27
                                                            =======     =======

DILUTED EARNINGS PER SHARE
Numerator:
     Numerator for income from continuing operations
        per share                                           28,334      25,567
     Numerator for net income per share                     28,334      24,340

Denominator:
     Weighted average shares outstanding                    89,187      90,723
     Effect of dilutive securities:
          Stock options                                        532         847
                                                            =======     =======
                                                            89,719      91,570
                                                            =======     =======

Income from continuing operations per share - diluted        $0.32       $0.28
                                                            =======     =======

Net income per share - diluted                               $0.32       $0.27
                                                            =======     =======

Options to purchase 706,000 shares of common stock, at prices ranging from $27.19 - $38.17 per share, were not included in the December 1997 computation of diluted earnings per share, because the option's exercise price was greater than the average market price of the common shares. Options to purchase 478,000 shares of common stock at a price of $38.17 per share were not included in the December 1996 diluted earnings per share calculation since the option's exercise price was higher than the average market price of the common shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the quarter ended December 31, 1997 were $231.1 million, an increase of 2% over the very strong first quarter of fiscal year 1997. International wireless infrastructure sales growth, specifically in the Asia-Pacific and Latin America markets, offset the slight sales decline in the U.S. wireless infrastructure market. Sales to the common carrier and private microwave market and land mobile radio market also increased over the same period last fiscal year. Sales growth in these markets was partially offset by significant declines in the wireless accessories market and a slight overall decline in the broadcast and government market. From a product standpoint, increases in coaxial cable sales helped compensate the overall decline in wireless telephone accessories compared to the first quarter of fiscal year 1997. An issue that many international companies are facing is the effect of the volatile Asia-Pacific economies on operating results. Thus far, we have not been adversely affected by these economic issues. At this point in time, we do not anticipate that such volatility will cause any severe impact on our overall fiscal year 1998 expectations.

Cost of products sold, as a percentage of sales, remained stable at 61.2% compared to the same period last fiscal year. A favorable product mix, consisting of mainly higher coaxial cable sales and lower wireless accessories sales, offset increased competitive price pressure keeping cost of goods sold, as a percentage of sales, unchanged.

As a percentage of sales, operating expenses decreased 1.4% to 19.7%, compared to the first quarter of fiscal year 1997. Research and development expenses, as a percentage of sales, for the quarter ended December 31, 1997 decreased to 3.1% compared to 4.0% for the same period last fiscal year. The decrease is due primarily to the elimination of the company's fiber optic sensors and global messaging development activities. Sales and administrative expenses, as a percentage of sales, decreased to 16.6% compared to 17.2% for the first quarter of fiscal year 1997.

Net interest expense remained relatively unchanged compared to the first quarter of fiscal year 1997. Other expense increased slightly during the quarter mainly due to foreign exchange losses.


LIQUIDITY AND CAPITAL RESOURCES
During the first three months of fiscal year 1998, the company's cash and cash equivalents remained relatively stable compared to the end of fiscal year 1997. The company generated $35.9 million in cash from its operations, principally from earnings of $28.3 million, which include non-cash charges of $8.4 million. Accounts receivable collections generated $4.7 million in cash during the first quarter of fiscal year 1998. Days sales in billed receivables for the quarter remained steady at 67 days compared to fiscal 1997 year end. Inventory movement accounted for a $5.2 million inflow of cash for the quarter ended December 31, 1997. During the quarter, the company's inventory turnover ratio increased to
3.5 times compared to 3.3 times at September 30, 1997. These inflows were partially offset by payments of $8.9 million for accounts payable and other current liabilities.

Net cash used in investing activities was $3.9 million for the quarter ended December 31, 1997. During the first three months of fiscal year 1998, the company invested $12.5 million in property, plant and equipment, of which $3.6 million was spent on its facility in China. Also, the company's Russian joint ventures began receiving outside financing under Andrew Corporation's line of credit with Bank of America. This allowed the ventures to remit $11.5 million in funds to the company. The company expects to receive an additional $10 to $15 million in funds from the joint ventures over the next three to six months. In addition, Andrew Corporation increased its ownership interest in its Brazilian operations to 70% for $3.0 million.

Net cash used in financing activities was $29.5 million for the first three months of fiscal year 1998. During this period, the company repurchased 1,305,000 shares of its common stock for $32.5 million. Since the May 1997 authorization to buyback up to 5,000,000 shares of its common stock, the company has repurchased 2,850,000 shares at a total cost of $74.1 million. During the first quarter of fiscal year 1998, the company's operations in Brazil borrowed $6.1 million in long-term debt, at a weighted average interest rate of 12%, to pay off a portion of its outstanding line of credit with ABN-AMRO. During fiscal year 1997, the ABN-AMRO line of credit, used only for local currency borrowings in Brazil, had a weighted average interest rate of 22%.

YEAR 2000
In 1994, the company instituted a program to routinely review and upgrade its computer hardware and software to both improve operations and comply with the year 2000 issue. The company is currently in the process of upgrading several of its business systems, which will be completed by December 1998. In the event that these systems are not in place by the year 2000, the company does not expect any significant disruption in operations. The company does not expect the costs directly associated with year 2000 compliance will be material to its financial condition or results of operations. The company, also, does not expect any significant disruption in operations in the event that any of its suppliers or customers do not successfully achieve year 2000 compliance.

RISK FACTORS
Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors that could cause the company's results to differ materially from forecasts or expectations include, but are not limited to: the impact of competitive products and pricing; regional economic or political conditions that may impact customers' ability to purchase our products and services; availability of qualified technical management, principally in emerging markets and end user demand for wireless communication products.

PART II--OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

a)  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.(A)C           Executive Severance Benefit Plan
   (I)            Agreement with Robert J. Hudzik
   (II)           Agreement with Debra B. Huttenburg

27.1              Financial Data Schedule
                  December 31, 1997

27.2              Restated Financial Data Schedule
                  December 31, 1996

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date     February 6, 1998       \s\ F. L. English
    ----------------------      ------------------
                                    F. L. English
                                    Chairman, President and Chief
                                    Executive Officer




Date     February 6, 1998       \s\ C. R. Nicholas
    ----------------------      ------------------
                                    C. R. Nicholas
                                    Executive Vice President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION
-----------            -----------
10.(A)C           Executive Severance Benefit Plan
   (I)            Agreement with Robert J. Hudzik
   (II)           Agreement with Debra B. Huttenburg

27.1              Financial Data Schedule
                  December 31, 1997

27.2              Restated Financial Data Schedule
                  December 31, 1996