Form 10-Q
period 1998-03-31
ANDREW CORP
filed 1998-05-13
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark-One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

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

       Common Stock, $.01 Par Value-- 88,497,720 shares as of April 30, 1998

                                      INDEX
                               ANDREW CORPORATION

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--March 31, 1998 and September 30, 1997.

                  Consolidated statements of income--Three and six months ended March 31, 1998 and 1997.

                  Consolidated statements of cash flows--Six months ended March 31, 1998 and 1997.

                  Notes to consolidated financial statements--March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                   March 31         September 30
                                                     1998               1997
                                                   -----------      ------------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  118,532       $   93,823
Accounts receivable, less allowances
   (Mar. $4,214;  Sep. $2,754)                        163,863          185,752
Inventories
   Finished products                                   66,569           57,458
   Materials and work in process                      109,675          109,432
                                                   ------------     ------------
                                                      176,244          166,890

Assets related to discontinued
   operations, less allowances                          4,200            4,811
Miscellaneous current assets                            9,198            8,538
                                                   -------------    ------------
TOTAL CURRENT ASSETS                                  472,037          459,814
                                                   -------------    ------------

OTHER ASSETS
Cost in excess of net assets of businesses
   acquired, less accumulated amortization
   (Mar. $9,516;  Sep. $8,742)                         23,952           24,726
Investments in and advances to affiliates              47,629           55,628
Investments and other assets                           14,599           13,396

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                             15,430           11,646
Buildings                                              69,337           72,884
Equipment                                             290,688          275,015
Allowances for depreciation                          (230,608)        (221,955)
                                                   -------------    ------------
                                                      144,847          137,590
                                                   -------------    ------------
TOTAL ASSETS                                       $  703,064       $  691,154
                                                   =============    ============

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                                     ANDREW CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share amounts)
                                         (Continued)
                                                    March 31        September 30
                                                      1998              1997
                                                   ------------     ------------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                      $   10,067       $   14,319
Accounts payable                                       33,495           37,237
Accrued expenses and other liabilities                 27,052           18,978
Compensation and related expenses                      23,471           29,312
Income taxes                                           14,971           16,430
Restructuring reserve                                   2,327            2,036
Liabilities related to discontinued operations          3,222            3,637
Current portion of long-term debt                       5,098            5,144
                                                   -------------    ------------
TOTAL CURRENT LIABILITIES                             119,703          127,093
                                                   -------------    ------------

DEFERRED LIABILITIES                                   10,714           10,239

LONG-TERM DEBT, less current portion                   41,751           35,693

MINORITY INTEREST                                       5,478            9,006

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
   400,000,000 shares authorized; 102,718,210
   shares issued, including treasury)                   1,027            1,027
Additional paid-in capital                             51,890           51,810
Foreign currency translation                           (9,847)          (4,532)
Retained earnings                                     599,737          547,256
Treasury stock, at cost (14,173,198 shares
   in Mar.; 13,060,876 shares in Sep.)               (117,389)         (86,438)
                                                   -------------    ------------
                                                      525,418          509,123
                                                   -------------    ------------

TOTAL LIABILITIES AND EQUITY                       $  703,064       $  691,154
                                                   =============    ============

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)
                                    Three Months Ended       Six Months Ended
                                         March 31               March 31
                                    ------------------       ------------------
                                      1998      1997          1998       1997
                                    --------  --------       -------   --------
SALES                               $196,872  $202,227       $428,008  $427,942
Cost of products sold                119,762   119,498        261,301   257,727
                                    --------  --------       --------  --------
GROSS PROFIT                          77,110    82,729        166,707   170,215

OPERATING EXPENSES
Research and development               6,255     9,969         13,326    18,922
Sales and administrative              34,828    33,850         73,265    72,562
                                    --------  --------       --------  --------
                                      41,083    43,819         86,591    91,484
                                    --------  --------       --------  ---------
OPERATING INCOME                      36,027    38,910         80,116    78,731

OTHER
Interest expense                       1,547     1,524          3,161     2,783
Interest income                       (1,821)     (955)        (2,894)   (1,649)
Other (income) expense                  (284)   (2,398)           332    (2,475)
                                    --------- ---------      --------- ---------
                                        (558)   (1,829)           599    (1,341)
                                    --------- ---------      --------- ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                36,585    40,739         79,517    80,072

Income taxes                          12,438    14,259         27,036    28,025
                                    --------- ---------      --------- ---------
INCOME FROM CONTINUING OPERATIONS     24,147    26,480         52,481    52,047

DISCONTINUED OPERATIONS
Loss from operations of Network
  Products Business, net of
  applicable tax benefit                   0       968              0     2,195
                                    --------- ---------      --------- ---------

NET INCOME                          $ 24,147  $ 25,512       $ 52,481  $ 49,852
                                    ========= =========      ========= =========

BASIC AND DILUTED EARNINGS
  PER SHARE
  Continuing Operations             $   0.27  $   0.29       $   0.59  $   0.57
                                    ========= =========      ========= =========

  Net Income                        $   0.27  $   0.28       $   0.59  $   0.55
                                    ========= =========      ========= =========


AVERAGE SHARES OUTSTANDING
  Basic                               88,498    91,030         88,831    90,875
                                    ========= =========      ========= =========

  Diluted                             88,942    91,830         89,319    91,470
                                    ========= =========      ========= =========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                           Six Months Ended
                                                               March 31
                                                       -------------------------
                                                          1998          1997

                                                       -----------   -----------
CASH FLOWS FROM OPERATIONS
Net Income                                             $  52,481     $  49,852

ADJUSTMENTS TO NET INCOME
Restructuring  costs                                        (243)            0
Depreciation and amortization                             17,474        18,879
Decrease in accounts receivable                           19,403        19,629
Increase in inventories                                   (8,760)       (9,602)
Increase in miscellaneous current and other assets        (1,892)       (2,868)
Increase in receivables from affiliates                        0          (161)
(Decrease) Increase in accounts payable and other
  liabilities                                               (270)        1,228
Other                                                       (313)         (366)
                                                       -----------   -----------
NET CASH FROM OPERATIONS                                  77,880        76,591

INVESTING ACTIVITIES
Capital expenditures                                     (27,534)      (22,211)
Acquisition of businesses,  net of cash acquired          (3,000)            0
Investments in and advances to affiliates                  7,999        (3,701)
Proceeds from sale of property, plant and equipment          296           161
                                                       -----------   -----------
NET CASH USED FOR INVESTING ACTIVITIES                   (22,239)      (25,751)

FINANCING ACTIVITIES
Proceeds from (payments on) long-term debt                 6,205          (102)
Short-term (payments) borrowings - net                    (3,836)        6,473
Purchases of treasury stock                              (32,463)            0
Stock purchase and option plans                            1,642         4,255
                                                       -----------   -----------
NET CASH (USED FOR) FROM FINANCING ACTIVITIES            (28,452)       10,626

Effect of exchange rate changes on cash                   (2,480)       (1,858)
                                                       -----------   -----------

TOTAL INCREASE FOR THE PERIOD                             24,709        59,608

Cash and Equivalents at Beginning of Period               93,823        31,295
                                                       -----------   -----------

CASH AND EQUIVALENTS AT END OF PERIOD                  $ 118,532     $  90,903
                                                       ===========   ===========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 1997.

NOTE B--EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaces the computation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The company adopted Statement 128 in the first quarter of fiscal year 1998. All share and per share amounts have been presented, and where necessary, restated to conform with the requirements of Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended      Six Months Ended
                                         March 31                March 31
                                    ---------------------   --------------------
                                      1998         1997      1998        1997
                                    ---------   ---------   ---------  ---------
(In thousands, except per share
  amounts)
BASIC EARNINGS PER SHARE
Numerator:
     Numerator for income from
      continuing operations
      per share                      $24,147     $26,480     $52,481    $52,047
     Numerator for net income
      per share                      $24,147     $25,512     $52,481    $49,852

Denominator:
     Weighted average shares
      outstanding                     88,498      91,030      88,831     90,875
                                    =========   =========   =========  =========

Income from continuing operations
  per share - basic                    $0.27       $0.29       $0.59      $0.57
                                    =========   =========   =========  =========

Net income per share - basic           $0.27       $0.28       $0.59      $0.55
                                    =========   =========   =========  =========

DILUTED EARNINGS PER SHARE
Numerator:
     Numerator for income from
      continuing operations
      per share                      $24,147     $26,480     $52,481    $52,047
     Numerator for net income
      per share                      $24,147     $25,512     $52,481    $49,852

Denominator:
     Weighted average shares
      outstanding                    88,498      91,030      88,831     90,875
     Effect of dilutive securities:
          Stock options                 444         800         488        595
                                    =========   =========   =========  =========
                                     88,942      91,830      89,319     91,470
                                    =========   =========   =========  =========

Income from continuing operations
  per share - diluted                 $0.27       $0.29       $0.59      $0.57
                                    =========   =========   =========  =========

Net income per share - diluted        $0.27       $0.28       $0.59      $0.55
                                    =========   =========   =========  =========

Options to purchase 772,000 shares of common stock, at prices ranging from $24.00 - $38.17 per share, were not included in the March 1998 computation of diluted earnings per share, because the option's exercise price was greater than the average market price of the common shares. Options to purchase 634,000 shares of common stock at prices ranging from $37.25 - $38.17 per share were not included in the March 1997 diluted earnings per share calculation since the option's exercise price was higher than the average market price of the common shares.

NOTE C - ACCOUNTING CHANGES

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. Statement No. 132 changes the existing disclosure requirements for pensions and other postretirement benefits. The company will adopt this statement in the first quarter of fiscal year 1999. Adoption of this statement is not expected to have a material effect on the company's financial statements.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The company will adopt this statement in the first quarter of fiscal year 1999. Adoption of this statement is not expected to have a material effect on the company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the quarter ended March 31, 1998 decreased 3% to $196.9 million compared to $202.2 million for the second quarter of fiscal year 1997. Sales for the first half of fiscal year 1998 remained relatively unchanged at $428.0 million compared to the same period last fiscal year. The second quarter of fiscal year 1997 included $13 million in revenues from the Hong Kong Metro distributed communications project, which made comparisons to last year difficult. For the quarter, excluding the Hong Kong Metro project, slower U.S. cellular and personal communications services sales offset international wireless infrastructure growth. Land mobile radio sales were up slightly for the quarter ended March 31, 1998 compared to the second quarter of fiscal year 1997. Common carrier and private microwave sales for the second quarter of fiscal year 1998 were lower than the same period last fiscal year due to weakness in the domestic and European markets. Broadcast and government sales increased due to strength across all geographic areas in the broadcast market.

Cost of products sold as a percentage of sales for the quarter ended March 31, 1998 increased to 60.8% compared to 59.1% for the same period last fiscal year, due mainly to lower sales volume in the quarter. For the first half of fiscal year 1998, cost of products sold as a percentage of sales increased to 61.1% compared to 60.2% for the same period last fiscal year due to increased price pressure and changes in product mix, which were partially offset by productivity improvements.

As a percentage of sales, operating expenses decreased to 20.9% compared to 21.7% for the same period last fiscal year. For the first half of fiscal year 1998, operating expenses as a percentage of sales decreased 1.2% to 20.2% compared to the first half of fiscal year 1997. The largest factor contributing to the decline in the overall operating expenses for both the quarter and the first half of fiscal year 1998 was lower research and development expenses. Research and development expenses decreased $3.7 million for the second quarter and $5.6 million for the six months ended March 31, 1998, compared to the same periods last fiscal year due to the elimination of the company's fiber optic sensors and global messaging development activities in July 1997. Sales and administrative expenses for the second quarter of fiscal year 1998 were $34.8 million, 17.7% of sales, compared to $33.9 million, 16.7% of sales, for the second quarter of fiscal year 1997. Gains achieved from restructuring the European wireless products business and eliminating the global messaging and fiber optic sensor development activities in fiscal year 1997 partially offset the increase in general and administrative costs, which were mainly a result of the company's continued upgrading of its business and information systems. For the first six months of fiscal year 1998, sales and administrative expenses were $73.3 million compared to $72.6 million for the same period last fiscal year and remained relatively unchanged as a percentage of sales.

Interest expense for the quarter ended March 31, 1998 remained stable while interest income increased compared to the same period last fiscal year due to interest earned on the company's advances to its Russian joint ventures. For the first six months of fiscal year 1998, net interest expense decreased primarily due to higher average investment balances and interest earned on advances to the company's Russian joint ventures. Other income decreased for the second quarter and first six months of fiscal year 1998 due to foreign exchange losses when compared to the same periods last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents grew 26.3% during the fiscal year and totaled $118.5 million for the period ended March 31, 1998. Working capital improved to $352.3 million compared to $332.7 million at September 30, 1997. The company generated $77.9 million in cash from operations, principally from earnings of $52.5 million, which included $17.5 million in non-cash charges. While accounts receivable decreased $19.4 million during the first half of fiscal year 1998, the company's days sales in billed receivables increased to 73 days compared to 67 days at September 30, 1997. Cash generated from earnings and accounts receivable collections was partially offset by growth in inventories and prepaid and other assets. The company's inventory turnover ratio decreased to 2.7 times compared to 3.3 times at September 30, 1997.

Net cash used in investing activities was $22.2 million for the six-month period ended March 31, 1998. Of the $27.5 million spent by the company on property, plant and equipment expenditures, during the first half of fiscal year 1998, $7.9 million related to the construction of the company's Chinese facilities and $5.0 million related to the construction of new facilities in Texas. In addition, during the first quarter of fiscal year 1998 the company used $3.0 million in funds to purchase an additional 19% interest in its Brazilian operations. These outflows were partially offset by cash repayments from the company's Russian joint ventures totaling $8.0 million, as a result of their obtaining external financing in the first quarter of fiscal year 1998 under Andrew Corporation's line of credit with Bank of America.

Net cash used in financing activities totaled $28.5 million for the first half of fiscal year 1998. During the first three months of fiscal year 1998, the company repurchased 1,305,000 shares of its common stock for $32.5 million. There were no repurchases of the company's common stock during the second quarter of fiscal year 1998. Since the inception of the program in May 1997 to repurchase 5,000,000 shares of its common stock, the company has acquired 2,850,000 shares at a total cost of $74.1 million. During the first quarter of fiscal year 1998, the company's operations in Brazil borrowed $6.1 million in long-term debt, at a weighted average interest rate of 12%. A portion of the proceeds was used to repay Brazilian borrowings made under a line of credit agreement with ABN-AMRO that carried a weighted average interest rate of 22%.

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

PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       (a) Andrew's Annual Meeting of Stockholders was held on February 10, 1998

 (b) & (c) Items submitted to a vote

                                               Number of Shares Voted
                                  ----------------------------------------------
                                                         Broker/
        1. Election of Directors  For         Against    Non-Votes   Abstentions
                                  ----------------------------------------------

           John G. Bollinger      79,469,864  0          0           634,960
           Jon L. Boyes           79,597,168  0          0           507,656
           Kenneth J. Douglas     79,449,309  0          0           655,515
           Floyd L. English       79,613,865  0          0           490,959
           Jere D. Fluno          79,617,660  0          0           487,164
           Ormand J. Wade         79,615,655  0          0           489,169

        2. Approval of a proposal to amend the Company's Stock Option Plan for Non-Employee Directors. The proposal was ratified by votes of 75,353,043 shares for; 4,152,298 against and 599,483 abstentions.

        3. The selection of Ernst & Young to serve as independent public auditors for fiscal year 1998. The selection of Ernst & Young as independent auditors was ratified by votes of 79,620,350 for; 232,049 against and 252,425 abstentions.

Item 6.  Exhibits and reports on Form 8-K

(a)  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule
                  March  31, 1998

27.2              Restated Financial Data Schedule
                  September 30, 1997

27.3              Restated Financial Data Schedule
                  June 30, 1997

27.4              Restated Financial Data Schedule
                  March 31, 1997

27.5              Restated Financial Data Schedule
                  September 30, 1996

27.6              Restated Financial Data Schedule
                  June 30, 1996

27.7              Restated Financial Data Schedule
                  March 31, 1996

27.8              Restated Financial Data Schedule
                  December 31, 1995

27.9              Restated Financial Data Schedule
                  September 30, 1995

27.10             Restated Financial Data Schedule
                  June 30, 1995

27.11             Restated Financial Data Schedule
                  March 31, 1995

27.12             Restated Financial Data Schedule
                  December 31, 1994

       (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date     May 13, 1998                       /s/ F. L. English
    ------------------                      -----------------
                                                F. L. English
                                                Chairman, President and
                                                Chief Executive Officer



Date     May 13, 1998                       /s/ C. R. Nicholas
    ------------------                      ------------------
                                                C. R. Nicholas
                                                Executive Vice President and
                                                Chief Financial Officer

EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule
                  March  31, 1998

27.2              Restated Financial Data Schedule
                  September 30, 1997

27.3              Restated Financial Data Schedule
                  June 30, 1997

27.4              Restated Financial Data Schedule
                  March 31, 1997

27.5              Restated Financial Data Schedule
                  September 30, 1996

27.6              Restated Financial Data Schedule
                  June 30, 1996

27.7              Restated Financial Data Schedule
                  March 31, 1996

27.8              Restated Financial Data Schedule
                  December 31, 1995

27.9              Restated Financial Data Schedule
                  September 30, 1995

27.10             Restated Financial Data Schedule
                  June 30, 1995

27.11             Restated Financial Data Schedule
                  March 31, 1995

27.12             Restated Financial Data Schedule
                  December 31, 1994