Form 10-Q
period 1998-06-30
ANDREW CORP
filed 1998-08-13
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark-One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998.

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

      Common Stock, $.01 Par Value-- 86,104,134 shares as of July 31, 1998

                                      INDEX
                               ANDREW CORPORATION

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--June 30, 1998 and September 30, 1997.

                  Consolidated statements of income--Three and nine months ended June 30, 1998 and 1997.

                  Consolidated statements of cash flows--Nine months ended June 30, 1998 and 1997.

                  Notes to consolidated financial statements--June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.          OTHER INFORMATION

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                  June 30         September 30
                                                   1998               1997
                                               ------------       --------------
                                               (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                      $   93,263         $   93,823
Accounts Receivable, less allowances
  (Jun. $3,583; Sep. $2,754)                      158,867            185,752

Inventories
  Finished Products                                68,047             57,458
  Materials and Work in Process                   106,435            109,432
                                               ------------       --------------
                                                  174,482            166,890

Assets related to discontinued
   operations, less allowances                          0              4,811
Miscellaneous Current Assets                        9,677              8,538
                                               ------------       --------------
TOTAL CURRENT ASSETS                              436,289            459,814

OTHER ASSETS
Cost in excess of net assets of businesses
  acquired, less accumulated amortization
  (Jun. $9,904; Sep. $8,742)                       23,564             24,726
Investment in and Advances to Affiliates           56,225             55,628
Investments and other assets                       16,286             13,396

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                         15,424             11,646
Building                                           71,229             72,884
Equipment                                         300,621            275,015
Allowances for Depreciation                       238,520            221,955
                                               ------------       --------------
                                                  148,754            137,590
                                               ------------       --------------
TOTAL ASSETS                                   $  681,118         $  691,154
                                               ============       ==============

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  (Continued)
                                                  June 30         September 30
                                                   1998               1997
                                               ------------       --------------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes Payable                                  $   10,892         $   14,319
Accounts Payable                                   31,221             37,237
Accrued expenses and other liabilities             23,266             21,014
Compensation and related expenses                  27,320             29,312
Income taxes                                       23,779             16,430
Liabilities related to discontinued
   operations                                           0              3,637
Current portion of long term debt                   5,365              5,144
                                               ------------       --------------
TOTAL CURRENT LIABILITIES                         121,843            127,093
                                               ------------       --------------

DEFERRED LIABILITIES                               10,761             10,239

LONG-TERM DEBT, less current portion               41,276             35,693

MINORITY INTEREST                                   5,339              9,006

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
  400,000,000 shares authorized; 102,718,210
  shares issued, including treasury)                1,027              1,027
Additional paid-in capital                         53,129             51,810
Foreign currency translation                      (11,439)            (4,532)
Retained earnings                                 624,327            547,256
Treasury stock, at cost (16,615,594 shares
   in Jun.; 13,060,876 shares in Sep.)           (165,145)           (86,438)
                                               ------------       --------------
                                                  501,899            509,123
                                               ------------       --------------
TOTAL LIABILITIES AND EQUITY                   $  681,118         $  691,154
                                               ============       ==============

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                    (In thousands, except per share amounts)


                                      Three Months Ended     Nine Months Ended
                                           June 30               June 30
                                      ------------------     ------------------
                                        1998      1997         1998      1997
                                      --------  --------     --------  --------
SALES                                 $204,220  $208,911     $632,228  $636,853
Cost of Products Sold                  122,905   116,965      384,206   374,692
                                      --------  --------     --------  --------
GROSS PROFIT                            81,315    91,946      248,022   262,161

OPERATING EXPENSES
Research and development                 6,502    11,345       19,828    30,267
Sales and administrative                37,375    37,019      110,640   109,581
Restructuring expenses                       0     5,150            0     5,150
                                      --------  --------     --------  --------
                                        43,877    53,514      130,468   144,998
                                      --------  --------     --------  --------
OPERATING INCOME                        37,438    38,432      117,554   117,163

OTHER
Interest expense                         1,707     1,657        4,868     4,440
Interest income                         (2,413)   (1,236)      (5,307)   (2,885)
Other (income) expense                     887      (387)       1,219    (2,862)
                                      --------  --------     --------  --------
                                           181        34          780    (1,307)
                                      --------  --------     --------  --------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                     37,257    38,398      116,774   118,470

Income Taxes                            12,667    13,439       39,703    41,464
                                      --------  --------     --------  --------
INCOME FROM CONTINUING OPERATIONS       24,590    24,959       77,071    77,006

DISCONTINUED OPERATIONS
Loss from operations of Network
   Products Business, net of
   applicable tax benefit                    0     1,135            0     3,330

Loss on disposal of Network
   Products Business, including
   provision of $1,040 for
   operating losses during
   phase-out period, net of
   applicable tax benefit                    0    16,086            0    16,086
                                      --------  --------     --------  --------
                                             0    17,221            0    19,416
                                      --------  --------     --------  --------
NET INCOME                            $ 24,590  $  7,738     $ 77,071  $ 57,590
                                      ========  ========     ========  ========
BASIC AND DILUTED EARNINGS PER SHARE
  Continuing Operations               $   0.28  $   0.27     $   0.87  $   0.84
                                      ========  ========     ========  ========
  Net Income                          $   0.28  $   0.08     $   0.87  $   0.63
                                      ========  ========     ========  ========
AVERAGE SHARES OUTSTANDING
  Basic                                 88,227    91,089       88,630    91,146
                                      ========  ========     ========  ========
  Diluted                               88,545    91,693       89,061    91,877
                                      ========  ========     ========  ========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                        Nine Months Ended
                                                            June 30
                                                     -----------------------
                                                        1998         1997
                                                     ----------   ----------
CASH FLOW FROM OPERATIONS
  Net Income                                         $  77,071    $  57,590

ADJUSTMENTS TO NET INCOME
  Restructuring costs                                     (243)       5,150
  Discontinued operations                                    0       22,771
  Depreciation and amortization                         26,946       29,143
  Decrease in accounts receivable                       23,664       15,691
  Increase in inventories                               (8,408)     (17,379)
  Increase in miscellaneous
    current and other assets                            (3,814)      (7,662)
  Decrease (increase) in receivables from affiliates       605         (161)
  Increase in accounts payable and other liabilities     6,382        4,823
  Other                                                   (280)        (127)
                                                     ----------   ----------
NET CASH FROM OPERATIONS                               121,923      109,839

INVESTING ACTIVITIES
  Capital Expenditures                                 (40,963)     (31,532)
  Acquisition of business, net of cash acquired         (3,000)           0
  Investments in and advances to affiliates               (752)     (10,370)
  Proceeds from sales of property, plant
    and equipment                                          469          379
                                                     ----------   ----------
NET CASH USED FOR INVESTING ACTIVITIES                 (44,246)     (41,523)

FINANCING ACTIVITIES
  Proceeds from (payments on) long-term borrowings       6,112          (90)
 (Payments on) proceeds from short-term borrowings      (2,949)      13,115
  Payments to acquire treasury stock                   (80,333)     (23,793)
  Stock option plans                                     1,754        4,331
                                                     ----------   ----------
NET CASH USED FOR FINANCING ACTIVITIES                 (75,416)      (6,437)

Effect of exchange rate changes on cash                 (2,821)      (1,576)
                                                     ----------   ----------

TOTAL (DECREASE) INCREASE FOR THE PERIOD                  (560)      60,303

Cash and Equivalents at Beginning of Period             93,823       31,295
                                                     ----------   ----------

CASH AND EQUIVALENTS AT END OF PERIOD                $  93,263    $  91,598
                                                     ==========   ==========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

NOTE B--EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Statement 128 replaces the computation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement 128 in the first quarter of fiscal year 1998. All share and per share amounts have been presented, and where necessary, restated to conform with the requirements of Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended   Nine Months Ended
                                            June 30             June 30
                                       ------------------   --------------------
                                         1998      1997       1998        1997
                                       --------  --------   --------    --------
(In thousands, except per share
   amounts)
BASIC EARNINGS PER SHARE
Numerator:
     Numerator for income from
      continuing operations
      per share                        $24,590   $24,959    $77,071     $77,006

     Numerator for net income
      per share                        $24,590   $ 7,738    $77,071     $57,590

Denominator:
     Weighted average shares
      outstanding                       88,227    91,089     88,630      91,146
                                       ========  ========   ========    ========

Income from continuing operations
 per share - basic                       $0.28     $0.27      $0.87       $0.84
                                       ========  ========   ========    ========

Net income per share - basic             $0.28     $0.08      $0.87       $0.63
                                       ========  ========   ========    ========

DILUTED EARNINGS PER SHARE
Numerator:
     Numerator for income from
      continuing operations
      per share                        $24,590   $24,959    $77,071     $77,006

     Numerator for net income
      per share                        $24,590   $ 7,738    $77,071     $57,590

Denominator:
     Weighted average shares
      outstanding                       88,227    91,089     88,630      91,146
     Effect of dilutive securities:
          Stock options                    318       604        431         731
                                       ========  ========   ========    ========
                                        88,545    91,693     89,061      91,877
                                       ========  ========   ========    ========

Income from continuing operations
 per share - diluted                     $0.28     $0.27      $0.87       $0.84
                                       ========  ========   ========    ========

Net income per share - diluted           $0.28     $0.28      $0.87       $0.63
                                       ========  ========   ========    ========

Options to purchase 1,519,000 shares of common stock, at prices ranging from $21.31 - $38.17 per share, were not included in the June 1998 computation of diluted earnings per share, because the option's exercise price was greater than the average market price of the common shares. Options to purchase 739,000 shares of common stock at prices ranging from $27.88 - $38.17 per share were not included in the June 1997 diluted earnings per share calculation since the option's exercise price was higher than the average market price of the common shares.

NOTE C--RESTRUCTURING

During June 1997, the Company initiated a plan to restructure its European wireless products business and phase out its fiber optic sensors and global messaging development activities. The restructuring is substantially complete as of June 30, 1998. Actual costs were not materially different than the total after-tax charges of $3.3 million or $.04 per share recorded in June 1997.

NOTE D--DISCONTINUED OPERATIONS

On July 14, 1997, the Company adopted a plan to discontinue the operations of its network products business. The business was acquired by NLynx Systems Inc. during 1998. As such, there are no remaining assets and liabilities related to the business. The losses associated with the disposition did not materially differ from the estimated loss on disposal of the discontinued operations of $16.1 million (net of applicable taxes of $6.7 million), recorded during the third quarter 1997.

NOTE E - ACCOUNTING CHANGES

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt this statement in the first quarter of fiscal year 1999. The Company does not believe the additional reporting and disclosures will have a significant impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement, which is effective for the Company's fiscal year-end 1999 financial statements, establishes standards for the way enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. The Company does not believe the additional disclosures will have a significant impact on the Company's financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 changes the existing disclosure requirements for pensions and other postretirement benefits plans. It does not change the measurement or recognition of those plans. The Company will adopt this statement in the first quarter of fiscal year 1999. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt this statement in the first quarter of fiscal year 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. The Company will adopt this statement in the first quarter of fiscal year 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the accounting treatment of costs related to start-up activities. The Company will adopt this statement in the first quarter of fiscal year 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the quarter ended June 30, 1998 were $204.2 million, a decrease of 2.0% compared to the same period last fiscal year. For the first nine months of fiscal year 1998, sales were $632.2 million, 1.0% below last fiscal year's sales of $636.9 million. Wireless infrastructure sales remained relatively stable for both the quarter and nine months ended June 30, 1998 when compared to the same periods last fiscal year. Compared to the same quarter last year, sales to the land mobile radio market and broadcast and government markets decreased slightly, while still showing growth for fiscal year 1998. Common carrier and private microwave sales were down for the quarter and nine months ended June 30, 1998 compared to the same periods last fiscal year. Excluding the effects of the restructured European portion of its business, the wireless accessories business had strong growth for both the quarter and first nine months of fiscal year 1998.

Cost of products sold as a percentage of sales for the quarter ended June 30, 1998 was 60.2%, an increase of 4.2% over the same period last fiscal year. For the first nine months of fiscal year 1998, cost of products sold as a percentage of sales was 60.8% compared to 58.8% for the first nine months of fiscal year 1997. Increased price pressure resulting in higher customer discounts, particularly for coaxial cable , as well as lower volumes in the towers business contributed to the growth in cost of products sold as a percentage of sales. These trends were partially offset by productivity improvements.

Excluding the effect of the $5.2 million charge for the restructuring of the Company's European wireless products business and the phasing out of the Company's fiber optic sensors and global messaging development activities taken in June 1997, operating expenses, as a percentage of sales, decreased 1.7% for the quarter to 21.5% of sales. For the first nine months of fiscal year 1998, excluding the $5.2 million restructuring charge, operating expenses, as a percentage of sales, were 20.6% compared to 22.0% for the same period last fiscal year. Research and development expenses as a percentage of sales, for both the quarter and nine months ended June 30, 1998, showed improvement mainly due to the Company's restructuring in June 1997. Sales and administrative expenses as a percentage of sales increased slightly for both the quarter and nine months ended June 30, 1998 compared to the same periods last fiscal year primarily due to the Company's continued upgrading of its business and information systems.

Interest expense for the third quarter of fiscal year 1998 remained stable compared to the same period last fiscal year. Interest income for the quarter ended June 30, 1998 doubled due mostly to interest earned on advances to the Company's Russian joint ventures. Net interest income for the nine months ended June 30, 1998 was $0.4 million compared to net interest expense of $1.6 million for the same period last fiscal year. This improvement is due to interest earned on advances to the Company's Russian joint ventures, as well as higher average investment balances. Other expense increased for both the quarter and nine months ended June 30, 1998 due primarily to foreign exchange losses.

In June 1997, the Company decided to exit its network products business. As a result of that decision, the Company incurred a charge of $16.1 million related to the disposal, net of applicable tax benefits. For more information see Note D
- Discontinued Operations.

LIQUIDITY
Cash and cash equivalents for the nine months ended June 30, 1998 remained relatively unchanged when compared to September 30, 1997. Working capital decreased by $18.3 million to $314.4 million mainly due to cash generated from receivables collections being used to fund the Company's stock buyback program. During the first nine months of fiscal year 1998, the Company generated $121.9 million in cash from operations, principally from earnings of $77.1 million, which included non-cash charges of $26.9 million. Changes in accounts receivable generated $23.7 million in cash, while days sales in billed receivables increased slightly to 68 days compared to 67 days at September 30, 1997. Growth in inventories and prepaid and other assets along with payments of accounts payable partially offset the cash inflows generated from earnings, accounts receivable and the growth in income taxes payable.

Net cash used in investing activities, for the nine months ended June 30, 1998, totaled $44.2 million. Of the $41.0 million the Company spent on property, plant and equipment, $10.0 million was spent on the Company's Chinese facility, while $9.6 million was spent on the construction of new facilities in Texas. In the first quarter of fiscal year 1998, the Company purchased an additional 19% interest in its Brazilian operations for $3.0 million.

Net cash used in financing activities, for the nine months ended June 30, 1998, totaled $75.4 million. In June 1998, the Company's board of directors authorized an additional five million shares of common stock to be repurchased under the Company's stock buyback plan, bringing the total authorized for repurchase to 10 million shares. During fiscal year 1998 the Company has repurchased a total of
3.8 million shares at a cost of $80.3 million. Since the inception of the stock buyback program in May 1997, the Company has repurchased 5.3 million shares for a total cost of $122.0 million. During the first quarter of fiscal year 1998, the Company's Brazilian operations borrowed $6.1 million at a weighted average interest rate of 12% to repay borrowings made under a line of credit agreement with ABN-AMRO with a weighted average interest rate of 22%.

YEAR 2000
The "Year 2000 issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. In 1994, the Company instituted a program to routinely review its computer hardware and software to increase operational efficiency. From this review it was determined that a new business system would be needed to meet the Company's growing needs. During this review it was also determined that the Company's current business systems were not year 2000 compliant. In 1994 the Company purchased a new business system that would not only meet the Company's needs, but was also year 2000 compliant. To date, the Company has completed its testing of the system and is currently in the process of implementing the system at all operating locations. The Company expects to have the system fully implemented by December 1998. Amounts expended, or to be expended, exclusively to ensure year 2000 compliance are not expected to be material to the Company's consolidated results of operations or financial position. Although, the Company does not expect any significant disruption in operations from its suppliers or customers' inability to achieve year 2000 compliance, the potential impact and related costs associated with this potential noncompliance could be material. To ensure this, the Company is in the process of contacting all of its significant third party relationships to determine the extent to which the company is vulnerable to their failure to obtain year 2000 compliance.

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

PART II--OTHER INFORMATION

Item 5. Other Information

Stockholder proposals and nominations for directors intended for inclusion in the Company's proxy statement relating to the next annual meeting
(February 1999) must be received at the Company's offices (addressed to the attention of the Secretary) not later than August 28, 1998. Any such proposal must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the Securities and Exchange Commission. Under the Company's By-laws, proposals of stockholders not intended for inclusion in the proxy statement, but intended to be raised at the February 1999 annual meeting, must be received not later than November 12, 1998 and must set forth as to each matter the stockholder proposes to bring before the meeting: (i) a brief description of the business desired to be brought before the meeting; (ii) the name and address, as they appear on the Company's stock records, of the stockholder proposing such business; (iii) the class and number of shares of the Company that are beneficially owned by the stockholder; and (iv) any interest of the stockholder in such business. In addition, the proxy rules of the Securities and Exchange Commission permit the persons named in the proxies solicited by the Company's Board of Directors to exercise discretionary voting power with respect to any proposal that is submitted later than November 11, 1998 for consideration at the February 1999 annual meeting and that is not submitted for inclusion in the Company's proxy statement and form of proxy.

Item 6.  Exhibits and reports on Form 8-K

a)  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10                May 4, 1998 Assignment Agreement between ABN-AMRO Bank N.V.
                  and Bank Austria Aktiengesellschaft

27                Financial Data Schedule
                  June 30, 1998

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date   August 13, 1998                    /s/ F. L. English
    -----------------------               -----------------
                                              F. L. English
                                              Chairman, President and Chief
                                              Executive Officer




Date   August 13, 1998                    /s/ C. R. Nicholas
    -----------------------               ------------------
                                              C. R. Nicholas
                                              Executive Vice President and Chief
                                              Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10                May 4, 1998 Assignment Agreement between ABN-AMRO Bank N.V.
                  and Bank Austria Aktiengesellschaft

27                Financial Data Schedule
                  June 30, 1998