Form 10-K
period 1998-09-30
ANDREW CORP
filed 1998-12-21
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the fiscal year ended September 30, 1998.

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 16, 1998 was $1,445,218,316. The number of outstanding shares of the Registrant's common stock as of that date was 82,877,527.

Documents incorporated by Reference:

Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 1998 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual stockholders' meeting to be held, February 9, 1999 are incorporated by reference into Part III.

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

      Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, governmental and military customers. Its principal products include coaxial cables, microwave antennas for point-to-point communication systems, special purpose antennas for commercial, government and military end use, antennas and complete earth stations for satellite communication systems, cellular antenna products, cellular telephone accessories, electronic radar systems, communication reconnaissance systems, and related ancillary items and services. These products are frequently sold as integrated systems rather than as separate components. Andrew conducts manufacturing operations, primarily from eight locations in the United States and from six locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 49% of Andrew's net sales in 1998 and 48% in 1997 and 1996.

      During fiscal 1996, Andrew completed three acquisitions that provided new products and improved accessibility to expanding markets. In December 1995, the Company purchased a 51% interest in Mapra Industria e Comercio Ltda. and Gerbo Telecommunicacoes e Servicos Ltda., located in Brazil. Mapra and Gerbo manufacture, distribute, and sell antennas, waveguides and towers and provide installation services. Andrew formed a cable manufacturing company with Mapra and Gerbo in which Andrew holds a 70% interest. In March 1996, the Company completed its acquisition of The Antenna Company, a manufacturer and distributor of wireless telephone antennas and accessories for mobile applications. In June 1996, the Company purchased an 80% interest in Satcom Systems, Pty. Ltd., a distributor of commercial products, located in South Africa.

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

      In October 1997, the Company purchased an additional 19% ownership interest in Mapra Industria e Comercio Ltda. and Gerbo Telecommunicacoes e Servicos Ltda for $3.0 million. This purchase increased the Company's ownership percentage in Mapra and Gerbo to 70%.

      During fiscal 1998 the Company operated in a dominant industry segment. Andrew supplies coaxial cable and antenna system equipment to telecommunications companies and agencies as well as cellular antenna products and cellular phone accessories through retail distribution channels of cellular service providers. The Company also supplies specialized antenna systems, electronic radar systems, communication reconnaissance systems, standard antennas, and fully integrated systems to various United States government agencies and friendly foreign governments.

 Products and Services

      The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three years:

                                 Dollars in thousands
                                Year Ended September 30

                                     1998              1997             1996
                                 --------------   --------------   --------------
Coaxial Cable Systems and Bulk
     Cables                      $486,788   57%   $467,774   54%   $415,633   54%

Other Products and Services       157,912   19     183,557   21     133,645   18

Microwave Antenna Systems         148,614   17     153,905   18     153,231   20

Wireless Accessories               59,601    7      64,239    7      63,498    8
                                 --------  ----   --------  ----   --------  ----

                                 $852,915  100%   $869,475  100%   $766,007  100%
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

      In addition to bulk cable, coaxial cable systems include: cable connectors, accessories and assemblies. Coaxial cable connectors attach to cable and facilitate transmission line attachment to the antennas and radio equipment. Accessories protect and facilitate installation of coaxial cable on the tower and into the equipment building. Accessories include lightning surge protectors, hangers, adaptors and grounding kits. Together, connectors and cable assemblies combine to form coaxial cable assemblies.

      Andrew sells its semi-flexible cables and waveguides under the trademark HELIAX(R).

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

Wireless Accessories

      Andrew manufactures and distributes accessories for personal communication systems, cellular handsets and paging devices. Portable antennas, batteries, battery chargers, paging accessories, hands free kits and various other wireless accessories are included in this group. The acquisition of The Antenna Company increased Andrew's product offering and opened domestic distribution channels.

INTERNATIONAL ACTIVITIES

      Andrew's international operations represent a substantial portion of its overall operating results and asset base. Manufacturing facilities are located in Canada, Australia, Scotland, Brazil, China and India. Andrew's plants in the United States also ship significant amounts of manufactured goods to export markets. In Russia, the Ukraine and Mexico, Andrew participates in joint ventures that operate fiber optic telecommunication networks.

      During fiscal 1998 sales of products exported from the United States or manufactured abroad were $420,376,000 or 49% of total sales compared with $414,749,000 or 48% of total sales in fiscal 1997 and $366,324,000, or 48% of total sales in fiscal 1996. Exports from the United States amounted to $97,738,000 in fiscal 1998, $105,147,000 in fiscal 1997, and $108,675,000 in fiscal 1996.

      Sales and net income from continuing operations on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Geographic Area Information" to Consolidated Financial Statements included on page 32 of the 1998 Annual Report to Stockholders, incorporated herein by reference.

      Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets tends to mitigate these risks.

MARKETING AND DISTRIBUTION

      Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Atlanta, Dallas, Los Angeles, Miami, New York, San Francisco, Washington, D.C., Essen and Munich (Germany), Hong Kong, Johannesburg (South Africa), London (England), Madrid (Spain), Mexico City (Mexico), Milan (Italy), Moscow (Russia), Paris (France), Sorocaba (Brazil), Suzhou (China), Tokyo (Japan), Zurich (Switzerland) and Goa (India). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with modest sales potential.

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

MAJOR CUSTOMERS

      Andrew serves more than 6,000 customers in more than 170 countries. In fiscal 1998, aggregate sales to the ten largest customers accounted for 31% of total consolidated sales compared to 31% in 1997 and 27% in 1996. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

MANUFACTURING AND RAW MATERIALS

      Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. Cable and waveguide products are produced at plants in Illinois, Brazil, Scotland, China and India. Microwave and earth station antennas are manufactured in Scotland, Texas and Australia. Self-supporting and guyed towers are also manufactured in Texas. Equipment shelters are manufactured in Georgia and California. Wireless antennas and accessories for mobile applications are manufactured in Illinois. Andrew's defense electronic products are manufactured in plants located in Texas. The Company's products are manufactured from both standard components and parts that are built to the Company's specifications by other manufacturers. Certain of the Company's products contain multiple microprocessors for which proprietary machine readable software is designed by the Company's engineers and technicians.

      Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

RESEARCH AND DEVELOPMENT

      Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 1998, 1997 and 1996, Andrew spent $25,810,000, $41,076,000, and $29,624,000, respectively on research and development activities.

      Andrew holds approximately 252 active patents expiring at various times between 1998 and 2015, relating to its products and attempts to obtain patent protection for significant developments whenever possible. The Company believes that, while patents in the aggregate are important to its business, the loss of any individual patent would not have a material adverse effect on its operations.

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

BACKLOG AND SEASONALITY

      The following table sets forth the Company's backlog of orders believed to be firm and due to ship both within the next year and beyond (government orders included herein are funded orders):

                        Orders to be Shipped as of September 30
                               1998                 1997
                             --------             --------
Dollars in thousands

Within 12 months             $141,847             $132,610
After 12 months                12,317                5,950
                             --------             --------
                             $154,164             $138,560
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

EMPLOYEES

      At September 30, l998, Andrew had 4,221 employees, 3,002 of whom were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations and believes that such relations are good.

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

GOVERNMENT CONTRACTS

       Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $9,520,000 in 1998, $17,254,000 in 1997, and $18,250,000 in 1996. These contracts are typically less than 12 months in duration.

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

Item 2-Properties

      Andrew has sixteen manufacturing facilities, thirty-seven engineering and sales administration locations and twelve distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

                                             Approximate
                                             floor area in
Location                                     square feet           Owned/Leased
--------                                     -------------         ------------
Orland Park, Illinois                          571,000             Owned
Addison, Illinois                              201,000             Leased
Denton, Texas                                  173,000             Owned
Newnan, Georgia                                110,000             Owned
Garland, Texas                                  88,000             Owned
Richardson, Texas                              100,000             Owned
Tinley Park, Illinois                           55,000             Leased
Sacramento, California                          54,000             Leased
                                             ---------
  U.S. sub-total                             1,352,000

Sorocaba, Sao Paulo, Brazil                    229,000              Owned
Lochgelly, Fife, United Kingdom                167,000              Owned/Leased
Campbellfield, Victoria, Australia             110,000              Owned
Whitby, Ontario, Canada                         92,000              Owned
                                             ---------
  Non-U.S. sub-total                           598,000
                                             ---------
                            TOTAL            1,950,000
                                             =========

The Company's properties are in good condition and are suitable for the purposes for which they are used.

      Andrew owns a total of 701 acres of land. Of this total, 565 acres are unimproved, including 181 acres in Orland Park, Illinois, 137 acres in Floyd, Texas, l43 acres in Denton, Texas, and 98 acres in Ashburn, Ontario, Canada. Andrew also leases sales offices and facilities in the United States and in thirteen countries outside the United States.

Item 3-Legal Proceedings

      Andrew is not involved in any pending legal proceedings that are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

Item 4-Submission of Matters to a Vote of Security Holders

      There were no matters that required a vote of security holders during the three months ended September 30, l998.

                                     PART II

Item 5-Market for the Registrant's Common Stock and Related Stockholder Matters

      The Company's common stock is traded over-the-counter on the "Nasdaq" Stock Market and Chicago Stock Exchange.

      The Company had 4,885 holders of common stock of record at December 16, 1998.

      Information concerning the Company's stock price during the years ended September 30, l998 and 1997 is incorporated herein by reference from Andrew's l998 Annual Report to Stockholders, page 33. All prices represent high and low sales prices as reported by Nasdaq.

      It is the present practice of Andrew's Board of Directors to retain earnings in the business to finance the Company's operations and investments and the Company does not anticipate payment of cash dividends in the foreseeable future.

      Long-term debt agreements include restrictive covenants that, among other things, restrict dividend payments. At September 30, l998, $357,948,000 was not restricted for purposes of such payments.

Item 6-Selected Financial Data

      Selected financial data for the last five fiscal years is incorporated herein by reference to the l998 Annual Report to Stockholders, pages 36 and 37.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information concerning this item is incorporated herein by reference to the l998 Annual Report to Stockholders, pages 14 through 18.

Item 7a.-Quantitative and Qualitative Disclosures about Market Risks

      The Company is exposed to market risk from changes in interest rates and foreign exchange rates, and commodities:

      Interest Rate Risk - the company had $56.5 million in debt outstanding at September 30, 1998 in the form of export financing arrangements, lines of credit and debt agreements at both fixed and variable rates. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $17.6 million or 31.2% of total debt. To assess its exposure to interest rates, the Company performed a sensitivity analysis on its variable rate debt. As a result, the Company determined that a 100 basis point increase in short-term interest rates would not have a material effect on the Company's financial position, results of operations or cash flows. The Company currently does not use derivative instruments to manage its interest rate risk.

      Foreign Currency Risk - Andrew's international operations represent a substantial portion of its overall operating results and asset base. In most cases, the Company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. During fiscal year 1998, sales of products exported from the United States or manufactured abroad were 49% of total sales.

      The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company has $59.7 million of investments and advances to its ventures located in Russia, Ukraine and Mexico. The ultimate collectability of these advances and the Company's ability to recoup its investments in these ventures is tied in part to the economic stability of these countries, particularly Russia and the stability of the Russian Ruble. The Company manages its foreign currency risk by making use of naturally offsetting positions, such as borrowing in functional currencies, and structuring intercompany transactions to reduce known material exposures, where possible. The Company currently does not use derivative financial instruments to manage its foreign currency risk.

      Commodity Risk - the Company uses various metals in the production of its products, principally copper. As a result, the Company's earnings are exposed to fluctuations in the price of copper. In order to reduce its exposure, the Company has negotiated copper purchasing contracts with various suppliers through fiscal year 1999. In general, the contracts lock copper pricing for the full year.

Item 8-Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors are incorporated herein by reference to the 1998 Annual Report to Stockholders, pages 19 through 34.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None

                                    PART III

Item l0-Directors and Executive Officers of the Registrant

     Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's l998 Proxy Statement under the captions "Election of Directors" and "Executive Officers."

Item ll-Executive Compensation

     Information concerning management compensation is incorporated herein by reference from the Company's l998 Proxy Statement under the caption "Executive Compensation."

Item l2-Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's l998 Proxy Statement under the caption "Security Ownership."

Item 13-Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's 1998 Proxy Statement under the caption "Security Ownership."

                                     PART IV

Item l4-Exhibits,  Financial Statement Schedules and Reports on Form 8-K

(a) The following consolidated financial statements of Andrew Corporation and subsidiaries, included in the l998 Annual Report to Stockholders, are incorporated by reference in Item 8 above:

      Consolidated Statements of Income
          years ended September 30, l998, 1997 and l996..................page 19

      Consolidated Balance Sheets
          September 30, l998 and 1997....................................page 20

      Consolidated Statements of Cash Flows
          years ended September 30, l998, l997 and l996..................page 21

      Consolidated Statements of Stockholders' Equity
          years ended September 30, l998, 1997 and l996..................page 22

      Notes to Consolidated Financial Statements.............pages 23 through 32

      Selected Quarterly Financial Information...........................page 33

      Report of Independent Auditors.....................................page 34

Item 14 cont.

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

         4.(a)            Note Agreement dated                     Filed as Exhibit 4(a) to Form 10-K for fiscal year
                          September 1, 1990                        ended September 30, 1992 and incorporated herein by reference.

         4.(a)a           First Amendment to Note                  Filed as Exhibit 4(a)a to Form 10-K for fiscal year
                          Agreement dated                          ended September 30, 1992 and incorporated herein by
                          September 1, 1990                        reference.

         4.(b)            Stockholder Rights Agreement             Filed under Item 5 of Form 8-K dated November 14, 1996
                          Dated November 14, 1996                  and incorporated herein by reference.

         10.(a)           Executive Severance Benefit Plan         Filed as Exhibit 10(a) to Form 10-Q for fiscal
            (i)           Agreement with Floyd L. English          quarter ended June 30, 1996 and incorporated herein
            (ii)          Agreement with Charles R. Nicholas       by reference.

         10.(a)a          Executive Severance Benefit Plan         Filed as Exhibit 10(a)a to Form 10-K for fiscal year
            (i)           Agreement with Thomas E. Charlton        ended September 30, 1993 and incorporated herein
            (ii)          Agreement with John B. Scott             by reference.

         10.(a)b          Executive Severance Benefit Plan         Filed as Exhibit 10(a)b to Form 10-Q for fiscal quarter
            (i)           Agreement with William B. Currer         ended June 30, 1993 and incorporated herein by reference.

         10.(a)c          Executive Severance Benefit Plan         Filed as Exhibit 10(a)c to Form 10-Q for fiscal quarter
            (i)           Agreement with Robert J. Hudzik          ended December 31, 1997 and incorporated herein by
            (ii)          Agreement with Debra B. Huttenburg       reference.

         10.(b)           Management Incentive Plan                Filed as Exhibit 10(c) to Form 10-K for fiscal year
                          Dated February 4, 1988                   ended September 30, 1993 and incorporated herein
                                                                   by reference.

         10.(c)           Non-employee Directors'
                          Stock Option Plan dated
                          February 10, 1998

         10.(d)           Credit Agreement dated as of             Filed as Exhibit 10(e) to Form 10-K for fiscal year
                          June 16, 1993                            ended September 30, 1993 and incorporated herein
                                                                   by reference.

         10.(d)a          First Amendment to Credit                Filed as Exhibit 10(d)a to Form 10-K for fiscal year
                          Agreement dated June 16, 1993            ended September 30, 1995 and incorporated herein
                                                                   by reference.

Item 14 cont.

         Exhibit No.      Description                              Reference
         -----------      -----------                              ---------
         10.(d)b          Second Amendment to Credit               Filed as Exhibit 10(d)b to Form 10-K for fiscal year
                          Agreement dated June 16, 1993            ended September 30, 1995 and incorporated herein
                                                                   by reference.

         10.(d)c          Third Amendment to Credit                Filed as Exhibit 10(d)c to Form 10-Q for fiscal quarter
                          Agreement dated June 16, 1993.           ended June 30, 1996 and incorporated herein by
                                                                   reference.

         10.(d)d          Guaranty dated as of                     Filed as Exhibit 10(d)d to Form 10-Q for fiscal quarter
                          April 11, 1996.                          ended June 30, 1996 and incorporated herein by
                                                                   reference.

         10.(d)e          Replacement Note dated as of             Filed as Exhibit 10(d)e to Form 10-Q for fiscal quarter
                          April 8, 1996.                           ended June 30, 1996 and incorporated herein by
                                                                   reference.

         10.(e)           Amended and Restated Employee
                          Stock Purchase Plan adopted
                          November 12, 1998

         10.(f)           Credit Agreement dated as of             Filed as Exhibit 10(f) to Form 10-K for fiscal year
                          November 1, 1997                         ended September 30, 1997 and incorporated herein by
                                                                   reference.

         10.(g)           Amended and Restated Employee
                          Retirement Benefit
                          Restoration Plan effective
                          October 1, 1998.

         10.(h)           May 4, 1998 Assignment Agreement         Filed as Exhibit 10 to Form 10-Q for fiscal quarter
                          between ABN-AMRO Bank N.V. and           ended June 30, 1998 and incorporated herein by
                          Bank Austria Aktiengesellschaft          reference.

         l3               l998 Annual Report to                    Those portions of the 1998 Annual Report to
                          Stockholders                             Shareholders expressly incorporated herein by
                                                                   reference.

         21               List of Significant Subsidiaries

         22               Proxy Statement in connection
                          with Annual Meeting to be held
                          On February 9, 1999 (To be filed
                          within 120 days of the Registrant's
                          fiscal year end).

         23               Consent of Independent Auditors

         27               Financial Data Schedules

         99.(a)           Description of Common stock              Filed as Exhibit 99(a) to Form 10-K for fiscal year
                                                                   ended September 30, 1997 and incorporated herein by
                                                                   reference.

(b)      Reports on  Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Andrew Corporation

We have audited the consolidated financial statements of Andrew Corporation and subsidiaries listed in Item 14 (a) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

Ernst & Young LLP
Chicago, Illinois
October 23, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 1998.

                                                             Andrew Corporation

                                                      By   \s\ Floyd L. English
                                                               Floyd L. English
                                                       Chairman, President, and
                                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 1998, by the following persons on behalf of the Registrant in the capacities indicated.

\s\ Floyd L. English                              \s\ Thomas A. Donohoe
    Floyd L. English                                  Thomas A. Donohoe
    Chairman, President, Chief Executive Officer      Director
    and Director (Principal Executive Officer)

\s\ Charles R. Nicholas                           \s\ Kenneth J. Douglas
    Charles R. Nicholas                               Kenneth J. Douglas
    Executive Vice President and Chief Financial      Director
    Officer (Principal Financial Officer)

\s\ Gregory F. Maruszak                           \s\ Jere D. Fluno
    Gregory F. Maruszak                               Jere D. Fluno
    Vice President Finance                            Director
    (Principal Accounting Officer)


\s\ John G. Bollinger                             \s\ Ormand J. Wade
    John G. Bollinger                                 Ormand J. Wade
    Director                                          Director


\s\ Jon L. Boyes
    Jon L. Boyes
    Director

EXHIBIT INDEX

Item Number         Description
-----------         -----------
10.(c)              Non-employee Directors' Stock Option Plan
                    Dated February 10, 1998
10.(e)              Amended and Restated Employee Stock Purchase Plan
10.(g)              Employee Retirement Benefit Restoration Plan
                    Dated October 1, 1998
13                  1998 Annual Report to Stockholders
21                  List of Significant Subsidiaries
23                  Consent of Independent Auditors
27                  Financial Data Schedule