Form 10-Q
period 1998-12-31
ANDREW CORP
filed 1999-02-16
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK-ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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

         Yes  X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value-- 82,842,178 shares as of January 31, 1999

                                      INDEX
                               ANDREW CORPORATION

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Consolidated balance sheets--December 31, 1998 and September 30, 1998.
                 Consolidated statements of income--Three months ended December 31, 1998 and 1997.

                 Consolidated statements of cash flows--Three months ended December 31, 1998 and 1997.

                 Notes to consolidated financial statements--December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

Exh. 10(a)c(iii) Executive Severance Benefit Plan Agreement with John E. DeSana.

Exhibit 27       Financial Data Schedule for the period ended December 31, 1998.

SIGNATURES


                               ANDREW CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  December 31     September 30
                                                     1998             1998
                                                  ------------    ------------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                         $   43,346      $   78,395
Accounts Receivable, less allowances
  (Dec. $3,243; Sep. $3,026 )                        186,666         181,389

Inventories
  Finished Products                                   58,029          56,736
  Materials and Work in Process                      112,266         111,057
                                                  ------------    ------------
                                                     170,295         167,793

Miscellaneous Current Assets                          10,950           9,229
                                                  ------------    ------------
Total Current Assets                                 411,257         436,806


OTHER ASSETS
Cost in excess of net assets of businesses
   acquired, less accumulated amortization
  (Dec. $10,678; Sep. $10,291 )                       22,790          23,177
Investment in and Advances to Affiliates              61,473          59,691
Investments and other assets                           9,194           9,267

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                            15,818          15,507
Building                                              84,262          83,789
Equipment                                            310,941         301,757
Allowances for Depreciation                          252,907         247,091
                                                  ------------    ------------
                                                     158,114         153,962
                                                  ------------    ------------
TOTAL ASSETS                                      $  662,828      $  682,903
                                                  ============    ============

The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.


                               ANDREW CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                  December 31     September 30
                                                     1998             1998
                                                  ------------    ------------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes Payable                                     $    4,411    $     13,897
Accounts Payable                                      28,775          32,867
Accrued expenses and other liabilities                16,439          17,098
Compensation and related expenses                     16,561          32,424
Income taxes                                          25,554          15,835
Current portion of long-term debt                      6,225           4,568
                                                  ------------    ------------
TOTAL CURRENT LIABILITIES                             97,965         116,689

DEFERRED LIABILITIES                                  13,878          14,044

LONG-TERM DEBT, less current portion                  44,871          38,031

MINORITY INTEREST                                      5,530           5,361

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
  400,000,000 shares authorized; 102,718,210
  shares issued, including treasury)                   1,027           1,027
Additional paid-in capital                            55,096          53,309
Accumulated other comprehensive income                (9,430)         (7,617)
Retained earnings                                    674,284         651,103
Treasury stock, at cost (19,840,683 shares
  in Dec.; 18,210,250 shares in Sep.)               (220,393)       (189,044)
                                                  ------------    ------------
                                                     500,584         508,778
                                                  ------------    ------------
TOTAL LIABILITIES AND EQUITY                      $  662,828      $  682,903
                                                  ============    ============

The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.


                               ANDREW CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)


                                         Three Months Ended
                                             December 31
                                         -------------------
                                          1998        1997
                                         --------   --------
Sales                                    $218,573   $231,136
Cost of Products Sold                     139,041    141,539
                                         --------   --------
GROSS PROFIT                               79,532     89,597

OPERATING EXPENSES
Research and development                    5,631      7,071
Sales and administrative                   38,915     38,437
                                         --------   --------
                                           44,546     45,508
                                         --------   --------
OPERATING INCOME                           34,986     44,089

OTHER
Interest expense                            1,452      1,614
Interest income                            (2,023)    (1,073)
Other (income) expense                        435        616
                                         --------   --------
                                             (136)     1,157
                                         --------   --------
PRETAX INCOME                              35,122     42,932

Income Taxes                               11,941     14,598
                                         --------   --------
NET INCOME                               $ 23,181   $ 28,334
                                         ========   ========

BASIC AND DILUTED EARNINGS PER SHARE     $   0.28   $   0.32
                                         ========   ========
AVERAGE SHARES OUTSTANDING
  Basic                                    83,814     89,187
                                         ========   ========
  Diluted                                  83,938     89,719
                                         ========   ========

See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
                                                         Three Months Ended
                                                             December 31
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
CASH FLOW FROM OPERATIONS
  Net Income                                           $  23,181    $  28,334

ADJUSTMENTS TO NET INCOME
  Restructuring costs                                          0         (232)
  Depreciation and amortization                            8,777        8,642
(Increase) decrease in accounts receivable                (5,615)       4,723
(Increase) decrease in inventories                        (2,896)       5,194
  Increase in miscellaneous
    current and other assets                              (1,741)      (1,916)
  Decrease in accounts payable and other liabilities      (5,320)      (8,888)
  Other                                                      172           12
                                                       ----------   ----------
NET CASH FROM OPERATIONS                                  16,558       35,869

INVESTING ACTIVITIES
  Capital Expenditures                                   (13,869)     (12,505)
  Acquisition of business, net of cash acquired                0       (3,000)
  Investments in and advances to affiliates               (1,835)      11,497
  Proceeds from sales of property, plant
    and equipment                                            578           92
                                                       ----------   ----------
NET CASH USED FOR INVESTING ACTIVITIES                   (15,126)      (3,916)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                       3,153        6,131
  Payments on short-term borrowings                       (3,622)      (3,546)
  Payments to acquire treasury stock                     (36,249)     (32,463)
  Stock option plans                                         883          380
                                                       ----------   ----------
NET CASH USED FOR FINANCING ACTIVITIES                   (35,835)     (29,498)

Foreign currency translation adjustments                    (646)      (2,530)
                                                       ----------   ----------

DECREASE FOR THE PERIOD                                  (35,049)         (75)

Cash and equivalents at beginning of period               78,395       93,823
                                                       ----------   ----------
CASH AND EQUIVALENTS AT END OF PERIOD                  $  43,346    $  93,748
                                                       ==========   ==========

See Notes to Consolidated Financial Statements.

                               ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

NOTE B--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                              December 31
                                                         -----------------------
                                                           1998          1997
                                                         ---------     ---------
(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
     Numerator for net income per share                   $23,181       $28,334

Denominator:
     Weighted average shares outstanding                   83,814        89,187
                                                         =========     =========

Net income per share - basic                                $0.28         $0.32
                                                         =========     =========

DILUTED EARNINGS PER SHARE
Numerator:
     Numerator for net income per share                   $23,181       $28,334

Denominator:
     Weighted average shares outstanding                   83,814        89,187
     Effect of dilutive securities:
          Stock options                                       124           532
                                                         =========     =========
                                                           83,938        89,719
                                                         =========     =========

Net income per share - diluted                              $0.28         $0.32
                                                         =========     =========

Options to purchase 2,899,000 shares of common stock, at prices ranging from $17.11 - $38.17 per share, were not included in the December 1998 computation of diluted earnings per share, because the option's exercise price was greater than the average market price of the common shares. Options to purchase 706,000 shares of common stock at prices ranging from $27.19 - $38.17 per share were not included in the December 1997 diluted earnings per share calculation since the option's exercise price was higher than the average market price of the common shares.

NOTE C--COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the company's net income or stockholders' equity. Statement No. 130 requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement No. 130.

During the first quarter of fiscal years 1999 and 1998, total comprehensive income amounted to $21,368,000 and $23,277,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the quarter ended December 31, 1998 were $218.6 million, 5% lower than the same period last fiscal year. From a product standpoint, coaxial cable sales, for the first quarter of fiscal year 1999, were down overall with declines in domestic and Asian sales offsetting growth in Europe and Latin America, compared to the same period last fiscal year. Terrestrial microwave antenna sales increased overall, with gains in the U.S. and Europe offsetting weakness in Asia and Latin America. Special antennas and other sales in fiscal year 1999 increased overall compared to the first quarter of fiscal year 1998. Sales of broadcast antennas, base station antennas and equipment buildings showed growth in the first quarter of fiscal year 1999 compared to the same period last fiscal year, while sales of earth station antennas, towers and distributed communications systems were all down. Wireless accessories sales decreased during the quarter, mainly in Europe.

From a market standpoint, wireless infrastructure sales, including cellular, PCS and land mobile radio, were lower overall, with declines in the U.S., Canada and Asia offsetting growth in Europe and Latin America. Common carrier and private microwave sales, for the first quarter of fiscal year 1999, declined compared to the same period last fiscal year. Broadcast and government sales declined overall, despite growth in the broadcast market.

Gross margin, as a percentage of sales, was 36.4% for the quarter ended
December 31, 1998 compared to 38.8% for the first quarter of fiscal year 1998. The 2.4% decrease was caused primarily by competitive market conditions resulting in increased price pressure, which caused prices to be on average 4 to 5% lower than the comparable quarter last fiscal year. Product mix also contributed to the decrease in gross margin as a percentage of sales.

Operating expenses as a percentage of sales for the quarter ended December 31, 1998 were 20.4% compared to 19.7% for the same period last fiscal year. Research and development expenses for the first quarter of fiscal year 1999 were $5.6 million, a decrease of 20.4% compared to the same period last fiscal year. As a percentage of sales, research and development expenses were 2.6% compared to 3.1% to the first quarter of fiscal year 1998. The decrease in research and development expenses is due in part to the sale of the company's fiber optic sensors business in fiscal year 1998. Sales and administrative expenses for the first quarter of fiscal year 1999 remained relatively unchanged compared to the same period last fiscal year. As a percentage of sales, sales and administrative expenses were 17.8% for the first quarter of fiscal year 1999 compared to 16.6% for the comparable quarter last fiscal year.

Interest expense for the quarter ended December 31, 1998 remained relatively unchanged compared to the first quarter of fiscal year 1998. Interest income increased $1.0 million or 88.5% primarily due to interest income received on advances to the company's Russian joint ventures. Other expense for the first quarter of fiscal year 1999 remained comparable to fiscal year 1998 levels.

LIQUIDITY
Cash and cash equivalents decreased $35.0 million during the first quarter of fiscal year 1999 to $43.3 million at December 31, 1998. Working capital totaled $313.3 million compared to $320.1 million at September 30, 1998. Management believes the current working capital level is adequate to meet the company's normal operating needs. During the first quarter of fiscal year 1999, the company generated $32.0 million in cash from operations, principally from earnings of $23.2 million, which included non-cash charges of $8.8 million. These cash inflows were partially offset by growth in accounts receivable and inventory balances coupled with payments on outstanding accounts payable balances and the payout of the company's fiscal year 1998 profit sharing contribution, resulting in net cash from operations totaling $16.6 million for the quarter. Days sales in billed receivables increased from 70 days at September 30, 1998 to 73 days at December 31, 1998. The growth in days sales in billed receivables is attributable to growth in receivable balances in Europe and Asia.

Net cash used for investing activities during the first quarter of fiscal year 1999 was $15.1 million. Of the $13.9 million spent on capital additions, the majority of the funds were used for equipment purchases and upgrades, purchases of additional switches for the Russian telecommunications networks, the company's continued investment in upgrading its business information systems and plant expansion at the company's Orland Park facility.

Net cash used for financing activities totaled $35.8 million at December 31, 1998. During the quarter, the company repurchased 2.1 million shares of stock for $36.2 million. As of December 31, 1998, the company has repurchased 9.1 million shares out of the 15.0 million shares authorized for repurchase at a total cost of $183.3 million. In the first quarter of fiscal year 1999, the company's Brazilian operations borrowed additional U.S. Dollar funds, at significantly lower interest rates, under its long-term line of credit agreement with Bank Austria Creditanstaldt in order to pay off its outstanding local currency line of credit with ABN-AMRO totaling $3.6 million. Funds borrowed under the Bank Austria Creditanstaldt agreement are due to be repaid in fiscal year 2001.

YEAR 2000
The "Year 2000 issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. In 1994, the company instituted a program to routinely review its computer hardware and software to increase operational efficiency. As an output from this effort, the company purchased a new business system in 1994 that would not only meet the company's needs but was also Year 2000 compliant. To date, the company has completed testing of the system and is currently in the process of implementing the system at all operating locations. The company expects to have the system fully implemented at all major locations by April 1999. Amounts expended or to be expended on information technology systems exclusively to ensure year 2000 compliance are not expected to be material to the company's consolidated results of operations or financial position.

Management has also initiated a comprehensive program to prepare the company's manufacturing and facility systems for the year 2000. The company is actively engaged in testing and fixing applications such as security, environmental, desktop computers and production equipment to ensure they are Year 2000 ready. The company currently does not expect remediation costs to be material nor does it expect any significant interruption to its operations because of Year 2000 problems. Most of the company's products do not have Year 2000 readiness issues because they do not contain date-sensitive functions.

The company is in the process of contacting all third parties with which it has significant relationships, to determine the extent to which the company could be vulnerable to failure by any of them to obtain Year 2000 compliance. Some of the company's major suppliers, customers and financial institutions have confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999, although many have only indicated that they have Year 2000 readiness programs. To date, the company is not aware of any significant third parties with a Year 2000 issue that could materially impact the company operations, liquidity or capital resources. However, the company has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

The company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that the company's assessment of its third party vendors and suppliers will be accurate. Some of the potential worst-case scenarios that could occur include: (1) corruption of data in the company's internal systems; (2) failure of infrastructure services provided by government agencies; and (3) health, environmental and safety issues relating to the company's facilities. If any of these situations were to occur, the company's operations in certain areas could be temporarily interrupted.

These interruptions could be more severe in countries outside the U.S. where the company does a considerable amount of its business. The company intends to develop Year 2000 contingency plans for continuing operations in the event such problems arise. The company has operations around the world and is considering shifting operations to different facilities if there are interruptions to operations in particular countries or regions.

RISK FACTORS

Safe Harbor for Forward-Looking Statements. We have made forward-looking statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the company. Although we have based these statements on the beliefs and assumptions of our management and on information currently available to them, they are subject to risks and uncertainties. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified by reference to the discussion below of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

We caution the reader that the list of factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not put undue reliance on any forward looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. While Andrew Corporation's management is optimistic about the company's long-term prospects, the following risks and uncertainties, among others, should be considered in evaluating its growth outlook.

Share Price Volatility. In the past years, the market price of our common stock has been very volatile. We believe that the price has fluctuated in response to such things as changes in growth rates of sales, net income and cash flow; volatility in the U.S. stock market in general and in wireless equipment stocks in particular; changes in analysts' estimates; and changes in general economic conditions. We expect that the price of our common stock will fluctuate in the future, perhaps substantially.

Fluctuations in Operating Results. Historically our quarterly and annual revenues and operating results have fluctuated. We expect similar fluctuations in the future. In addition to general economic and political conditions, the following factors affect our revenues: timing of significant customer orders, inability to forecast future revenue due to our just-in-time supply approach, changes in competitive pricing, and wide variations in profitability by product line. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and you should not rely on such comparisons as indicators of our future performance.

Intense Competition and Pricing Pressure. We believe that to be profitable in the future we must respond effectively to increased competitive pressure. We consider our principal competitive factors to include product quality and performance, service and support, pricing and proprietary technology. Over the past three years, in response to aggressive pricing practices by our competitors, we have lowered prices for most of our products by 5 to 6% per year. If we are unable to compete successfully, we may lose market share. We expect that a significant loss in market share would have a material negative effect on our business, financial condition and operating results.

Rapid Technological Change and Pressure to Develop New Products. We believe that our future success depends on our ability to effectively anticipate and respond to changes in technology, customer needs and industry standards. Failure to anticipate changes, to adapt current products, to develop and introduce new products on a timely basis, or to gain market acceptance for new products would impair our competitiveness and could have a material negative impact on our business and operating results.

International Risk. Nearly half of our sales are outside the United States and in recent years we have significantly increased our international manufacturing capabilities. We anticipate that international sales will continue to represent a substantial portion of our revenues and that continued growth and profitability will require further international expansion. International business risks include currency fluctuations, tariffs and other trade barriers, longer customer payment cycles, adverse taxes, restrictions on the repatriation of earnings, compliance with local laws and regulations, political and economic instability, and difficulties in managing and staffing operations. In particular, the recent deterioration of certain economies, such as Brazil, is expected to have a negative impact on the financial results of our business in these regions during 1999. We believe that international risk factors could materially impact our future sales, financial condition and operating results.


Ability to Attract and Retain Qualified People. We believe that our future success significantly depends on our ability to attract and retain highly qualified personnel. We cannot be sure that we will be able to attract and retain key personnel in the future. We believe our inability to do so could negatively impact our business, financial condition and operating results.

Year 2000 Compliance. We are working toward bringing our business, manufacturing and facilities systems into Year 2000 compliance. We also are contacting third parties with whom we have significant relationships to determine our vulnerability to their failure to achieve Year 2000 compliance. Our failure to detect and address our own third-party Year 2000 problems could have a significant negative impact on our business, financial condition and results of operations.

Dependence on Intellectual Property Rights. Others could obtain or use our intellectual property without our permission, develop equivalent or superior technology, or claim that we have infringed on their intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure and non-competition agreements to protect our rights. We are dependent on our intellectual property rights as a whole; however, we do not believe that the loss of exclusivity with respect to any one right would have a significant negative impact on our business, financial condition or operating results.

Impact of Governmental Regulation. We are not directly regulated in the U.S., but most of our customers and the telecommunications industry generally are subject to Federal Communications Commission regulation. We believe that regulatory changes could have a significant negative effect on our business and operating results by restricting our customers' development efforts, making current products obsolete or increasing competition. Internationally, where many of our customers are government owned and operated entities, we also are at risk of changes in economic policy and communications regulation. In addition, our joint ventures in Russia and Mexico require telecommunications licenses, which may limit or otherwise affect the operations of the ventures.

PART II--OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

a)  EXHIBIT INDEX

Exhibit No.       Description
-----------------------------
10.(a)c(iii)      Executive Severance Benefit Plan
                  Agreement with John E. DeSana

27                Financial Data Schedule
                  December 31, 1998



(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date     February 16, 1999           /s/ F. L. English
    ----------------------           -----------------
                                         F. L. English
                                         Chairman, President and Chief
                                         Executive Officer




Date     February 16, 1999           /s/ C. R. Nicholas
    ----------------------           ------------------
                                         C. R. Nicholas
                                         Executive Vice President and Chief
                                         Financial Officer

EXHIBIT INDEX

Exhibit No.       Description
-----------------------------
10.(a)c(iii)      Executive Severance Benefit Plan
                  Agreement with John E. DeSana

27                Financial Data Schedule
                  December 31, 1998