Form 10-Q
period 1999-03-31
ANDREW CORP
filed 1999-05-13
CIK 317093

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark-One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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


         Common Stock, $.01 Par Value-- 82,292,006 shares as of April 30, 1999

                                      INDEX
                               ANDREW CORPORATION

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements (Unaudited)

                    Consolidated balance sheets--March 31, 1999 and September 30, 1998.

                    Consolidated statements of income--Three and six months ended March 31, 1999 and 1998.

                    Consolidated statements of cash flows--Six months ended March 31, 1999 and 1998.

                    Notes to consolidated financial statements--March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.          OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

Item 6.             Exhibits and Reports on Form 8-K.

Exhibit 27          Financial Data Schedule for the period ended March 31, 1999.



SIGNATURES

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                               MARCH 31         September 30
ASSETS                                                           1999              1998
                                                              ----------        ------------
                                                              (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                      $  45,636        $  78,395
Accounts receivable, less allowances
   (Mar. $3,419;  Sep. $3,026)                                   160,144          181,389
Inventories
   Finished products                                              59,964           56,736
   Materials and work in process                                 109,024          111,057
                                                               ---------        ---------
                                                                 168,988          167,793

Miscellaneous current assets                                       9,950            9,229
                                                               ---------        ---------
TOTAL CURRENT ASSETS                                             384,718          436,806
                                                               ---------        ---------

OTHER ASSETS
Cost in excess of net assets of businesses
   acquired, less accumulated amortization
   (Mar. $3,953;  Sep. $10,291)                                   12,550           23,177
Investments in and advances to affiliates                         59,814           59,691
Investments and other assets                                       6,858            9,267

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                                        16,696           15,507
Buildings                                                         82,387           83,789
Equipment                                                        315,690          301,757
Allowances for depreciation                                     (257,785)        (247,091)
                                                               ---------        ---------
                                                                 156,988          153,962
                                                               ---------        ---------
TOTAL ASSETS                                                   $ 620,928        $ 682,903
                                                               =========        =========


The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Continued)


                                                             MARCH 31       September 30
                                                               1999              1998
                                                          --------------    ------------
                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                 $   2,464    $  13,897
Accounts payable                                                 29,928       32,867
Accrued expenses and other liabilities                           17,539       16,856
Compensation and related expenses                                19,458       32,424
Income taxes                                                     11,441       15,835
Restructuring reserve                                            14,740          242
Current portion of long-term debt                                 5,947        4,568
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                       101,517      116,689
                                                              ---------    ---------

DEFERRED LIABILITIES                                             13,261       14,044

LONG-TERM DEBT, LESS CURRENT PORTION                             43,714       38,031

MINORITY INTEREST                                                 4,730        5,361

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
   400,000,000 shares authorized; 102,718,210
     shares issued, including treasury)                           1,027        1,027
Additional paid-in capital                                       55,115       53,309
Accumulated other comprehensive income                          (21,589)      (7,617)
Retained earnings                                               653,435      651,103
Treasury stock, at cost (20,426,204 shares in Mar.;
   18,210,250 shares in Sep.)                                  (230,282)    (189,044)
                                                              ---------    ---------
                                                                457,706      508,778
                                                              ---------    ---------

TOTAL LIABILITIES AND EQUITY                                  $ 620,928    $ 682,903
                                                              =========    =========


The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)




                                          Three Months Ended        Six Months Ended
                                              March 31                 March 31
                                       ------------------------------------------------
                                          1999         1998         1999         1998
                                       ---------    ---------    ---------    ---------
Sales                                  $ 172,006    $ 196,872    $ 390,579    $ 428,008
Cost of Products Sold                    126,840      119,762      265,881      261,301
                                       ---------    ---------    ---------    ---------

Gross Profit                              45,166       77,110      124,698      166,707

Operating Expenses
Research and development                   7,283        6,255       12,914       13,326
Sales and administrative                  32,748       34,828       71,663       73,265
Restructuring expenses                    29,817            0       29,817            0
                                       ---------    ---------    ---------    ---------
Total Operating Expenses                  69,848       41,083      114,394       86,591
                                       ---------    ---------    ---------    ---------

Operating Income                         (24,682)      36,027       10,304       80,116

Other
Interest expense                           1,216        1,547        2,668        3,161
Interest income                           (1,799)      (1,821)      (3,822)      (2,894)
Other (income) expense                     1,626         (284)       2,061          332
                                       ---------    ---------    ---------    ---------
                                           1,043         (558)         907          599
                                       ---------    ---------    ---------    ---------

Pretax Income                            (25,725)      36,585        9,397       79,517

Income Taxes                              (4,876)      12,438        7,065       27,036
                                       ---------    ---------    ---------    ---------

Net Income                             $ (20,849)   $  24,147    $   2,332    $  52,481
                                       ---------    ---------    ---------    ---------


Basic and Diluted Earnings per Share   $    (.25)   $     .27    $     .03    $     .59
                                       ---------    ---------    ---------    ---------

Average Shares Outstanding
  Basic                                   82,610       88,498       83,219       88,831
                                       ---------    ---------    ---------    ---------

  Diluted                                 82,610       88,942       83,339       89,319
                                       ---------    ---------    ---------    ---------



See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                            Six Months Ended
                                                        March 31      March 31
                                                          1999          1998
                                                      --------------------------
Cash Flow from Operations
  Net Income                                           $   2,332    $  52,481

Adjustments to Net Income
  Restructuring costs                                     36,051         (243)
  Depreciation and amortization                           17,942       17,474
  Decrease in accounts receivable                         14,053       19,403
  Increase in inventories                                (11,270)      (8,760)
  Increase in miscellaneous
    current and other assets                                (811)      (1,892)
  Decrease in receivables from affiliates                  2,940            0
  Decrease in accounts payable and other liabilities     (13,545)        (270)
  Other                                                     (488)        (313)
                                                       ---------    ---------
Net Cash From Operations                                  47,204       77,880

Investing Activities
  Capital Expenditures                                   (27,345)     (27,534)
  Acquisition of business, net of cash acquired           (5,545)      (3,000)
  Investments in and advances to affiliates                 (949)       7,999
  Proceeds from sales of property, plant
    and equipment                                            669          296
                                                       ---------    ---------
Net Cash Used In Investing Activities                    (33,170)     (22,239)

Financing Activities
  Proceeds from long-term borrowings                       3,153        6,205
  Payments on short-term borrowings                       (5,320)      (3,836)
  Purchase of treasury stock                             (46,488)     (32,463)
  Stock purchase and option plans                          1,242        1,642
                                                       ---------    ---------
Net Cash Used In Financing Activities                    (47,413)     (28,452)

Effect of  exchange rate changes on cash                     620       (2,480)
                                                       ---------    ---------

Total (Decrease) increase for the period                 (32,759)      24,709

Cash and equivalents at beginning of period               78,395       93,823
                                                       ---------    ---------

Cash and equivalents at end of period                  $  45,636    $ 118,532
                                                       ---------    ---------


See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

NOTE B--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                Three Months Ended    Six Months Ended
                                                     March 31            March 31
                                                -------------------   -----------------
(In thousands, except per share amounts)          1999       1998      1999      1998
                                                ---------  --------   -------  --------
BASIC EARNINGS PER SHARE
Numerator:
     Numerator for net income per share         ($20,849)   $24,147   $ 2,332   $52,481

Denominator:
     Weighted average shares outstanding          82,610     88,498    82,219    88,831
                                                ========    =======   =======   =======

Net income per share - basic                    ($  0.25)   $  0.27   $  0.03   $  0.59
                                                ========    =======   =======   =======

DILUTED EARNINGS PER SHARE
Numerator:
     Numerator for net income per share         ($20,849)   $24,147   $ 2,332   $52,481

Denominator:
     Weighted average shares outstanding          82,610     88,498    82,219    88,831
     Effect of dilutive securities:
          Stock options                              N/A        444       120       488
                                                --------    -------   -------   -------
                                                  82,610     88,942    83,339    89,319
                                                ========    =======   =======   =======

Net income per share - diluted                  ($  0.25)   $  0.27   $  0.03   $  0.59
                                                ========    =======   =======   =======



Options to purchase 2,872,441 shares of common stock, at prices ranging from $16.00 - $38.17 per share, were not included in the computation of diluted earnings per share for the six months ended March 1999, because the option's exercise price was greater than the average market price of the common shares. No options to purchase common shares were used in the computation of diluted earnings per share for the three months ending March 1999, due to the antidutilve effect of these shares. Options to purchase 772,000 shares of common stock at prices ranging from $24.00 - $38.17 per share were not included in the March 1998 diluted earnings per share calculation since the option's exercise price was higher than the average market price of the common shares.


NOTE C--COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the company's net income or stockholders' equity. Statement No. 130 requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement No. 130. Comprehensive income for the six months ended March 31, 1999 and 1998 amounted to ($11,640,000) and $47,166,000 respectively. Comprehensive income for the three months ended March 31, 1999 and 1998 amounted to ($33,008,000) and $23,889,000 respectively


NOTE D--RESTRUCTURING

In March 1999, the company initiated a plan to restructure the manufacturing operations of its towers and wireless accessories businesses, phase out of its AVS small aperture earth station product line and divest itself of its SciComm government electronics business.

The company currently fabricates telecommunication towers at its manufacturing facility in Denton, TX. Due to space requirements at this facility and the existing capacity available at third party steel fabricators, the company plans to outsource tower production by the end of December 1999, while continuing in-house engineering design and marketing of the tower product line.

The company also plans to relocate substantially all manufacturing activities associated with its wireless accessories products from its Addison, IL plant to facilities in Mexico and China, and expects to complete the relocation by December 1999. In addition, the battery product line will be narrowed considerably to focus on new battery chemistries.

The company previously developed and has successfully marketed a first generation line of AVS small aperture earth station products. Competitors have recently introduced new, more cost effective and better performing products, superior to the company's first generation offering. Rather than redesign these products, the company has invested in new technology whose product was successfully demonstrated in December 1998 and which is currently in production and being offered for sale. The restructuring plan includes withdrawal from the marketplace of the first generation product and consequent write-down in related inventory.

The company also plans to divest itself of its SciComm government electronics business. SciComm has provided significant technology currently utilized in several of the company's other businesses. With the recent completion of this technology transfer and the continued consolidation of the defense intelligence industry, it is no longer appropriate for the company to compete in this marketplace. The company expects to complete the divestiture by December 1999.

In connection with the restructuring plans, approximately 600 employees and 280 temporary/contract workers will be terminated. Estimated employee termination costs of $5.2 million have been accrued in March 1999. In addition to termination costs, the restructuring reserve includes a goodwill write-off of $14.1 million, long-term lease commitments of $3.5 million and inventory, equipment and other asset write-downs of $13.9 million. Of the total $36.7 million employee termination and exit costs recognized in the quarter, $6.9 million is classified as Cost of Sales and $29.8 million as Restructuring in the Operating Expense section of the income statement. On an after-tax basis, restructuring charges were $28.1 million, or $0.34 per share.

The company expects that the plan will generate $6.9 million of cash flow, net of income taxes, and that annual pre-tax cost reductions of $21 million will be achieved upon completion of the restructuring actions.

Actual costs charged against the restructuring liability in the second quarter were $22.0 million, including termination costs of $0.4 million paid to 228 terminated employees, a $14.1 million goodwill write-off, and inventory and other asset write-downs of $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the quarter ended March 31, 1999 were $172 million, 13% lower than the same period last fiscal year. The decline in sales was mainly due to lower spending by most U.S. wireless infrastructure customers, industry-wide price pressures and the last quarter of tough comparisons to prior year's Southeast Asia business. Positive offsets to these items include wireless infrastructure growth in Europe and Latin America, and Internet backbone build outs in the U.S. Sales for the six months ended March 31, 1999 were $390.6 million, 9% lower than the same period last fiscal year. In the wireless infrastructure market, softness in the U.S. and Asia was partially offset by continued strength in Europe and Latin America. Sales into the broadcast market increased over last year led by higher shipments in the U.S., while sales of wireless accessories decreased during the period, primarily in Europe.

Excluding the effect of the $6.9 million restructuring charge included in cost of goods sold, gross margin as a percentage of sales was 30.3% in the second quarter compared to 39.2% in the year ago period. For the first six months of fiscal year 1999, gross margin as a percentage of sales was 33.7%, excluding the effect of the restructuring charge, compared to 38.9% for the first six months of fiscal year 1998. The decrease in gross margin rates was driven by competitive market conditions and increased pricing pressure. On average, prices for both the quarter and six months were 4% to 5% lower than comparable periods last fiscal year. Product mix and lower sales volume also contributed to the decrease in gross margin as a percentage of sales.

Excluding the effect of the $29.8 million restructuring charge taken in March, 1999, operating expenses in the second quarter, as a percentage of sales, were 23.3% compared to 20.9% for the same period last fiscal year. For the six months ended March 31, 1999, excluding the $29.8 million restructuring charge, operating expenses as a percentage of sales were 21.7% compared to 20.2% for the same period last fiscal year. Research and development expenses increased 16% in the quarter but remained slightly below year ago levels for the first six months due partially to the sale of the company's fiber optic sensors business in 1998. Sales and administrative expense for the second quarter and first six months of fiscal year 1999 declined $2.1 million and $1.6 million respectively, primarily due to lower payroll and related costs. As a percentage of sales, sales and administrative expenses increased from $17.7% to 19.0% in the second quarter, and from 17.1% to 18.3% for the first six months of the year.

Interest expense for both the quarter and six months ended March 31, 1999 remained relatively unchanged compared to the same period's last fiscal year. Interest income for the second quarter was also comparable to last year at $1.8 million, while on a six month basis interest income increased $.9 million due to interest received on advances to the company's Russian joint ventures. Other expense increased for both the quarter and six months ended March 31, 1999, primarily due to foreign exchange losses from the company's Brazilian operations.

The company's effective tax rate for the three months and six months ended March 31, 1999 was (19%) and 75% respectively, compared to an effective tax rate of 34% for both periods in the prior fiscal year. The increase in the effective rate was entirely attributable to the inclusion of non-deductible goodwill in the restructuring charges recognized during the quarter.

LIQUIDITY

Cash and cash equivalents decreased $32.8 million during the first six months of fiscal year 1999 to $45.6 million at March 31, 1999. Working capital totaled $283.2 million compared to $320.1 million at September 30, 1998. Management believes the current working capital level is adequate to meet the company's normal operating needs. During the first half of fiscal 1999 the company generated $47.2 million in cash from operations, principally from earnings of $2.3 million and non-cash charges of $17.9 million for depreciation and amortization and the $28.1 million after-tax restructuring charge. Accounts receivable declined $14.1 million due to lower sales volumes, while inventories increased both in anticipation of seasonally higher second half sales and due to an increase in safety stock levels as a new management information system was implemented in the U.S. during the second quarter.

Net cash used in investing activities during the first six months of fiscal year 1999 was $33.2 million, including $27.3 million spent on capital additions. The majority of the funds were used for equipment purchases and upgrades, completion of the company's China facility and continued investments in upgrading its business information systems. During the second quarter, the company acquired Passive Power Products, Inc., a Maine-based supplier of RF products to the broadcast markets, and completed the buyout of its joint venture in South Africa by purchasing the remaining 20% stake.

Net cash used in financing activities totaled $47.4 million for the first six months of the fiscal year. The company repurchased 2.7 million shares of stock for $46.5 million. As of March 31, 1999, the company has repurchased 9.7 million shares of the 15.0 million shares authorized for repurchase at a total cost of $193.5 million. In the first quarter of fiscal 1999, the company's Brazilian operation borrowed additional U.S. dollar funds.


YEAR 2000

The "Year 2000 issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. In 1994, the company instituted a program to routinely review its computer hardware and software to increase operational efficiency. As an output from this effort, the company purchased a new business system in 1994 that would not only meet the company's needs but was also Year 2000 compliant. The company completed implementation of the system in all major locations in April 1999. Amounts expended or to be expended on information technology systems exclusively to ensure year 2000 compliance are not expected to be material to the company's consolidated results of operations or financial position.

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

The company is in the process of contacting all third parties with which it has significant relationships, to determine the extent to which the company could be vulnerable to failure by any of them to obtain Year 2000 compliance. Some of the company's major suppliers, customers and financial institutions have confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999, although many have only indicated that they have Year 2000 readiness programs. To date, the company is not aware of any significant third parties with a Year 2000 issue that could materially impact the company's operations, liquidity or capital resources. However, the company has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

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

PART II--OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

(a) Andrew's Annual Meeting of Stockholders was held on February 9, 1999

(b) (b) & (c) Items submitted to a vote

     1. Election of Directors


1. Election of Directors       For               Against         Broker/Non-Votes       Abstentions
---------------------------------------------------------------------------------------------------
John G. Bollinger              68,753,457        0               0                      7,041,452
Jon L. Boyes                   70,150,478        0               0                      5,644,431
Thomas A. Donahoe              71,187,234        0               0                      4,607,675
Kenneth J. Douglas             68,855,756        0               0                      6,939,153
Floyd L. English               68,833,312        0               0                      6,961,597
Jere D. Fluno                  68,816,318        0               0                      6,981,591
Dr. Glen O. Toney              71,153,487        0               0                      4,641,422
Ormand J. Wade                 68,885,576        0               0                      6,909,303


2. The selection of Ernst & Young to serve as independent public auditors for fiscal year 1999. The selection of Ernst & Young as independent auditors was ratified by votes of 75,384,743 for, 211,800 against and 198,166 abstentions.


Item 6.  Exhibits and reports on Form 8-K

(a) EXHIBIT  INDEX

         Exhibit No.          Description
         -----------          -----------

           27                 Financial Data Schedule March 31, 1999



(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date May 11, 1999           /s/ F. L. English
        ---------           -----------------
                                F. L. English
                                Chairman, President and Chief Executive Officer




Date     May 11, 1999      /s/ C. R. Nicholas
    ------------------     ------------------
                               C. R. Nicholas
                               Executive Vice President and Chief Financial
                                 Officer