Form 10-Q
period 1999-06-30
ANDREW CORP
filed 1999-08-16
CIK 317093

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark-One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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


      Common Stock, $.01 Par Value-- 82,048,819 shares as of July 31, 1999

                                      INDEX
                               ANDREW CORPORATION

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated balance sheets--June 30, 1999 and September 30,
               1998.

               Consolidated statements of income--Three and nine months ended June 30, 1999 and 1998.

               Consolidated statements of cash flows--Nine months ended June 30, 1999 and 1998.

               Notes to consolidated financial statements--June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

Exhibit 27     Financial Data Schedule for the period ended June 30, 1999.



SIGNATURES

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                              JUNE 30        September 30
ASSETS                                          1996             1998
                                             ---------       ------------
                                            (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                    $  53,823        $  78,395
Accounts receivable, less allowances
   (June $3,605;  Sep. $3,026)                 166,409          181,389
Inventories
   Finished products                            52,410           56,736
   Materials and work in process               110,791          111,057
                                             ---------        ---------
                                               163,201          167,793

Miscellaneous current assets                    11,221            9,229
                                             ---------        ---------
TOTAL CURRENT ASSETS                           394,654          436,806
                                             ---------        ---------

OTHER ASSETS
Cost in excess of net assets of businesses
   acquired, less accumulated amortization
   (June $4,285;  Sep. $10,291)                 12,218           23,177
Investments in and advances to affiliates       63,011           59,691
Investments and other assets                    10,218            9,267

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements                      16,740           15,507
Buildings                                       83,147           83,789
Equipment                                      321,999          301,757
Allowances for depreciation                   (264,222)        (247,091)
                                             ---------        ---------
                                               157,664          153,962
                                             ---------        ---------
TOTAL ASSETS                                 $ 637,765        $ 682,903
                                             =========        =========

The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Continued)


                                                               JUNE 30    September 30
                                                                1996          1998
                                                              ---------   ------------
                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                                 $   4,114    $  13,897
Accounts payable                                                 33,027       32,867
Accrued expenses and other liabilities                           19,095       16,856
Compensation and related expenses                                17,029       32,424
Income taxes                                                     10,990       15,835
Restructuring reserve                                            13,062          242
Current portion of long-term debt                                 5,940        4,568
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                       103,257      116,689
                                                              ---------    ---------

DEFERRED LIABILITIES                                             13,363       14,044

LONG-TERM DEBT, LESS CURRENT PORTION                             51,101       38,031

MINORITY INTEREST                                                 4,901        5,361

STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
   400,000,000 shares authorized; 102,718,210
   Shares issued, including treasury)                             1,027        1,027
Additional paid-in capital                                       55,349       53,309
Accumulated other comprehensive income                          (25,194)      (7,617)
Retained earnings                                               668,170      651,103
Treasury stock, at cost (20,669,391 shares at 6/30/99;
   18,210,250 shares at 9/30/98)                               (234,209)    (189,044)
                                                              ---------    ---------
                                                                465,143      508,778
                                                              ---------    ---------

TOTAL LIABILITIES AND EQUITY                                  $ 637,765    $ 682,903
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

See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)


                                         Three Months Ended         Nine Months Ended
                                               June 30                   June 30
                                       ------------------------------------------------
                                          1999         1998         1999         1998
                                       ---------    ---------    ---------    ---------
SALES                                  $ 186,079    $ 204,220    $ 576,658    $ 632,228
Cost of Products Sold                    126,948      122,905      392,829      384,206
                                       ---------    ---------    ---------    ---------

GROSS PROFIT                              59,131       81,315      183,829      248,022

OPERATING EXPENSES
Research and development                   7,643        6,502       20,557       19,828
Sales and administrative                  34,203       37,375      105,866      110,640
Restructuring expenses                         0            0       29,817            0
                                       ---------    ---------    ---------    ---------
Total Operating Expenses                  41,846       43,877      156,240      130,468
                                       ---------    ---------    ---------    ---------

OPERATING INCOME                          17,285       37,438       27,589      117,554

OTHER
Interest expense                           1,419        1,707        4,087        4,868
Interest income                           (3,327)      (2,413)      (7,149)      (5,307)
Other (income) expense                      (850)         887        1,211        1,219
                                       ---------    ---------    ---------    ---------
                                          (2,758)         181       (1,851)         780
                                       ---------    ---------    ---------    ---------

PRETAX INCOME                             20,043       37,257       29,440      116,774

Income Taxes                               5,308       12,667       12,373       39,703
                                       ---------    ---------    ---------    ---------

NET INCOME                             $  14,735    $  24,590    $  17,067    $  77,071
                                       ---------    ---------    ---------    ---------


BASIC AND DILUTED EARNINGS PER SHARE   $     .18    $     .28    $     .21    $     .87
                                       ---------    ---------    ---------    ---------

AVERAGE SHARES OUTSTANDING
  Basic                                   82,187       88,227       82,876       88,630
                                       ---------    ---------    ---------    ---------

  Diluted                                 82,294       88,545       82,989       89,061
                                       ---------    ---------    ---------    ---------


See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                       Nine Months Ended
                                                                     June 30      June 30
                                                                       1999         1998
                                                                    ----------------------
CASH FLOW FROM OPERATIONS
  Net Income                                                        $  17,067    $  77,071

ADJUSTMENTS TO NET INCOME
  Restructuring costs                                                  34,486         (243)
  Depreciation and amortization                                        27,820       26,946
  Decrease in accounts receivable                                       6,362       23,664
  (Increase) in inventories                                            (5,286)      (8,408)
  (Increase) in miscellaneous current and other assets                 (7,608)      (3,814)
  Decrease in receivables from affiliates                               3,370          605
  (Decrease) / increase in accounts payable and other liabilities     (11,769)       6,382
  Other                                                                  (305)        (280)
                                                                    ---------    ---------
Net Cash From Operations                                               64,137      121,923

Investing Activities
  Capital Expenditures                                                (38,495)     (40,963)
  Acquisition of business, net of cash acquired                        (5,545)      (3,000)
  Investments in and advances to affiliates                            (3,815)        (752)
  Proceeds from sales of property, plant and equipment                    719          469
                                                                    ---------    ---------
Net Cash Used In Investing Activities                                 (47,136)     (44,246)

Financing Activities
  Proceeds from long-term borrowings                                   10,921        6,112
  Payments on short-term borrowings                                    (3,587)      (2,949)
  Purchase of treasury stock                                          (50,512)     (80,333)
  Stock purchase and option plans                                       1,356        1,754
                                                                    ---------    ---------
Net Cash Used In Financing Activities                                 (41,822)     (75,416)

Effect of  exchange rate changes on cash                                  249       (2,821)
                                                                    ---------    ---------

Total (Decrease) increase for the period                              (24,572)        (560)

Cash and equivalents at beginning of period                            78,395       93,823
                                                                    ---------    ---------

Cash and equivalents at end of period                               $  53,823    $  93,263
                                                                    ---------    ---------

See Notes to Consolidated Financial Statements

                               ANDREW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

NOTE B--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                 Three Months Ended     Nine Months Ended
                                                      June 30                June 30
                                                 ------------------     -----------------
(In thousands, except per share amounts)           1999      1998         1999      1998
                                                 -------   --------     -------   -------
BASIC EARNINGS PER SHARE
Numerator:
     Numerator for net income per share          $14,735   $24,590      $17,067   $77,071

Denominator:
     Weighted average shares outstanding          82,187    88,227       82,876    88,630
                                                 =======   =======      =======   =======

Net income per share - basic                     $  0.18   $  0.28      $  0.21   $  0.87
                                                 =======   =======      =======   =======

DILUTED EARNINGS PER SHARE
Numerator:
     Numerator for net income per share          $14,735   $24,590      $17,067   $77,071

Denominator:
     Weighted average shares outstanding          82,187    88,227       82,876    88,630
     Effect of dilutive securities:
          Stock options                              107       318          113       431
                                                 -------   -------      -------   -------
                                                  82,294    88,545       82,989    89,061
                                                 =======   =======      =======   =======

Net income per share - diluted                   $  0.18   $  0.28      $  0.21   $  0.87
                                                 =======   =======      =======   =======


Options to purchase 3,143,177 shares of common stock, at prices ranging from $15.13 - $38.17 per share, were not included in the computation of diluted earnings per share for the nine months ended June 1999, because the option's exercise price was greater than the average market price of the common shares. Options to purchase 1,519,000 shares of common stock at prices ranging from $21.31 - $38.17 per share were not included in the June 1998 diluted earnings per share calculation since the option's exercise price was higher than the average market price of the common shares.


NOTE C--COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the company's net income or stockholders' equity.

Statement No. 130 requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement No. 130. Comprehensive income for the nine months ended June 30, 1999 and 1998 amounted to ($510,000) and $70,164,000 respectively. Comprehensive income for the three months ended June 30, 1999 and 1998 amounted to $11,130,000 and $22,998,000 respectively


NOTE D--RESTRUCTURING

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

In connection with the restructuring plans, approximately 600 employees and 280 temporary /contract workers will be terminated. Estimated employee termination costs of $5.2 million were accrued in the second quarter of 1999. In addition to termination costs, the restructuring reserve includes a goodwill write-off of $14.1 million, long-term lease commitments of $3.5 million and inventory, equipment and other asset write-downs of $13.9 million. Of the total $36.7 million employee termination and exit costs recognized in the second quarter, $6.9 million is classified as Cost of Sales and $29.8 million as Restructuring in the Operating Expense section of the income statement. On an after-tax basis, restructuring charges were $28.1 million, or $0.34 per share.

The company expects that the plan will generate $6.9 million of cash flow, net of income taxes, and that annual pre-tax cost reductions of $21 million will be achieved upon completion of the restructuring actions.

Actual costs charged against the restructuring liability in the second and third quarter of 1999 were $23.6 million, including termination costs of $1.6 million paid to 287 terminated employees, a $14.1 million goodwill write-off, and inventory and other asset write-downs of $7.9 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the quarter ended June 30, 1999 were $186.1 million, 8.9% lower than the same period last fiscal year. The decline in sales was due mainly to a decrease in wireless infrastructure sales in the U.S., due to a weak U.S. PCS market and overall price pressure. This decline was partially offset by increases in wireless infrastructure sales in Asia and Europe. Common carrier and private microwave sales increased in North America however decreased overall due to fewer large microwave projects in Latin America. Sales of wireless accessories decreased in the quarter due to continued price pressure in the U.S. Total sales for the nine months ended June 30, 1999 were $585.8 million, 8.8% lower than the same period last fiscal year. This decline can be attributed to continued weakness in the North American wireless infrastructure market. However this decline is partially offset by the continued strength in the wireless infrastructure market in Europe. U.S. sales in the Broadcast market increased, while sales of wireless accessories decreased during the period in Europe and the U.S.

Gross margin as a percentage of sales was 31.8% in the third quarter compared to 39.8% in the third quarter of last fiscal year. For the first nine months of fiscal year 1999, gross margin as a percentage of sales was 33.1%, excluding the $6.8 million of the restructuring charges, compared to 39.2% for the first nine months of last fiscal year. The decrease in gross margin rates was driven by competitive market conditions and increased pricing pressure. The company estimates that in the third quarter of 1999 pricing concessions accounted for at least 80.0% of the decline in gross margin, with lower cable volumes being the other major factor. On average, prices for the first nine months of 1999 were approximately 6.0% lower than comparable periods last fiscal year.

Operating expenses in the third quarter, as a percentage of sales, were 22.5% compared to 21.5% for the same period last fiscal year. For the nine months ended June 30, 1999, excluding the $29.8 million restructuring charge, operating expenses as a percentage of sales were 21.9% compared to 20.6% for the same period last fiscal year. Research and development expense has increased 17.5% and 3.7% compared to last fiscal year for the third quarter and nine months respectively. The increase in the third quarter of fiscal year 1999 is due to accelerated efforts to add additional products and move into new markets. Sales and administrative expense for the third quarter and first nine months of fiscal year 1999 declined $3.2 million and $4.7 million respectively, primarily due to lower payroll and related costs. As a percentage of sales, sales and administrative expenses were flat, 18.4% compared to 18.3% in the third quarter and from 18.4% compared to 17.5% for the first nine months of fiscal years 1999 and 1998 respectively.

Interest expense for both the quarter and nine months ended June 30, 1999 remained relatively unchanged compared to the same periods last fiscal year. Interest income increased $.9 million and $1.8 million compared to last fiscal year for the third quarter and nine months respectively. The increase is due mainly to interest received on advances to the company's Russian joint ventures. Other income increased $1.7 million for the third quarter and was flat for the nine months compared to the same periods last fiscal year. This increase can be attributed to the foreign exchange gain in the third quarter of 1999, related to the company's European operations, verses the foreign currency loss that was recognized in the third quarter of 1998.

The company's effective tax rate for the quarter and nine months was 26.5% and 42.0% respectively, compared to an effective tax rate of 34.0% for both periods in the prior fiscal year. The decrease in the effective tax rate in the third quarter was due to a year to date adjustment to reduce the effective tax rate from 34.0% to 32.0% to reflect the larger portion of income being taxed at lower rates outside of the U.S. The increase in the effective tax rate for the first nine months of 1999 is mainly attributed to the inclusion of non-deductible goodwill in the restructuring charges recognized during the second quarter of 1999.

LIQUIDITY

Cash and cash equivalents decreased $24.6 million during the first nine months of fiscal year 1999 to $53.8 million at June 30, 1999. Working capital totaled $291.3 million compared to $320.1 million at September 30, 1998. Management believes the current working capital level is adequate to meet the company's normal operating needs. During the first nine months of fiscal year 1999 the company generated $64.1 million in cash from operations, principally from earnings of $17.1 million and non-cash charges of $27.8 million for depreciation and amortization and the $26.1 million after-tax restructuring charge. Accounts receivable declined $11.8 million due to lower sales volumes.

Net cash used in investing activities during the first nine months of fiscal year 1999 was $47.1 million, including $38.5 million spent on capital additions. The majority of the funds were used for equipment purchases and upgrades, completion of the company's China facility and continued investments in upgrading the company's business information systems. During the second quarter of 1999, the company acquired Passive Power Products, Inc., a Maine-based supplier of RF products to broadcast markets, and completed the buyout of its joint venture in South Africa by purchasing the remaining 20% stake. The company has continued to increase its net investment in its Russian joint telecommunications ventures in the first nine months of 1999.

Net cash used in financing activities totaled $41.8 million for the first nine months of the fiscal year. The company repurchased 3.0 million shares of stock for $50.5 million. As of June 30, 1999, the company has repurchased 10.0 million shares of the 15.0 million shares authorized for repurchase at a total cost of $197.5 million. In the first quarter of fiscal 1999, the company's Brazilian operation borrowed additional U.S. dollar funds. In the third quarter of 1999, the company's China operation borrowed a total of $9.6 million, $1.9 million in short term and $7.7 million due in 2002.


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

Impact of restructuring. We believe that our current restructuring efforts will generate significant cost savings. The estimated future cash flow and costs savings due to restructuring are based on management's best judgement. These estimates are subject to fluctuations in business operating results and changes in economic conditions.




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

PART II--OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

a)  EXHIBIT  INDEX

         Exhibit No.         Description
         -----------         ------------

              27             Financial Data Schedule June 30, 1999



(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date   August 12,   1999                /s/ F. L. English
     ---------------------              -----------------
                                            F. L. English
                                            Chairman, President and
                                            Chief Executive Officer




Date   August 12, 1999                  /s/ C. R. Nicholas
     ---------------------              ------------------
                                            C. R. Nicholas
                                            Executive Vice President and
                                            Chief Financial Officer