Form 10-K405
period 1999-09-30
ANDREW CORP
filed 1999-12-21
CIK 317093

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1999.
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14617

ANDREW CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-2092797
(State of Incorporation)	(I.R.S. Employer Identification No.)
10500 W. 153rd Street, Orland Park, Illinois	60462
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (708) 349-3300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.01 par value
Common Stock Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K.  X

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 10, 1999 was $1,076,827,282. The number of outstanding shares of the Registrant's common stock as of that date was 80,510,451.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 1999 are incorporated by reference into Parts I and II.

    Portions of the Proxy Statement for the annual stockholders' meeting to be held, February 8, 2000 are incorporated by reference into Part III.

PART I

Item 1—Business

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

    Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, and governmental customers. Its principal products include coaxial cables, microwave antennas for point-to-point communication systems, special purpose antennas for commercial and government end use, antennas and complete earth stations for satellite communication systems, cellular antenna products, cellular telephone accessories, electronic radar systems, communication reconnaissance systems, and related ancillary items and services. These products are frequently sold as integrated systems rather than as separate components. Andrew conducts manufacturing operations, primarily from nine locations in the United States and from six locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 52% of Andrew's net sales in 1999, 49% in 1998 and 48% in 1997.

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

    During June 1997, the Company discontinued the network products business, significantly restructured its European wireless products business and phased out of the fiber optic sensors and global messaging development activities. These actions resulted in total after-tax charges to net income of $22.8 million or $.25 per share.

    In October 1997, the Company purchased an additional 19% ownership interest in Mapra Industria e Comercio Ltda. and Gerbo Telecommunicacoes e Servicos Ltda for $3.0 million. This purchase increased the Company's ownership percentage in Mapra and Gerbo to 70%.

    In March 1999, the Company initiated a plan to restructure the manufacturing operations of its towers and wireless accessories businesses, phase out of its AVS small aperture earth station product line and divest itself of its SciComm government electronics business. In connection with the restructuring plans, approximately 600 employees and 280 temporary/contract workers will be terminated. Estimated employee termination costs of $5.2 million were accrued in the second quarter of 1999. In addition to termination costs, the restructuring reserve includes a goodwill write-off of $14.1 million, long-term lease commitments of $3.5 million and inventory, equipment and other asset write-downs of $13.9 million. Of the total $36.7 million employee termination and exit costs recognized in the second quarter, $6.9 million is classified as Cost of Products Sold and $29.8 million as Restructuring in the Operating Expense section of the income statement. On an after-tax basis, restructuring charges were $28.1 million, or $0.34 per share.

    Actual costs charged against the restructuring reserve in 1999 were $24.6 million, including termination costs of $2.8 million paid to 424 terminated employees, a $14.1 million goodwill write-off and inventory and other asset write-downs of $7.4 million. The company expects to complete the restructuring prior to September 30, 2000.

    During fiscal year 1999 the Company completed three acquisitions. In February 1999, the Company purchased the remaining 20% interest in Satcom Systems, Pty. Ltd., a distributor of commercial products, in South Africa. In March 1999 the Company acquired Passive Power Products, Inc., a Maine based supplier of RF products to the broadcast market. In September of 1999 Andrew acquired Chesapeake Microwave Technologies Inc., a company that designs and develops RF and microwave amplifiers and assemblies.

    During fiscal year 1999 the Company operated in a dominant industry segment. Andrew supplies coaxial cable and antenna system equipment to telecommunications companies and agencies as well as cellular antenna products and cellular phone accessories through retail distribution channels of cellular service providers. The Company also supplies specialized antenna systems, electronic radar systems, communication reconnaissance systems, standard antennas and fully integrated systems to various United States government agencies and friendly foreign governments.

Products and Services

    The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three years:

	Dollars in thousands Year Ended September 30
	1999		1998		1997
Coaxial Cable	$418,496	53%	$486,788	57%	$467,774	54%
Other Products and Services	169,804	21	157,912	19	183,557	21
Terrestrial Microwave Systems	150,795	19	148,614	17	153,905	18
Wireless Accessories	52,665	7	59,601	7	64,239	7

	$791,760	100%	$852,915	100%	$869,475	100%

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

    Andrew sells its semi-flexible cables and waveguides under the trademark HELIAX®.

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

    Earth station antenna systems manufactured by Andrew are used at earth terminals to receive signals from, and transmit signals to, communication satellites in equatorial orbit. System elements include an antenna, from 6 to 40 feet in diameter, and may also include electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. Andrew earth station antenna systems in all sizes are used in various countries to broadcast and transmit programs, both to cable TV operators and to VHF or UHF broadcast stations, as well as for the long distance transmission of conventional telecommunications traffic.

    The Company also designs and installs its proprietary distributed communication systems. These systems permit in-building and enclosed area access for all types of wireless communications.

    Andrew manufactures electronic scanning and communication receiver systems, which are designed to search and monitor the electromagnetic spectrum from 20 MHz to 40 GHz. These systems are purchased primarily for intelligence gathering in strategic surveillance operations that emphasize highly sensitive reception of weak signals as well as accuracy of signal analysis data. The Company is also engaged in the supply of fully integrated electronic surveillance systems, both for military radar reconnaissance and for non-military communications monitoring. The electronic scanning, communication receiver and electronic surveillance systems described above are manufactured and distributed by the Company's government electronics division. As part of the restructuring efforts initiated in March of 1999, the Company has decided to divest itself of the government electronic business and plans to complete this divestiture by September 30, 2000.

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

    Land-based microwave radio networks are commonly used by telecommunications companies for intercity telephone, internet, video and data transmission. They are also used for more specialized purposes by cellular operators to link cellsites with switching centers, pipeline companies, electric utilities and railroads.

Wireless Accessories:

    Andrew manufactures and distributes accessories for personal communication systems, cellular handsets and paging devices. Portable antennas, batteries, battery chargers, paging accessories, hands free kits, GPS automotive equipment and various other wireless accessories are included in this group. The acquisition of The Antenna Company increased Andrew's product offering and opened domestic distribution channels.

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

    During fiscal 1999, sales of products exported from the United States or manufactured abroad were $409,203,000 or 52% of total sales compared with $420,376,000 or 49% of total sales in fiscal 1998 and $414,749,000 or 48% of total sales in fiscal 1997. Exports from the United States amounted to $61,843,000 in fiscal 1999, $97,738,000 in fiscal 1998 and $105,147,000 in fiscal 1997.

    Sales and net income from continuing operations on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Geographic Area Information" to Consolidated Financial Statements included on page 32 of the 1999 Annual Report to Stockholders, incorporated herein by reference.

    Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets tends to mitigate these risks.

MARKETING AND DISTRIBUTION

    Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Atlanta, Dallas, Los Angeles, Miami, New York, San Francisco, Washington, D.C., Kansas City, Seattle, Pittsburgh, Columbus, Essen and Munich (Germany), Hong Kong, Johannesburg (South Africa), London (England), Madrid (Spain), Mexico City (Mexico), Milan (Italy), Moscow (Russia), Paris (France), Sorocaba (Brazil), Suzhou (China), Tokyo (Japan), Zurich (Switzerland), Singapore, Melbourne (Australia), Riyadh (Saudi Arabia), Bangkok, and New Delhi (India). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with emerging sales markets.

    Approximately one-half of Andrew's products are sold directly to end-users. Most of the remainder is sold to radio equipment companies, which install Andrew's products as part of a total system, with the balance being sold through dealers and jobbers. Small or medium-size orders are normally shipped from inventory. Delivery schedules on larger orders are negotiated, but seldom exceed five months. Andrew's sales are principally standard, proprietary items although unique specifications or features are incorporated for special order situations.

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

    The Company also sells mobile cellular products such as antennas and cellular telephone accessories. These products are sold primarily through the retail distribution channels of cellular service providers or carriers. Mobile cellular products are also sold to distributors who then resell these products to dealers and cellular carriers.

MAJOR CUSTOMERS

    Andrew serves more than 6,000 customers in more than 170 countries. In fiscal 1999, aggregate sales to the ten largest customers accounted for 31% of total consolidated sales compared to 31% in 1998 and 31% in 1997. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

MANUFACTURING AND RAW MATERIALS

    Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. Cable and waveguide products are produced at plants in Illinois, Brazil, Scotland, China and India. Microwave and earth station antennas are manufactured in Texas, Scotland and Australia. Equipment shelters are manufactured in Georgia, California and Kansas. Wireless antennas and accessories for mobile applications are manufactured in Illinois. The Company's products are manufactured from both standard components and parts that are built to the Company's specifications by other manufacturers. Certain of the Company's products contain multiple microprocessors for which proprietary machine-readable software is designed by the Company's engineers and technicians.

    Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

RESEARCH AND DEVELOPMENT

    Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 1999, 1998 and 1997, Andrew spent $29,622,000, $25,810,000, and $41,076,000, respectively, on research and development activities.

    Andrew holds approximately 272 active patents, relating to its products, expiring at various times between 1999 and 2018, relating to its products. Andrew attempts to obtain patent protection for significant developments whenever possible. The Company believes that, while patents in the aggregate are important to its business, the loss of any individual patent would not have a material adverse effect on its operations.

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

BACKLOG AND SEASONALITY

    The following table sets forth the Company's backlog of orders believed to be firm and due to ship both within the next year and beyond: (government orders included herein are funded orders):

	Orders to be shipped as of September 30
	1999	1998
	Dollars in thousands
Within 12 months	$170,706	$141,847
After 12 months	3,276	12,317

	$173,982	$154,164

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

EMPLOYEES

    At September 30, 1999, Andrew had 4,572 employees, 3,311 of whom were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations and believes that such relations are good.

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

GOVERNMENT CONTRACTS

    Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $9,676,000 in 1999, $9,520,000 in 1998 and $17,254,000 in 1997. These contracts are typically less than 12 months in duration.

    Andrew, like other companies that derive a portion of their revenues from the United States Government, is subject to certain basic risks, including changes in levels of defense spending and possible cost overruns. Recognition of profits is based upon estimates of final performance that may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations. Costs may be questioned by the Government and are subject to disallowance.

    All United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination.

Item 2—Properties

    Andrew has eighteen manufacturing facilities, thirty-seven engineering and sales administration locations and twelve distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

Location	Approximate floor area in square feet	Owned/Leased
Orland Park, Illinois	613,000	Owned
Addison, Illinois	201,000	Leased
Denton, Texas	222,000	Owned
Newnan, Georgia	185,000	Owned
Garland, Texas	64,000	Owned
Richardson, Texas	100,000	Owned
Tinley Park, Illinois	55,000	Leased
Sacramento, California	83,000	Leased
Burlington, Kansas	150,000	Leased

U.S. sub-total	1,673,000
Sorocaba, Sao Paulo, Brazil	229,000	Owned
Lochgelly, Fife, United Kingdom	167,000	Owned/Leased
Campbellfield, Victoria, Australia	110,000	Owned
Suzhou, China	85,000	Owned/Leased
Whitby, Ontario, Canada	92,000	Owned

Non-U.S. sub-total	683,000
TOTAL	2,356,000

The Company's properties are in good condition and are suitable for the purposes for which they are used.

    Andrew owns a total of 701 acres of land. Of this total, 565 acres are unimproved, including 181 acres in Orland Park, Illinois, 137 acres in Floyd, Texas, 143 acres in Denton, Texas, and 98 acres in Ashburn, Ontario, Canada. Andrew also leases sales offices and facilities in the United States and in thirteen countries outside the United States.

Item 3—Legal Proceedings

    Andrew is not involved in any pending legal proceedings that are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

Item 4—Submission of Matters to a Vote of Security Holders

    There were no matters that required a vote of security holders during the three months ended September 30, 1999.

PART II

Item 5—Market for the Registrant's Common Stock and Related Stockholder Matters

    The Company's common stock is traded on the National Nasdaq Market and the Chicago Stock Exchange.

    The Company had 4,455 holders of common stock of record at December 10, 1999.

    Information concerning the Company's stock price during the years ended September 30, 1999 and 1998 is incorporated herein by reference from Andrew's 1999 Annual Report to Stockholders, page 33. All prices represent high and low daily closing prices as reported by Nasdaq.

    It is the present practice of Andrew's Board of Directors to retain earnings in the business to finance the Company's operations and investments and the Company does not anticipate payment of cash dividends in the foreseeable future.

    Long-term debt agreements include restrictive covenants that, among other things, restrict dividend payments. At September 30, 1999, $314,625,000 was not restricted for purposes of such payments.

Item 6—Selected Financial Data

    Selected financial data for the last eleven fiscal years is incorporated herein by reference to the 1999 Annual Report to Stockholders, pages 36 and 37.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Information concerning this item is incorporated herein by reference from the 1999 Annual Report to Stockholders, pages 14 through 18.

Item 7a.—Quantitative and Qualitative Disclosures about Market Risks

    The Company is exposed to market risk from changes in interest rates and foreign exchange rates, and commodities:

    Interest Rate Risk—the Company had $60.0 million in debt outstanding at September 30, 1999 in the form of lines of credit and debt agreements at both fixed and variable rates. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $21.2 million or 35.3% of total debt. To assess its exposure to interest rates, the Company performed a sensitivity analysis on its variable rate debt. As a result, the Company determined that a 100 basis point increase in interest rates would not have a material effect on the Company's financial position, results of operations or cash flows. The Company currently does not use derivative instruments to manage its interest rate risk.

    Foreign Currency Risk—Andrew's international operations represent a substantial portion of its overall operating results and asset base. In most cases, the Company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in foreign countries for sale into those markets. During fiscal year 1999, sales of products exported from the United States or manufactured abroad were 52% of total sales.

    The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company has $64.0 million of investments in and advances to its ventures located in Russia, Ukraine and Mexico. The ultimate collectability of these advances and the Company's ability to recoup its investments in these ventures is tied in part to the economic stability of these countries, particularly Russia and the stability of the Russian Ruble. The Company manages its foreign currency risk by making use of naturally offsetting positions, such as borrowing in functional currencies, and structuring intercompany transactions to reduce known material exposures, where possible. The Company currently does not use derivative financial instruments to manage its foreign currency risk.

    Commodity Risk—the Company uses various metals in the production of its products, principally copper. As a result, the Company is exposed to fluctuations in the price of copper. In order to reduce its exposure, the Company has negotiated copper purchasing contracts with various suppliers into fiscal year 2000. In general, the Company has contracts that lock copper pricing through March of 2000.

Item 8—Financial Statements and Supplementary Data

    The Consolidated Financial Statements of the Company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors are incorporated herein by reference to the 1999 Annual Report to Stockholders, pages 19 through 34.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None

PART III

Item 10—Directors and Executive Officers of the Registrant

    Information concerning directors and executive officers of the Registrant is incorporated herein by reference from the Company's 1999 Proxy Statement under the captions "Election of Directors" and "Executive Officers."

Item 11—Executive Compensation

    Information concerning management compensation is incorporated herein by reference from the Company's 1999 Proxy Statement under the caption "Director Compensation" and "Executive Compensation."

Item 12—Security Ownership of Certain Beneficial Owners and Management

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 1999 Proxy Statement under the caption "Ownership of Andrew Common Stock."

Item 13—Certain Relationships and Related Transactions

    Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's 1999 Proxy Statement under the caption "Ownership of Andrew Common Stock."

PART IV

Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1) The following consolidated financial statements of Andrew Corporation and subsidiaries included in the 1999 Annual Report to Stockholders are incorporated by reference in Item 8 above:

Consolidated Statements of Income years ended September 30, 1999, 1998 and 1997	page 19
Consolidated Balance Sheets September 30, 1999 and 1998	page 20
Consolidated Statements of Cash Flows years ended September 30, 1999, 1998 and 1997.	page 21
Consolidated Statements of Stockholders' Equity years ended September 30, 1999, 1998 and 1997.	page 22
Notes to Consolidated Financial Statements	pages 23 through 32
Selected Quarterly Financial Information.	page 33
Report of Independent Auditors	page 34

(a)(2) Financial Statement Schedules

    None

(a)(3) Exhibit Index:

Exhibit No.		Description	Reference

3.1(i	)	Certificate of Incorporation	Filed as Exhibit 3.1(i) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
3.1(ii	)	By-Laws of Registrant	Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
4.(a	)	Note Agreement dated September 1, 1990	Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.(a	)a	First Amendment to Note Agreement dated September 1, 1990	Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.(b	)	Stockholder Rights Agreement Dated November 14, 1996	Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference.
10.(a (i (ii	)* ) )	Executive Severance Benefit Plan Agreement with Floyd L. English Agreement with Charles R. Nicholas	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference.
10.(a (i (ii	)a* ) )	Executive Severance Benefit Plan Agreement with Thomas E. Charlton Agreement with John B. Scott	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.(a (i	)b* )	Executive Severance Benefit Plan Agreement with William B. Currer	Filed as Exhibit 10(a)b to Form 10-Q for fiscal quarter ended June 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.(a (i (ii	)c* ) )	Executive Severance Benefit Plan Agreement with Robert J. Hudzik Agreement with Debra B. Huttenburg	Filed as Exhibit 10(a)c to Form 10-Q for fiscal quarter ended December 31, 1997 and incorporated herein by reference.
10.(a (i	)d* )	Executive Severance Benefit Plan Agreement with John E. DeSana	Filed as Exhibit 10(a)c(iii) to Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference.
10.(a (i	)e* )	Executive Severance Benefit Plan Agreement with Guy M. Campbell
10.(b	)*	Management Incentive Plan Dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.(c	)*	Non-employee Directors' Stock Option Plan dated February 10, 1998, as amended November 18, 1999
10.(d	)	Credit Agreement dated as of June 16, 1993	Filed as Exhibit 10(e) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.(d	)a	First Amendment to Credit Agreement dated June 16, 1993	Filed as Exhibit 10(d)a to Form 10-K for fiscal year ended September 30, 1995 and Incorporated herein by reference.
10.(d	)b	Second Amendment to Credit Agreement dated June 16, 1993	Filed as Exhibit 10(d)b to Form 10-K for fiscal year ended September 30, 1995 and incorporated herein by reference.
10.(d	)c	Third Amendment to Credit Agreement dated June 16, 1993	Filed as Exhibit 10(d)c to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference.
10.(d	)d	Guaranty dated as of April 11, 1996.	Filed as Exhibit 10(d)d to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference.
10.(d	)e	Replacement Note dated as of April 8, 1996.	Filed as Exhibit 10(d)e to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference.
10.(e	)	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.
10.(f	)	Credit Agreement dated as of November 1, 1997	Filed as Exhibit10(f) to Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
10.(g	)	Amended and Restated Employee Retirement Benefit Restoration Plan dated October 1, 1998.	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999(filed on December 22, 1998) and incorporated herein by reference.
10(h	)	May 4, 1998 Assignment Agreement between ABN-Amro Bank N.V. and Bank Austria Aktiengesellschaft	Filed as Exhibit 10 to Form 10-Q for fiscal quarter ended June 30,1998 and incorporated herein by reference.
13		1999 Annual Report to Stockholders	Pages 14 through 34 and 36-37 of the 1999 Annual Report to Shareholders, which are expressly incorporated herein by reference.
21		List of Significant Subsidiaries
23		Consent of Independent Auditors
27		Financial Data Schedules
99.(a	)	Description of Common stock	Filed as Exhibit 99(a) to Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
(b	)	Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended September 30, 1999

*
Indicates compensatory plan

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Andrew Corporation

We have audited the consolidated financial statements of Andrew Corporation and subsidiaries listed in Item 14 (a) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
October 22, 1999

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 1999.

Andrew Corporation
By /s/ Floyd L. English Floyd L. English Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

/s/	Floyd L. English Floyd L. English Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	/s/	Charles R. Nicholas Charles R. Nicholas Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/	Gregory F. Maruszak Gregory F. Maruszak Vice President Finance (Principal Accounting Officer)	/s/	Jere D. Fluno Jere D. Fluno Director
/s/	Jon L. Boyes Jon L. Boyes Director	/s/	Ormand J. Wade Ormand J. Wade Director
/s/	Kenneth J. Douglas Kenneth J. Douglas Director	/s/	Glen O. Toney Glen O. Toney Director
/s/	Thomas A. Donahoe Thomas A. Donahoe Director	/s/	Elizabeth A. Fetter Elizabeth A. Fetter Director
/s/	William O. Hunt William O. Hunt Director	/s/	John G. Bollinger John G. Bollinger Director

EXHIBIT INDEX

Item Number	Description
10(a)e	Executive Severance Benefit Plan Agreement with Guy M. Campbell
10(c)	Non-employee directors' Stock Option Plan dated February 10, 1998, as amended November 18, 1999
13	1999 Annual Report to Stock Holders, pages 14 through 34 and pages 36 through 37
21	List of Significant Subsidiaries
23	Consent of Independent Auditors
27	Financial Data Schedule

QuickLinks

PART I
Item 1—Business

Item 2—Properties
Item 3—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
PART II
Item 5—Market for the Registrant's Common Stock and Related Stockholder Matters
Item 6—Selected Financial Data
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.—Quantitative and Qualitative Disclosures about Market Risks
Item 8—Financial Statements and Supplementary Data
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10—Directors and Executive Officers of the Registrant
Item 11—Executive Compensation
Item 12—Security Ownership of Certain Beneficial Owners and Management
Item 13—Certain Relationships and Related Transactions
PART IV
Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES
EXHIBIT INDEX