Form 10-Q
period 1999-12-31
ANDREW CORP
filed 2000-02-11
CIK 317093

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark-One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-14617

ANDREW CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-2092797 (IRS Employer identification No.)

10500 W. 153rd Street, Orland Park, Illinois 60462
(Address of principal executive offices and zip code)

(708) 349-3300
(Registrant's telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—80,545,972 shares as of January 31, 2000

INDEX
ANDREW CORPORATION

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets—December 31, 1999 and September 30, 1999.
Consolidated statements of income—Three months ended December 31, 1999 and 1998.
Consolidated statements of cash flows—Three months ended December 31, 1999 and 1998.
Notes to consolidated financial statements—December 31, 1999.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.
Exhibit 27	Financial Data Schedule for the period ended December 31, 1999.

SIGNATURES

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET
(In Thousands)

	December 31, 1999	September 30, 1999
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$13,795	$38,287
Accounts Receivable, less allowances (Dec. $2,928; Sept. $3,403)	214,462	200,068
Inventories
Finished Products	59,110	58,225
Materials and Work in Process	132,131	106,261

	191,241	164,486
Miscellaneous Current Assets	8,552	10,662

Total Current Assets	428,050	413,503
Other Assets
Cost in excess of net assets of businesses acquired, less accumulated amortization (Dec. $5,437; Sept. $4,654)	35,889	21,498
Investments in and Advances to Affiliates	53,911	63,992
Other assets	10,950	6,297
Property, Plant, and Equipment
Land and land improvements	18,016	17,016
Buildings	91,359	83,850
Equipment	347,743	335,125
Allowances for Depreciation	283,500	275,191

	173,618	160,800

TOTAL ASSETS	$702,418	$666,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable	$36,927	$3,053
Accounts Payable	51,827	43,105
Restructuring Reserve	11,291	12,128
Accrued expenses and other liabilities	23,091	21,212
Compensation and related expenses	15,456	21,947
Income taxes	3,290	0
Current portion of long-term debt	8,337	8,205

Total Current Liabilities	150,219	109,650
Deferred Liabilities	19,683	18,602
Long-term debt, less current portion	48,300	48,760
Minority Interest	7,878	5,068
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
400,000,000 shares authorized;
102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	56,253	55,802
Accumulated other comprehensive income	(23,330)	(21,755)
Retained earnings	698,296	681,530
Treasury stock, at cost (22,208,759 shares in Dec.; 20,527,072 shares in Sept.)	(255,908)	(232,594)

	476,338	484,010

TOTAL LIABILITIES AND EQUITY	$702,418	$666,090

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended December 31
	1999	1998
Sales	$233,568	$218,573
Cost of products sold	157,524	139,041

Gross Profit	76,044	79,532
Operating Expenses
Research and development	9,646	5,631
Sales and administrative	41,489	38,915

	51,135	44,546
Operating Income	24,909	34,986
Other
Interest expense	1,378	1,452
Interest income	(385)	(2,023)
Other (income) expense	(738)	435

	255	(136)
Income Before Taxes	24,654	35,122
Income Taxes	7,888	11,941

Net Income	$16,766	$23,181

Basic and Diluted Net Income per Average Share of Common Stock Outstanding	$0.21	$0.28

Average Basic Shares Outstanding	81,161	83,814

Average Diluted Shares Outstanding	81,276	83,938

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended December 31
	1999	1998
Cash Flows from Operations Net Income	$16,766	$23,181
Adjustments to Net Income Restructuring Costs	(432)	0
Depreciation and amortization	10,173	8,777
(Increase) in accounts receivable	(14,894)	(5,615)
(Increase) in inventories	(24,639)	(2,896)
Decrease (increase) in miscellaneous current and other assets	1,836	(1,741)
Decrease (increase) in receivables from affiliates	18	0
Increase (decrease) in accounts payable and other liabilities	7,931	(5,320)
Other	459	172

Net Cash (Used in) From Operations	(2,782)	16,558
Investing Activities Capital Expenditures	(18,745)	(13,869)
Acquisition of businesses, net of cash received	(14,929)	0
Investments in and advances to affiliates	2,646	(1,835)
Proceeds from sale of property, plant and equipment	69	578

Net Cash Used in Investing Activities	(30,959)	(15,126)
Financing Activities Long-term (payments) borrowings—net	(972)	3,153
Short-term borrowings (payments)—net	33,065	(3,622)
Purchase of treasury stock	(24,630)	(36,249)
Stock purchase and option plans	1,784	883

Net Cash From (Used in) Financing Activities	9,247	(35,835)
Effect of exchange rate changes on cash	2	(646)

Decrease for the Period	(24,492)	(35,049)
Cash and equivalents at beginning of period	38,287	78,395

Cash and equivalents at end of period	$13,795	$43,346

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

NOTE B—EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31
	1999	1998
	(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$16,766	$23,181
Denominator:
Weighted average shares outstanding	81,161	83,814

Net income per share—basic	$0.21	$0.28

DILUTED EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$16,766	$23,181
Denominator:
Weighted average shares outstanding	81,161	83,814
Effect of dilutive securities:
Stock options	115	124

	81,276	83,938

Net income per share—diluted	$0.21	$0.28

    Options to purchase 3,056,570 shares of common stock, at prices ranging from $15.13 - $38.17 per share, were not included in the computation of diluted earnings per share for the three months ended December 1999 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 2,899,000 shares of common stock, at prices ranging from $17.11 - $38.17 per share, were not included in the December 1998 diluted earnings per share calculation because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the company's net income or stockholders' equity. Statement No. 130 requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement No. 130. Comprehensive income for the three months ended December 31, 1999 and 1998 amounted to $15,191,000 and $21,368,000 respectively.

NOTE D—RESTRUCTURING

    In March 1999, the company initiated a plan to restructure the manufacturing operations of its towers and wireless accessories businesses, phase out of its AVS small aperture earth station product line and divest itself of its SciComm government electronics business.

    In connection with restructuring plans, approximately 600 employees and 280 temporary/contract workers will be terminated. Estimated employee termination costs of $5.2 million were accrued in the second quarter of 1999. In addition to termination costs, the total restructuring reserve of $36.7 included a goodwill write-off of $14.1 million, long-term lease commitments of $3.5 million and inventory, equipment and other asset write-downs of $13.9 million.

    Actual costs charged against the restructuring liability in the first quarter of 2000 were $0.8 million, including termination costs of $0.4 million paid to 63 terminated employees and inventory write-downs of $0.4 million. Cumulative costs that have been charged against the $36.7 million restructuring liability since March of 1999 are $25.4 million. This $25.4 million includes termination cost of $3.2 million paid to 487 terminated employees, a $14.1 million goodwill write-off and inventory and other asset write-downs of $7.8 million. The company expects to complete the restructuring prior to September 30, 2000.

NOTE E—SEGMENT

    The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended December 31, 1999 were $233.6 million, 6.9% higher than the same period last fiscal year. The increase was due to growth in sales to the wireless infrastructure market, which increased significantly over the first quarter of last fiscal year. The wireless infrastructure market showed substantial increases in the U.S. and Asia. Sales to the fixed telecommunications network market decreased sharply due to a decrease in large terrestrial microwave antenna projects. Sales to the Broadcast and Government market were relatively flat. Wireless Accessory sales increased modestly.

    From a product standpoint coaxial cable sales increased significantly, driven by large increases in Asia, primarily China. Terrestrial microwave sales decreased. Special antennas and other products increased due mainly to equipment shelter and base station antenna sales to the wireless infrastructure market.

    Gross margin as a percentage of sales was 32.6% in the first quarter compared to 36.4% in the first quarter of last fiscal year. The decrease in gross margin is mainly driven by competitive market conditions and increased pricing pressure in the cable market. On a sequential basis, gross margin improved 1.1% from a gross margin percentage of 31.5% for the quarter ending September 30, 1999. This improvement was due to increased volume and better product mix.

    Operating expenses as a percentage of sales were 21.9% in the first quarter of 2000, compared to 20.4% for the same period last fiscal year. This increase was due to additional research and development expense, which increased 71.3% from $5.6 million to $9.6 million as a result of accelerated efforts to develop new products and move into new markets. Sales and administrative expense remained flat at 17.8% of revenue for both the first quarter of fiscal years 2000 and 1999.

    Interest expense remained relatively unchanged compared to the same period last fiscal year. Interest income decreased $1.6 million compared to last fiscal year. The decrease was due to a decline in short term investments and in interest earned on advances to the company's Russian joint ventures. Other income increased $1.1 million from an expense of $0.4 million in the first quarter of 1999 to income of $0.7 million in the first quarter of 2000. Other income is made up primarily of foreign exchange gains and losses. The increase in other income was driven by foreign exchange gains that were recognized by the company's European and Brazilian operations.

LIQUIDITY

    Cash and cash equivalents decreased $24.5 million during the first quarter of 2000 to $13.8 million. Working capital totaled $277.8 million compared to $303.9 million at September 30, 1999. The decrease in working capital in the quarter was primarily driven by the repurchase of 1.8 million shares of stock for $24.6 million. Management believes the current working capital level is adequate to meet the company's normal operating needs.

    The company used $2.8 million dollars to fund operations in the first quarter of 2000. The cash was used to increase inventories by $14.9 million and accounts receivable by $24.6 million. This was partially offset by an increase in accounts payable and other liabilities, which increased $7.9 million. These increases were due to the growth in sales volumes that the company experienced in the quarter. Days sales in billed receivables increased from 73 days at December 31, 1998 to 79 days at December 31,1999. On a sequential basis, days sales in receivables decreased 2 days from 81 days at September 30, 1999.

    Net cash used in investing activities during the first quarter of fiscal year 2000 was $31.0 million, including $18.7 million spent on capital additions. Capital expenditures increased $4.9 million from the first quarter of fiscal year 1999. The majority of this growth was due to increased expenditures for the company's management information systems. During the first quarter of 2000, the company acquired the capital stock of Conifer Corporation for $13.0 million, net of cash acquired. Conifer Corporation designs and manufactures Multichannel Multipoint Distribution Service (MMDS) subscriber products, Wireless LAN equipment, and Direct Broadcast Satellite (DBS) accessories. The company also acquired a controlling interest in Comtier Corporation. The company had previously accounted for its minority investment in Comtier Corporation under the equity accounting method. Comtier Corporation manufactures and designs high-speed broad band modems that use satellite technology. The company decreased its investment in its Russian joint telecommunications ventures by $2.6 million primarily due to a dividend received in the first quarter of 2000.

    Net cash generated from financing activities totaled $9.2 million for the first quarter of the fiscal year 2000. The company repurchased 1.8 million shares of stock for $24.6 million. The company has purchased 11.8 million of the 15.0 million shares that the company's Board of Directors has authorized to be repurchased. The company increased its net short-term borrowings by $33.1 million. This was driven by a $34.5 million dollar increase in the company's revolving line of credit with Bank of America. The company decreased its net long term borrowing by $1.0 million. This was due to the company paying off higher interest rate debt that had been acquired as part of the Chesapeake Microwave Technologies Inc. acquisition and the Conifer Corporation acquisition.

YEAR 2000

    The company has not experienced any problems with its management information systems or with third parties related to Year 2000 issues. It is possible that Year 2000 compliance problems exist that have not been identified yet. The company has devoted the resources necessary to ensure that all Year 2000 issues have been properly addressed. However, there can be no assurance that all Year 2000 problems have been detected. Further, there can be no assurance that all Year 2000 problems that may occur with third party vendors and suppliers have been detected. Amounts expended on information technology systems exclusively to ensure year 2000 compliance were not material to the company's consolidated results of operations or financial position.

RISK FACTORS

    Safe Harbor for Forward-Looking Statements.  We have made forward-looking statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the company. Although we have based these statements on the beliefs and assumptions of our management and on information currently available to them, they are subject to risks and uncertainties. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified by reference to the discussion below of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

    We caution the reader that the list of factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. While Andrew Corporation's management is optimistic about the company's long-term prospects, the following risks and uncertainties, among others, should be considered in evaluating its growth outlook.

    Share Price Volatility.  The market price of our common stock is very volatile. We believe the price fluctuates in response to changes in the company's sales, net income and cash flow; volatility in the U.S. stock market in general and in wireless equipment stocks in particular; changes in analysts' estimates; and changes in general economic conditions. We expect that the price of our common stock will fluctuate in the future, perhaps substantially.

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

    Impact of restructuring.  We believe that our current restructuring efforts will generate significant cost savings. The cost savings are dependent upon the company's ability to divest the SciComm government electronics business, to outsource tower production, and to relocate the wireless accessory production to a lower cost manufacturing facility.

    Intense Competition and Pricing Pressure.  We consider our principal competitive factors to include product quality and performance, service and support, pricing and proprietary technology. We believe we must respond effectively to increased competitive pressure. Over the past three years, in response to aggressive pricing practices by our competitors, we have significantly lowered prices for most of our products. If we are unable to compete successfully, we may lose market share. We expect that a significant loss in market share would have a material negative effect on our business, financial condition and operating results.

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

    International Risk.  Over half of our sales are outside the United States and in recent years we have significantly increased our international manufacturing capabilities. We anticipate that international sales will continue to represent a substantial portion of our revenues and that continued growth and profitability will require further international expansion. International business risks include currency fluctuations, tariffs and other trade barriers, longer customer payment cycles, adverse taxes, restrictions on the repatriation of earnings, compliance with local laws and regulations, political and economic instability, and difficulties in managing and staffing operations. We believe that international risk factors could materially impact our future sales, financial condition and operating results.

    Ability to Attract and Retain Qualified People.  We believe that our future success significantly depends on our ability to attract and retain highly qualified personnel. We cannot be sure that we will be able to attract and retain key personnel in the future. We believe our inability to do so could negatively impact our business, financial condition and operating results.

    Year 2000 Compliance.  We have not yet experienced any Year 2000 issues. We believe that our business, manufacturing and facilities systems are Year 2000 compliant. It is possible that Year 2000 compliance problems exist that have not been identified yet. The company has devoted the resources necessary to ensure that all Year 2000 issues have been properly addressed. However, there can be no assurance that all Year 2000 problems have been detected. Further, there can be no assurance that all Year 2000 problems that may occur with third party vendors and suppliers have been detected. Our failure to detect and address our own and third-party Year 2000 problems could have a significant negative impact on our business, financial condition and results of operations.

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

PART II—OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

    a)  EXHIBIT INDEX

Exhibit No.	Description
27	Financial Data Schedule December 31, 1999

    (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	February 11, 2000	/s/ F. L. ENGLISH F. L. English Chairman, President and Chief Executive Officer
Date	February 11, 2000	/s/ C. R. NICHOLAS C. R. Nicholas Executive Vice President and Chief Financial Officer

QuickLinks

INDEX ANDREW CORPORATION

ANDREW CORPORATION CONSOLIDATED BALANCE SHEET (In Thousands)
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

ANDREW CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURES