Form 10-Q
period 2000-03-31
ANDREW CORP
filed 2000-05-12
CIK 317093

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark-One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000.
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

Common Stock, $.01 Par Value—80,646,915 shares as of April 30, 2000

INDEX

ANDREW CORPORATION

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Consolidated balance sheets—March 31, 2000 and September 30, 1999.	3
	Consolidated statements of income—Three and six months ended March 31, 2000 and 1999.	4
	Consolidated statements of cash flows—Six months ended March 31, 2000 and 1999.	5
	Notes to consolidated financial statements—March 31, 2000.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits and Reports on Form 8-K.	12
Exhibit 10	Material Contracts—Credit Agreement Dated 17 March 2000 between Andrew Corporation and Certain Commercial Lenders Agented by Bank of America
Exhibit 27	Financial Data Schedule for the period ended March 31, 2000.
SIGNATURES		13

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in Thousands)

	March 31 2000	September 30 1999
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$32,286	$38,287
Accounts Receivable, less allowances (March—$3,168; Sep.—$3,403)	222,650	200,068
Inventories
Finished Products	73,606	58,225
Materials and Work in Process	133,977	106,261

	207,583	164,486
Miscellaneous Current Assets	10,441	10,662

Total Current Assets	472,960	413,503
Other Assets
Cost in excess of net assets of businesses acquired, less accumulated amortization (March—$6,356; Sep.—$4,654)	38,719	21,498
Investments in and Advances to Affiliates	52,162	63,992
Other assets	8,518	6,297
Property, Plant, and Equipment
Land and land improvements	17,725	17,016
Building	90,394	83,850
Equipment	344,846	335,125
Allowances for Depreciation	(272,741)	(275,191)

	180,224	160,800

Total Assets	$752,583	$666,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable	$67,788	$3,053
Accounts Payable	53,906	43,105
Restructuring Reserve	4,196	12,128
Accrued expenses and other liabilities	21,076	21,212
Compensation and related expenses	23,758	21,947
Income taxes	5,912	0
Current portion of long-term debt	17,137	8,205

Total Current Liabilities	193,773	109,650
Deferred Liabilities	19,850	18,602
LONG-TERM DEBT, less current portion	38,962	48,760
MINORITY INTEREST	8,393	5,068
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized; 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	56,748	55,802
Retained earnings	715,597	681,530
Accumulated other comprehensive income	(26,912)	(21,755)
Treasury stock, at cost (22,117,372 shares in March; 20,527,072 shares in Sept)	(254,855)	(232,594)

	491,605	484,010

TOTAL LIABILITIES AND EQUITY	$752,583	$666,090

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2000	1999	2000	1999
Sales	$242,663	$172,006	$476,231	$390,579
Cost of Products Sold	164,688	126,840	322,211	265,881

Gross Profit	77,975	45,166	154,020	124,698
Operating Expenses
Research and development	8,797	7,283	18,443	12,914
Sales and administrative	40,063	32,748	81,552	71,663
Restructuring Expenses	0	29,817	0	29,817

Total Operating Expenses	48,860	69,848	99,995	114,394

Operating Income (Loss)	29,115	(24,682)	54,025	10,304
Other
Interest expense	2,332	1,216	3,710	2,668
Interest income	(562)	(1,799)	(947)	(3,822)
Other (income) expense	1,904	1,626	1,166	2,061

	3,674	1,043	3,929	907

Pretax Income (Loss)	25,441	(25,725)	50,096	9,397
Income tax expense (benefit)	8,141	(4,876)	16,029	7,065

Net Income (Loss)	$17,300	$(20,849)	$34,067	$2,332

Basic and Diluted Earnings (Loss) per Share	$0.21	$(0.25)	$0.42	$0.03

Average Shares Outstanding
Basic	80,565	82,610	80,865	83,219

Diluted	81,039	82,610	81,160	83,339

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended March 31
	2000	1999
Cash Flows from Operations
Net Income	$34,067	$2,332
Adjustments to Net Income
Restructuring Costs	3,398	36,051
Depreciation and amortization	21,017	17,942
(Increase) decrease in accounts receivable	(26,525)	14,053
Increase in inventories	(48,503)	(11,270)
Decrease (increase) in miscellaneous current and other assets	1,343	(811)
Decrease in receivables from affiliates	22	2,940
Increase (decrease) in accounts payable and other liabilities	20,884	(13,545)
Other	928	(488)

Net Cash From Operations	6,631	47,204
Investing Activities
Capital Expenditures	(41,158)	(27,345)
Acquisition of businesses, net of cash received	(14,929)	(5,545)
Investments in and advances to affiliates	4,252	(949)
Proceeds from sale of property, plant and equipment	158	669

Net Cash Used in Investing Activities	(51,677)	(33,170)
Financing Activities
(Payments on) proceeds from long-term borrowings	(2,447)	3,153
Proceeds from (payments on) short-term borrowings	64,721	(5,320)
Payments to acquire treasury stock	(24,630)	(46,488)
Stock option plans	3,342	1,242

Net Cash From (Used in) Financing Activities	40,986	(47,413)
Foreign currency translation adjustments	(1,941)	620

Total Decrease for the Period	(6,001)	(32,759)
Cash and equivalents at beginning of period	38,287	78,395

Cash and equivalents at end of period	$32,286	$45,636

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

NOTE B—EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31
	2000	1999	2000	1999
	(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
Numerator for net income (loss) per share	$17,300	$(20,849)	$34,067	$2,332
Denominator:
Weighted average shares outstanding	80,565	82,610	80,865	83,219

Net income (loss) per share—basic	$0.21	$(0.25)	$0.42	$0.03

DILUTED EARNINGS PER SHARE
Numerator:
Numerator for net income (loss) per share	$17,300	$(20,849)	$34,067	$2,332
Denominator:
Weighted average shares outstanding	80,565	82,610	80,865	83,219
Effect of dilutive securities:
Stock options	474	N/A	295	120

	81,039	82,610	81,160	83,339

Net income (loss) per share—diluted	$0.21	$(0.25)	$0.42	$0.03

    Options to purchase 658,224 shares of common stock, at prices ranging from $24.50 - $38.17 per share, were not included in the computation of diluted earnings per share for the six months ended March 31, 2000 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 2,872,441 shares of common stock, at prices ranging from $16.00 - $38.17 per share, were not included in the diluted earnings per share calculation for the six months ended March 31,1999, because the options' exercise prices were higher than the average market price of the common shares. No options to purchase common shares were used in the computation of diluted earnings per share for the three months ended March 31, 1999, due to the anti-dilutive effect of these shares.

NOTE C—COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the Company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement No. 130. Comprehensive income/ (loss) for the six months ended March 31, 2000 and 1999 amounted to $28,910,000 and ($11,640,000) respectively. Comprehensive income/(loss) for the three months ended March 31, 2000 and 1999 amounted to $13,723,000 and ($33,008,000) respectively.

NOTE D—RESTRUCTURING

    In March 1999, the Company initiated a plan to restructure the manufacturing operations of its towers and wireless accessories businesses, phase out of its AVS small aperture earth station product line and divest itself of its SciComm government electronics business.

    In connection with the restructuring plans, approximately 600 employees and 280 temporary/contract workers were planned to be terminated. Estimated employee termination costs of $5.2 million were accrued in the second quarter of 1999. In addition to termination costs, the total restructuring reserve of $36.7 included a goodwill write-off of $14.1 million, long-term lease commitments of $3.5 million and inventory, equipment and other asset write-downs of $13.9 million.

    Actual costs charged against the restructuring liability in the second quarter of 2000 were $7.1 million. This included inventory, equipment and other asset write-downs of $6.2 million, termination costs of $0.7 million paid to 110 terminated employees and $0.2 million of lease payments.

    Cumulative costs that have been charged against the $36.7 million restructuring liability since March of 1999 are $32.5 million. Including termination costs of $4.0 million paid to 597 terminated employees, a $14.1 million goodwill write-off, inventory and other asset write-downs of $13.9 million and lease payments of $0.5 million. The Company expects to complete the restructuring prior to September 30, 2000.

NOTE E—BORROWINGS

    On March 17, 2000 the company entered into a new $150 million dollar revolving credit agreement with Bank of America, NT & SA. This replaces the previous $50 million dollar agreement with Bank of America. The outstanding balance under this credit agreement as of March 31, 2000 was $66.7 million.

NOTE F—BUSINESS ACQUISITIONS

    In October 1999 the company purchased a controlling interest in Comtier Corporation. The Company had previously accounted for its minority investment in Comtier Corporation under the equity accounting method. Comtier manufactures and designs high-speed broadband modems for use with satellite systems. In December of 1999 the Company acquired the capital stock of Conifer Corporation for $13.0 million, net of cash acquired. Conifer Corporation designs and manufactures Multichannel Multipoint Distribution Service (MMDS) subscriber products, Wireless LAN equipment, and Direct Broadcast Satellite (DBS) accessories.

    Both of these acquisitions were accounted for as purchases, resulting in $16.1 million of goodwill that will be amortized over ten years. Pro forma sales and net income, assuming both of these transactions occurred at the beginning of the fiscal year would not have been materially different from the reported results of operations.

NOTE G—SEGMENT

    The Company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended March 31, 2000 were $242.7 million, 41.1% higher than the same period last fiscal year. The increase was mainly due to continued growth in the wireless infrastructure market. The increase in wireless infrastructure sales was driven by strong increases in the U.S. and Asia, mostly China. Wireless infrastructure sales increased across all geographic areas except Europe. Sales to the fixed telecommunications market increased in the second quarter of fiscal year 2000 from second quarter 1999. Fixed telecommunications sales increased across all geographic regions with substantial increases in Canada and Europe. Wireless accessory sales increased substantially from the second quarter of fiscal year 2000 compared to 1999. The increase in wireless accessory sales was due to an increase in the sale of hands-free kits and growing sales to General Motors' Onstar and Ford's Rescue programs. Sales to the Broadcast and Government market declined in the second quarter of 2000, compared to 1999, because of the divestiture of the Company's government electronics business as part of the Company's restructuring efforts. Sales for the six months ended March 31, 2000 were $476.2 million, 21.9% higher than the same period last fiscal year. The increase was driven by growth in the wireless infrastructure market due to strong sales in the U.S. and Asia. For the six months ending March 31, 2000 compared to the same period for 1999, wireless accessory sales increased while fixed telecommunications, broadcast and government sales decreased slightly.

    From a product standpoint, cable products were the main drivers of the increase in sales for the six months and quarter ended March 31, 2000. Terrestrial microwave sales increased slightly for the quarter and decreased for the six months ended March 31, 2000. Special antennas and other products increased significantly for the quarter and the six months ending March 31, 2000. This increase was due to growth in equipment shelter sales, base station antennas and LMDS/MMDS antenna sales.

    Gross margin as a percentage of sales was 32.1% and 32.3% for the quarter and six months ending March 31, 2000. Excluding the effects of the $6.9 million of restructuring charges that were included in cost of products sold in the second quarter of fiscal year 1999, gross margin as a percentage of sales was 30.3% and 33.7% for the quarter and six months ending March 31, 1999. The 1.8 point increase in gross margin for the second quarter was the result of volume and productivity improvements, which were partially offset by pricing pressure and increased sales of lower margin products such as equipment shelters and base station antennas. The decrease in the gross margin for the six months can be attributed mainly to competitive market conditions and pricing pressure.

    Operating expenses as a percentage of sales were 20.1% and 21.0% for the quarter and six months ending March 31, 2000. Excluding restructuring charges, operating expenses as a percentage of sales were 23.3% and 21.7% for the quarter and six months ending March 31, 1999. Compared to fiscal year 1999, research and development costs increased 20.8% or $1.5 million for the quarter and 42.8% or $5.5 million for the six months ending March 31, 2000. The increase in research and development is the result of accelerated efforts to develop new products and to continue to move into new markets. Compared to 1999, sales and administrative expense increased 22.3% or $7.3 million for the quarter and 13.8% or $9.9 million for the six months ending March 31, 2000. This increase was essentially due to increased profit sharing accruals and increases in marketing activity.

    Compared to fiscal year 1999, interest expense increased $1.1 million for the quarter and $1.0 million for the six months ending March 31, 2000. The increase in interest expense is due to the Company's increase in short term borrowings. Interest income declined $1.2 million for the quarter and $2.9 million for the six months ending March 31, 2000, due to a decrease in short term investments. Other expense increased $0.3 million for the quarter and decreased $0.9 million for the six months ending March 31, 2000. The increase for the quarter was due to the recognition of losses from the Company's Russian telecommunications joint ventures, which were offset by a decline in foreign exchange losses. The decrease for the six months ending March 31, 2000 was largely due to a decrease in foreign exchange losses.

LIQUIDITY

    Cash and cash equivalents decreased $6.0 million during the first half of fiscal 2000 to $32.3 million. Working capital totaled $279.2 million compared to $303.9 million at September 30, 1999. Management believes the current working capital level is adequate to meet the Company's normal operating needs. During the first half of fiscal year 2000 the Company generated $6.6 million of cash flow from operations, primarily from $34.1 million of earnings and non-cash charges of $21.0 million for depreciation and amortization. Due to the 21.9% increase in sales for the first half of fiscal year 2000, accounts receivable increased $26.5 million, inventories increased $48.5 and accounts payable increased $20.9 million. Days sales in billed receivables was 79 days as of March 31, 2000 and March 31, 1999. Included in cash flow from operations are $3.4 million for restructuring costs, consisting mainly of $4.9 million of proceeds from the disposal of assets and severance payments of $1.1 million.

    Net cash used in investing activities during the first half of fiscal year 2000 was $51.7 million. Capital expenditures increased $13.8 million to $41.2 million. The increase in capital expenditures was predominantly due to the expansion of production capacity in the U.S., China and Brazil. A significant portion of this increase was due to the expansion of the Company's equipment shelter production capacity. Capital expenditures increased $4.2 million due to an increase in spending on the Company's management information systems. During the first quarter of 2000, the Company acquired the capital stock of Conifer Corporation for $13.0 million, net of cash acquired. Conifer Corporation designs and manufactures Multichannel Multipoint Distribution Service (MMDS) subscriber products, Wireless LAN equipment, and Direct Broadcast Satellite (DBS) accessories. The Company also acquired a controlling interest in Comtier Corporation. The Company had previously accounted for its minority investment in Comtier Corporation under the equity accounting method. Comtier Corporation manufactures and designs high-speed broadband modems for use with satellite systems. The Company's investment in its Russian joint telecommunications ventures decreased by $4.3 million due to operating losses and a dividend received in the first quarter of fiscal year 2000.

    Net cash generated from financing activities totaled $41.0 million for the first half of the fiscal year 2000. The Company increased short-term borrowings under its revolving line of credit agreement with Bank of America by $64.7 million. The Company decreased its net long term borrowing by $2.4 million. This was largely due to the Company paying off higher interest rate debt that had been acquired as part of the Chesapeake Microwave Technologies Inc. and the Conifer Corporation acquisitions. During the first quarter of fiscal year 2000, the Company repurchased 1.8 million shares of stock for $24.6 million. The Company has purchased 11.8 million of the 15.0 million shares that the Company's Board of Directors has authorized to be repurchased.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

    We have made forward-looking statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, we or our representatives may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management's beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

    Forward-looking statements involve risks, uncertainties and assumptions, including those discussed in this report. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

    While Andrew Corporation's management is optimistic about the Company's long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook. Risks that may affect us include the volatility of our stock price, fluctuations in our operating results, the impact of our restructuring efforts, intense competition and pricing pressure, rapid technological change and pressure for us to develop new products and risks associated with our international operations. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see Andrew's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

PART II—OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)
Andrew's Annual Meeting of Stockholders was held on February 8, 2000

(b)
Items submitted to a vote

1.
Election of Directors

Nominee	For	Against	Broker/Non-Votes	Abstentions
John G. Bollinger	64,194,693	0	0	8,985,692
Thomas A. Donahoe	64,317,195	0	0	8,863,190
Kenneth J. Douglas	64,066,951	0	0	9,113,434
Floyd L. English	64,182,593	0	0	8,997,792
Elizabeth A. Fetter	63,177,399	0	0	10,002,986
Jere D. Fluno	64,305,204	0	0	8,875,181
William O. Hunt	63,137,252	0	0	10,043,133
Dr. Glen O. Toney	64,288,498	0	0	8,891,886
Ormand J. Wade	64,277,959	0	0	8,902,426
2.
The selection of Ernst & Young to serve as independent public auditors for fiscal year 2000. The selection of Ernst & Young as independent auditors was ratified by votes of 72,521,598 for, 324,628 against, and 334,158 abstentions.

3.
The adoption of a new Management Incentive Program. The adoption was approved by votes of 51,526,958 for, 21,080,946 against, and 572,480,073 abstentions.

ITEM 6.  Exhibits and reports on Form 8-K

(a)
Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

(b)
EXHIBIT INDEX

Exhibit No.	Description
10	Material Contracts—Credit Agreement Dated 17 March 2000 Between Andrew Corporation and Certain Commercial Lenders Agented by Bank of America
27	Financial Data Schedule March 31, 2000

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 12, 2000	/s/ F.L. ENGLISH F. L. English Chairman and Chief Executive Officer
Date May 12, 2000	/s/ C.R. NICHOLAS C. R. Nicholas Executive Vice President and Chief Financial Officer

QuickLinks

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and reports on Form 8-K
SIGNATURES