Form 10-Q
period 2000-06-30
ANDREW CORP
filed 2000-08-14
CIK 317093

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark-One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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

    Common Stock, $.01 Par Value—81,148,991 shares as of July 31, 2000

INDEX
ANDREW CORPORATION

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets—June 30, 2000 and September 30, 1999.
Consolidated statements of income—Three and nine months ended June 30, 2000 and 1999.
Consolidated statements of cash flows—Nine months ended June 30, 2000 and 1999.
Notes to consolidated financial statements—June 30, 2000.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.
Exhibit 10	Executive Severance Benefit Plan Agreement with Charles Jacobs
Exhibit 27	Financial Data Schedule for the period ended June 30, 2000.
SIGNATURES

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	June 30 2000	September 30 1999
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$29,471	$38,287
Accounts Receivable, less allowances (June—$3,140; Sep.—$3,403)	245,955	200,068
Inventories
Finished Products	83,340	58,225
Materials and Work in Process	131,994	106,261

	215,334	164,486
Miscellaneous Current Assets	11,943	10,662

Total Current Assets	502,703	413,503
Other Assets
Cost in excess of net assets of businesses acquired, less accumulated amortization (June—$7,540; Sep.—$4,654)	37,551	21,498
Investments in and Advances to Affiliates	51,492	63,992
Other assets	7,750	6,297
Property, Plant, and Equipment
Land and land improvements	17,910	17,016
Building	92,321	83,850
Equipment	360,874	335,125
Allowances for Depreciation	(280,363)	(275,191)

	190,742	160,800

Total Assets	$790,238	$666,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable	72,000	3,053
Accounts Payable	56,410	43,105
Restructuring Reserve	3,693	12,128
Accrued expenses and other liabilities	20,356	21,212
Compensation and related expenses	25,550	21,947
Income taxes	4,428	0
Current portion of long-term debt	17,048	8,205

Total Current Liabilities	199,485	109,650
Deferred Liabilities	20,608	18,602
LONG-TERM DEBT, less current portion	38,055	48,760
MINORITY INTEREST	8,777	5,068
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized; 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	63,353	55,802
Retained earnings	736,502	681,530
Accumulated other comprehensive income	(29,029)	(21,755)
Treasury stock, at cost (21,569,219 shares in June; 20,527,072 shares in Sept)	(248,540)	(232,594)

	523,313	484,010

TOTAL LIABILITIES AND EQUITY	$790,238	$666,090

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2000	1999	2000	1999
Sales	$259,214	$186,079	$735,445	$576,658
Cost of Products Sold	174,068	126,948	496,279	392,829

Gross Profit	85,146	59,131	239,166	183,829
Operating Expenses
Research and development	10,641	7,643	29,084	20,557
Sales and administrative	39,670	34,203	121,222	105,866
Restructuring Expenses	0	0	0	29,817

	50,311	41,846	150,306	156,240

Operating Income	34,835	17,285	88,860	27,589
Other
Interest expense	2,644	1,419	6,354	4,087
Interest income	(527)	(3,327)	(1,474)	(7,149)
Other (income) expense	1,976	(850)	3,142	1,211

	4,093	(2,758)	8,022	(1,851)

Pretax Income	30,742	20,043	80,838	29,440
Income taxes	9,837	5,308	25,866	12,373

Net Income	$20,905	$14,735	$54,972	$17,067

Basic and Diluted Earnings per Share	$0.26	$0.18	$0.68	$0.21

Average Shares Outstanding
Basic	80,878	82,187	80,869	82,876

Diluted	81,577	82,294	81,298	82,989

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended June 30
	2000	1999
Cash Flows from Operations
Net Income	$54,972	$17,067
Adjustments to Net Income
Restructuring Costs	3,717	34,486
Depreciation and amortization	33,111	27,820
(Increase) decrease in accounts receivable	(51,060)	6,362
Increase in inventories	(58,151)	(5,286)
Decrease (increase) in miscellaneous current and other assets	510	(7,608)
Decrease in receivables from affiliates	22	3,370
Increase (decrease) in accounts payable and other liabilities	28,646	(11,769)
Other	1,290	(305)

Net Cash From Operations	13,057	64,137
Investing Activities
Capital Expenditures	(64,149)	(38,495)
Acquisition of businesses, net of cash received	(14,929)	(5,545)
Investments in and advances to affiliates	5,049	(3,815)
Proceeds from sale of property, plant and equipment	285	719

Net Cash Used in Investing Activities	(73,744)	(47,136)
Financing Activities
(Payments on) proceeds from long-term borrowings	(2,857)	10,921
Proceeds from (payments on) short-term borrowings	68,818	(3,587)
Payments to acquire treasury stock	(24,630)	(50,512)
Stock option plans	12,440	1,356

Net Cash From (Used in) Financing Activities	53,771	(41,822)
Effect of exchange rate changes on cash	(1,900)	249

Total Decrease for the Period	(8,816)	(24,572)
Cash and equivalents at beginning of period	38,287	78,395

Cash and equivalents at end of period	$29,471	$53,823

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

NOTE B—EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Nine Months Ended June 30
	2000	1999	2000	1999
	(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$20,905	$14,735	$54,972	$17,067
Denominator:
Weighted average shares outstanding	80,878	82,187	80,869	82,876

Net income per share—basic	$0.26	$0.18	$0.68	$0.21

DILUTED EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$20,905	$14,735	$54,972	$17,067
Denominator:
Weighted average shares outstanding	80,878	82,187	80,869	82,876
Effect of dilutive securities:
Stock options	699	107	429	113

	81,577	82,294	81,298	82,989

Net income per share—diluted	$0.26	$0.18	$0.68	$0.21

    Options to purchase 491,550 shares of common stock, at prices ranging from $37.25—$38.17 per share, were not included in the computation of diluted earnings per share for June 30, 2000 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 3,143,177 shares of common stock, at prices ranging from $15.13—$38.17 per share, were not included in the diluted earnings per share calculation for June 30, 1999 because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the Company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement No. 130. Comprehensive income / (loss) for the nine months ended June 30, 2000 and 1999 amounted to $47,698,000 and ($510,000), respectively. Comprehensive income for the three months ended June 30, 2000 and 1999 amounted to $18,788,000 and $11,130,000, respectively.

NOTE D—RESTRUCTURING

    In March 1999, the Company initiated a plan to restructure the manufacturing operations of its towers and wireless accessories businesses, phase out of its AVS small aperture earth station product line and divest itself of its SciComm government electronics business.

    In connection with the restructuring plans, approximately 600 employees and 280 temporary /contract workers were planned to be terminated. Estimated employee termination costs of $5.2 million were accrued in the second quarter of 1999. In addition to termination costs, the total restructuring reserve of $36.7 million included a goodwill write-off of $14.1 million, long-term lease commitments of $3.5 million and inventory, equipment and other asset write-downs of $13.9 million.

    Actual costs charged against the restructuring liability in the third quarter of 2000 were $0.5 million. This includes termination cost of $0.2 million paid to 89 terminated employees and $0.3 million of lease and other payments.

    Cumulative costs of $33.0 million have been charged against the $36.7 million restructuring liability since March of 1999, including termination costs of $4.2 million paid to 686 terminated employees, a $14.1 million goodwill write-off, inventory and other asset write-downs of $14.0 million and lease payments of $0.7 million. The Company expects to complete the restructuring prior to September 30, 2000.

NOTE E—BORROWINGS

    On March 17, 2000 the Company entered into a new $150 million dollar revolving credit agreement with Bank of America, NT & SA. This replaces the previous $50 million dollar agreement with Bank of America. The outstanding balance under this credit agreement as of June 30, 2000 was $57.0 million.

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

NOTE H—RECENTLY ISSUED ACCOUNTING POLICIES

    In July of 2000 the FASB's Emerging Issues Task Force, EITF reached a conclusion on EITF, Issue 00-10, accounting for shipping and handling fees and costs. The Company will adopt EITF, Issue 00-10 in fiscal year 2001. Adoption of this statement is not expected to have a material effect on the company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended June 30, 2000 were $259.2 million, 39.3% higher than the same period last fiscal year. The Company's sales grew across all major markets. Most of the increase was due to continued growth in the wireless infrastructure market. Wireless infrastructure sales grew in all geographic regions, with the largest increases in the U.S. and Latin America. Fixed telecommunication sales increased across most geographic regions with the largest increase in the U.S. Wireless accessory sales showed continued growth driven by sales to General Motors' Onstar and Ford's Rescue programs. Sales to the broadcast and other markets improved slightly. Increases in the U.S. and Canada were partially offset by the impact of the divestiture of the Company's government electronics business, which occurred in the second quarter of fiscal year 2000. Sales for the nine months ended June 30, 2000 were $735.4 million, 27.5% higher than the same period last fiscal year. The increase was driven by growth in the wireless infrastructure market due to strong sales in the U.S., Asia and Latin America. For the first nine months of fiscal year 2000, fixed telecommunications and wireless accessory sales grew while broadcast and other sales decreased slightly. The increase in wireless accessories was driven by sales to General Motors' Onstar and Ford's Rescue programs. The broadcast and other market decreased due to the divestiture of the Company's government electronics business.

    From a product standpoint, cable products were the main drivers of the increase in sales for the nine months and quarter ended June 30, 2000. Terrestrial microwave sales improved significantly for the quarter and were flat for the nine months ended June 30, 2000. Special antennas and other products continued to show strong growth for both the quarter and nine months ending June 30, 2000. This growth was mainly due to equipment shelter sales. Also contributing to this increase was the continued growth in Andrew's newer products such as base station antennas, LMDS/MMDS antenna sales, broadband wireless systems and power amplifiers.

    Gross margin as a percentage of sales for the third quarter of 2000 improved to 32.8% from the 31.8% for the third quarter of 1999. This increase in gross margin for the third quarter was the result of volume and productivity improvements, which were partially offset by pricing pressure and increased sales of lower margin products such as equipment shelters. Excluding the effect of the $6.9 million of restructuring charges that are included in the cost of products sold for 1999, gross margin as a percentage of sales for the first nine months of 2000 decreased to 32.5% from 33.1% for the first nine months of 1999. The decrease in the gross margin for the nine months can be attributed mostly to pricing pressure and product mix.

    Operating expenses as a percentage of sales were 19.4% and 22.5% for the quarters ending June 30, 2000 and 1999, respectively. Excluding restructuring charges, operating expenses as a percentage of sales were 20.4% and 21.9% for the nine months ending June 30, 2000 and 1999, respectively. R&D costs increased 39.2% or $3.0 million for the quarter and 41.5% or $8.5 million for the nine months ending June 30, 2000. The increased spending on R&D has been focused mainly on power amplifiers, satellite modems and broadband wireless products. Compared to 1999, sales and administrative expense increased 16.0% or $5.5 million for the quarter and 14.5% or $15.4 million for the nine months ending June 30, 2000. Sales and administration expense increased due to increases in product line management expense, incentive bonus and profit sharing accruals, software depreciation and goodwill amortization from the Chesapeake Microwave Technologies Inc. and Conifer Corporation acquisitions.

    Compared to fiscal year 1999, interest expense increased $1.2 million for the quarter and $2.3 million for the nine months ending June 30, 2000. The rise in interest expense is due to the increase in short term borrowings. Interest income decreased $2.8 million for the quarter and $5.7 million for the nine months ending June 30, 2000, due to a decline in short term investments and interest earned on advances to the Company's Russian telecommunications joint ventures. Other expense increased $2.8 million for the quarter and $1.9 million for the nine months ending June 30, 2000. The increase for the third quarter was mainly due to the recognition of foreign exchange losses generated by the Company's European operations.

LIQUIDITY

    Cash and cash equivalents decreased $8.8 million during the first nine months of fiscal 2000 to $29.5 million. Working capital totaled $303.2 million compared to $303.9 million at September 30, 1999. Management believes the current working capital level is adequate to meet the Company's normal operating needs.

    As of June 30, 2000 the Company generated $13.1 million of cash flow from operations, compared to $64.1 million for first nine months of 1999. The decline in cash flow from operations was driven by an increase in inventory and receivables mostly due to the 27.5% increase in sales. Days sales in billed receivables increased to 82 days as of June 30, 2000, compared to 77 days as of June 30, 1999. This can largely be attributed to the lengthening of payment terms in order to meet competitive market conditions. The increase in international sales in countries with longer payment terms such as China and Latin America has also contributed to the growth in receivables. The growth in inventory and accounts receivable was offset by an increase in accounts payable and miscellaneous liabilities, which grew due to higher sales and income. Included in cash flow from operations are $3.7 million for restructuring costs, consisting mainly of $5.4 million of proceeds from the disposal of assets and severance payments of $1.3 million.

    Net cash used in investing activities during the first nine months of fiscal year 2000 was $73.7 million; an increase of $26.6 million from 1999. Capital expenditures increased $25.6 million to $64.1 million. The additional expenditures were predominantly due to the expansion of cable production capacity in the U.S., China, Brazil and Scotland. Production capacity was also increased in the Company's equipment shelter business. The other major driver in the increase in capital expenditures was additional spending on the Company's management information systems, which grew $5.9 million. During the first quarter of 2000 the Company spent $14.9 million on two acquisitions. The Company acquired the capital stock of Conifer Corporation for $13.0 million, net of cash acquired. Conifer Corporation designs and manufactures Multichannel Multipoint Distribution Service (MMDS) subscriber products, Wireless LAN equipment, and Direct Broadcast Satellite (DBS) accessories. The Company also acquired a controlling interest in Comtier Corporation. The Company had previously accounted for its minority investment in Comtier Corporation under the equity accounting method. Comtier Corporation manufactures and designs high-speed broadband modems for use with satellite systems. The Company's investment in its Russian joint telecommunications ventures decreased by $5.0 million due to operating losses and dividends paid to the Company from the joint ventures.

    Net cash generated from financing activities totaled $53.8 million for the first nine months of the fiscal year 2000. The Company increased short-term borrowings by $68.8 million, primarily from new borrowings under the Company's revolving line of credit agreement with Bank of America. The Company decreased its net long term borrowing by $2.9 million. The largest portion of this was due to the Company paying off higher interest rate debt that had been acquired as part of the Chesapeake Microwave Technologies Inc. and the Conifer Corporation acquisitions. During the first quarter of fiscal year 2000, the Company repurchased 1.8 million shares of its common stock for $24.6 million. The Company has purchased 11.8 million of the 15.0 million shares that the Company's board of directors has authorized to be repurchased. The $12.4 million of cash from stock purchase and option plans consists mainly of cash from stock options exercised by the Company's management and the board of directors.

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

PART II—OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K

(a)
EXHIBIT INDEX

Exhibit No.	Description
10	Executive Severance Benefit Plan Agreement with Charles Jacobs
27	Financial Data Schedule June 30, 2000

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 14, 2000	By:	/s/ C.R. NICHOLAS C. R. Nicholas Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

INDEX ANDREW CORPORATION
ANDREW CORPORATION CONSOLIDATED BALANCE SHEET (Dollars in Thousands)
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share amounts)
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
ANDREW CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES