Form 10-K405
period 2000-09-30
ANDREW CORP
filed 2000-12-21
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended September 30, 2000.
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14617

ANDREW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2092797 (I.R.S. Employer identification No.)

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

Yes /x/   No

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment of this Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 15, 2000 was $1,731,912,317. The number of outstanding shares of the Registrant's common stock as of that date was 81,262,748.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 2000 are incorporated by reference into Part I and Part II.

    Portions of the Proxy Statement for the annual stockholders' meeting to be held February 13, 2001 are incorporated by reference into Part III.

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

    Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, and governmental customers. Andrew's products are related to the Company's core competency: the radio frequency (RF) path. Andrew has unique technical skills and marketing strengths in developing products for RF systems. Andrew's products are principally sold to four key markets: wireless infrastructure, fixed-line telecommunications networks, government and broadcast, and wireless accessories. The wireless infrastructure market is based on infrastructure for wireless communication providers, such as cellular and personal communications service providers. The fixed-line telecommunications network market is based on infrastructure for public telecommunication network operators and competitive service providers for voice, data, video and Internet service. The government and broadcast market is based on infrastructure systems for radio and television broadcasting, including digital TV, multichannel video and satellite delivered broadcast services, air traffic control and weather radar. The wireless accessories market is based on products such as mobile antennas for cellular, PCS, SMR and paging services. This market also includes products such as hands-free solutions for mobile phones and wireless antennas and global positioning systems components sold to automotive manufacturers.

    Andrew's principal products include coaxial cables, microwave antennas for point-to-point communication systems, special purpose antennas for commercial and government use, antennas and earth stations for satellite communication systems, cellular antenna products, cellular telephone accessories, equipment shelters, radar system components and related ancillary items and services. These products are frequently sold as integrated systems rather than as separate components. Andrew conducts manufacturing operations, primarily from ten locations in the United States and from seven locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 50% of Andrew's net sales in 2000, 52% in 1999 and 49% in 1998.

    Over the last several years the Company has increased it's international manufacturing and distribution capabilities, and increased it's product offerings through several acquisitions. In two acquisitions in fiscal years 1995 and 1998, the Company purchased a 70% interest in Mapra and Gerbo, a Brazilian Company that manufactures distributes and sells, waveguides and antennas, and provides installation services. In 1995, the Company formed a cable manufacturing company with Mapra and Gerbo in which Andrew holds a 70% interest. The Company has also purchased a South African company, Satcom Systems, Pty. Ltd, a distributor of commercial products, acquiring 80% ownership in 1996 and the remaining 20% interest in 1999.

    In 1999, the Company acquired Passive Power Products, Inc., a Maine based supplier of RF products to the broadcast market. Also in 1999, Andrew acquired Chesapeake Microwave Technologies Inc. (CMTI), a company that designs and develops RF and microwave amplifiers and assemblies. During fiscal year 2000 the Company completed two acquisitions. The Company purchased a controlling interest in Comtier Corporation. The Company had previously accounted for its minority investment in Comtier under the equity accounting method. Comtier manufactures and designs high-speed broadband modems for use with satellite systems. In December of 1999, the Company acquired Conifer Corporation. Conifer designs and manufactures Multichannel Multipoint Distribution Service (MMDS) subscriber products, Wireless LAN equipment, and Direct Broadcast Satellite (DBS) accessories.

    In March 1999, the Company initiated a restructuring plan. In connection with these restructuring activities the Company recognized pre-tax charges of $36.7 million in the second quarter of 1999. On an after-tax basis, restructuring charges were $28.1 million, or $0.34 per share. Over the last two years, the Company sold its government electronics business, SciComm, discontinued its tower manufacturing operations and small earth station product line, and reorganized its wireless products manufacturing operations. While these steps negatively impacted 1999 results, they have allowed the Company to focus on its core businesses and become more competitive in the wireless products market.

    During fiscal year 2000, the Company operated in a dominant industry segment. Andrew supplies coaxial cable and antenna system equipment to telecommunications companies as well as cellular antenna products and cellular phone accessories through retail distribution channels of cellular service providers. The Company also supplies specialized antenna systems, radio and TV broadcast systems and radar system components.

Products and Services

    The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three years:

	Dollars in thousands Year Ended September 30
	2000		1999		1998
Coaxial Cable	$564,394	55%	$418,496	53%	$486,788	57%
Other Antennas and Support Products	233,708	23	169,804	21	157,912	19
Terrestrial Microwave and Millimeter Wave	156,374	15	150,795	19	148,614	17
Wireless Accessories	64,698	7	52,665	7	59,601	7

	$1,019,174	100%	$791,760	100%	$852,915	100%

Principal Products

Coaxial Cable:

    Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor. It is principally used to carry radio frequency signals at frequencies up to 2 GHz.

    In addition to bulk cable, coaxial cable systems include cable connectors, accessories and assemblies. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. Accessories protect and facilitate installation of coaxial cable on the tower and into the equipment building. Accessories include lightning surge protectors, hangers, adaptors and grounding kits.

    Andrew sells its semi-flexible cables and elliptical waveguides under the trademark HELIAX®.

Other Antennas and Support Products:

    This group includes special application antennas, support products and various electronics. Andrew manufactures and sells several types and configurations of special application antennas. Applications include cellular systems, navigation, FM and television broadcasting, multi-channel, multipoint distribution services (MMDS), and local multipoint distributions services (LMDS). As with microwave antennas, Andrew considers sales of special antennas and other various components used in the cellular market such as equipment shelters and the installation of these components to be part of a "cellular system." Support products include equipment buildings, which provide a controlled environment for radio and other equipment.

    Earth station antenna systems manufactured by Andrew are used at earth terminals to receive signals from, and transmit signals to, communication satellites in equatorial orbit. System elements include an antenna, from 4 to 40 feet in diameter, and may also include electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. Andrew earth station antenna systems in all sizes are used in various countries to broadcast and transmit programs, both to cable TV operators and to VHF or UHF broadcast stations, as well as for the long distance transmission of conventional telecommunications traffic.

    The Company designs and installs its proprietary distributed communication systems. These systems permit in-building and enclosed area access for all types of wireless communications.

    The Company also designs and supplies MMDS and wireless local loop (WLL) systems for broadband high-speed Internet access.

    Andrew designs and manufactures high power amplifiers for cellular and PCS wireless base stations. The technology and manufacturing capability for power amplifiers was the result of the Company's acquisition of Chesapeake Microwave Technologies.

    The Company also manufactures filters and combiners for broadcast and wireless networks.

Terrestrial Microwave and Millimeter Wave:

    "Terrestrial Microwave and Millimeter Wave," as this term is used by Andrew, consists of one or more microwave antennas, waveguides or coaxial cables connecting antennas to transmitters or receivers, various ancillary items and field installation services. Millimeter wave antenna systems operate at a higher frequency then microwave systems, typically above 10GHz.

    Waveguides are tubular conductors, the dimensions and manufacturing tolerances of which are related to operating frequency. Waveguides are mainly used for frequencies above 2 GHz, although they are also used in UHF-TV broadcasting at frequencies in hundreds of megahertz. Andrew manufactures waveguides with rectangular, circular and elliptical cross-sections. Most of Andrew's waveguides are sold as part of its antenna systems.

    Land-based microwave radio networks are commonly used by telecommunications companies for intercity telephone, Internet, video and data transmission. They are also used for more specialized purposes by cellular operators to link cellsites with switching centers, and by private companies, such as pipelines, electric utilities and railroads, for their internal communications needs.

Wireless Accessories:

    Andrew manufactures and distributes accessories for personal communication systems and cellular handsets. This includes portable antennas, mobile speaker phones, battery chargers, hands free kits, and various other wireless accessories. Andrew also supplies wireless antennas and global positing system (GPS) products to automotive manufactures and their suppliers for use in vehicle communications and wireless services.

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

    During fiscal 2000, sales of products exported from the United States or manufactured abroad were $512,518,000 or 50% of total sales compared with $409,203,000 or 52% of total sales in fiscal 1999 and $420,376,000 or 49% of total sales in fiscal 1998. Exports from the United States amounted to $67,196,000 in fiscal 2000, $61,843,000 in fiscal 1999 and $97,738,000 in fiscal 1998.

    Sales and income on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Segment and Geographic Area Information" to Consolidated Financial Statements included on page 34 of the 2000 Annual Report to Stockholders, incorporated herein by reference.

    Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets tends to mitigate these risks.

Marketing and Distribution

    Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Atlanta, Dallas, Los Angeles, Miami, New York, San Francisco, Kansas City, Seattle, Pittsburgh, Columbus, Essen and Munich (Germany), Hong Kong, Johannesburg (South Africa), London (England), Madrid (Spain), Mexico City (Mexico), Milan (Italy), Moscow (Russia), Paris (France), Sorocaba (Brazil), Suzhou (China), Tokyo (Japan), Zurich (Switzerland), Singapore, Melbourne (Australia), Riyadh (Saudi Arabia), Bangkok (Thailand), and New Delhi (India). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with emerging sales markets.

    Approximately one-half of Andrew's products are sold directly to end-users. Most of the remainder is sold to radio equipment companies, which install Andrew's products as part of a total system, with the balance being sold through distributors, tower owners, dealers and jobbers. Small or medium-size orders are normally shipped from inventory. Delivery schedules on larger orders are negotiated, but seldom exceed five months. Andrew's sales are principally standard, proprietary items although unique specifications or features are incorporated for special order situations.

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

    The Company also sells mobile cellular products such as antennas and cellular telephone accessories. These products are sold primarily through the retail distribution channels of cellular service providers or carriers. Mobile cellular products are also sold to distributors who then resell these products to dealers and wireless carriers. Wireless products such as antennas and global positioning system (GPS) products are also sold to automotive manufacturers and their suppliers.

Major Customers

    Andrew serves more than 6,000 customers in more than 170 countries. In fiscal 2000, aggregate sales to the ten largest customers accounted for 37% of total consolidated sales compared to 31% in both 1999 and 1998. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

Manufacturing and Raw Materials

    Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. Cable and waveguide products are produced at plants in Illinois, Brazil, Scotland, China and India. Microwave and earth station antennas are manufactured in Texas, Scotland and Australia. Equipment shelters are manufactured in Georgia and Kansas. Wireless antennas and accessories for mobile applications are manufactured primarily in Illinois. Andrew produces products for the broadcast market in Illinois and Maine. MMDS and broadband high-speed internet access products are manufactured in Iowa. The Company's products are manufactured from both standard components and parts that are built to the Company's specifications by other manufacturers. Certain of the Company's products contain multiple microprocessors for which proprietary machine-readable software is designed by the Company's engineers and technicians.

    Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

Research and Development

    Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 2000, 1999 and 1998, Andrew spent $40,262,000, $29,622,000 and $25,810,000, respectively, on research and development activities.

    Andrew holds approximately 328 active patents, relating to its products, expiring at various times between 2000 and 2019. Andrew attempts to obtain patent protection for significant developments whenever possible. The Company believes that, while patents in the aggregate are important to its business, the loss of any individual patent would not have a material adverse effect on its operations.

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

    There are numerous manufacturers of specialized antenna systems and radar systems components. There is substantial competition within this market and the Company is not a major competitor. The Company competes primarily on the basis of its ability to provide state-of-the-art solutions in these technologically demanding markets.

Backlog and Seasonality

    The following table sets forth the Company's backlog of orders believed to be firm and due to ship within the next year and beyond (government orders included herein are funded orders):

	Orders to be shipped as of September 30
	2000	1999
	Dollars in thousands
Within 12 months	$184,536	$170,706
After 12 months	1,391	3,276

	$185,927	$173,982

    Due to variability of shipments under large contracts, customers' seasonal installation considerations and variations in product mix and in profitability of individual orders, the Company can experience wide quarterly fluctuations in net sales and income. These variations can be expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

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

Employees

    At September 30, 2000, Andrew had 5,799 employees, 3,977 of whom were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations and believes that such relations are good.

Regulation

    Andrew is not directly regulated by any governmental agency in the United States. Most of its customers and the telecommunications industry, generally, are subject to regulation by the Federal

Communications Commission (FCC). The FCC controls the granting of operating licenses, allocation of transmission frequencies and the performance characteristics of earth station antennas. As a result of these controls, Andrew's antenna design specifications must be conformed on an ongoing basis to meet FCC requirements. This regulation has not adversely affected Andrew's operations.

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

Government Contracts

    Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $7,562,000 in 2000, $9,676,000 in 1999, and $9,520,000 in 1998. These contracts are typically less than 12 months in duration.

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

ITEM 2—PROPERTIES

    Andrew has seventeen manufacturing facilities, forty-five engineering and sales administration locations and fifteen distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

Location	Approximate floor area in square feet	Owned/Leased
Orland Park, Illinois	590,000	Owned
Addison, Illinois	201,000	Leased
Denton, Texas	222,000	Owned
Newnan, Georgia	224,000	Owned/Leased
Garland, Texas	64,000	Owned
Richardson, Texas	100,000	Owned
Tinley Park, Illinois	55,000	Leased
Burlington, Iowa	70,000	Owned
Burlington, Kansas	150,000	Leased

U.S. sub-total	1,676,000
Sorocaba, Sao Paulo, Brazil	229,000	Owned
Lochgelly, Fife, United Kingdom	167,000	Owned/Leased
Campbellfield, Victoria, Australia	114,000	Owned
Suzhou, China	85,000	Owned/Leased
Whitby, Ontario, Canada	92,000	Owned/Leased

Non-U.S. sub-total	687,000

TOTAL	2,363,000

The Company's properties are in good condition and are suitable for the purposes for which they are used.

    Andrew owns 715 acres of land. Of this total, 461 acres are unimproved, including 110 acres in Orland Park, Illinois, 137 acres in Floyd, Texas, 116 acres in Denton, Texas, and 98 acres in Ashburn, Ontario, Canada. Andrew also leases sales offices and facilities in the United States and in twenty-two countries outside the United States.

ITEM 3—LEGAL PROCEEDINGS

    Andrew is not involved in any pending legal proceedings that are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters that required a vote of security holders during the three months ended September 30, 2000.

ADDITIONAL ITEM—EXECUTIVE OFFICERS OF THE REGISTRANT

Floyd L. English, 66, chairman. Dr. English was elected chairman of Andrew in 1994, having served as president and chief executive officer since 1983 and as president and chief operating officer from 1982 to 2000. Dr. English joined Andrew in 1980 as vice president, corporate development and became vice president, U.S. operations in February 1981. He holds a bachelor of science degree in physics from California State University at Chico and earned M.S. and Ph.D. degrees in physics from Arizona State University.

Guy M. Campbell, 54, president and chief executive officer, joined Andrew in February 1999 as group president, wireless and in-building products. He was formerly vice president, wireless business systems from 1994 to 1999 at Ericsson, Inc., holding various executive positions prior to joining Andrew. He holds a BSEE from Marquette University and an M.S. in management science from West Coast University.

Thomas E. Charlton, 64, group president, antenna products. He joined the company in 1965 as director of advanced development and became a vice president in 1986. He holds a BSEE from the University of Notre Dame and earned M.S. and Ph.D. degrees in electrical engineering from Ohio State University.

John E. Desana, 51, group president, HELIAX® products and shelters. He joined the company in March 1991 as operations manager, HELIAX® cable products and became vice president, HELIAX® cable and accessories in November 1996. Prior to joining Andrew Corporation, he was employed by Litton Industries and Belden Wire and Cable. He graduated from Xavier University with a B.A. in economics.

Robert J. Hudzik, 51, vice president, business development joined Andrew Corporation in July 1996. He was formerly director, marketing and sales, network services for PTT Telecom of the Netherlands from January 1994 until July 1996. He was vice president, marketing for Ameritech Services from 1990 to 1994. He holds a BSEE from the University of Illinois at Urbana and an MBA from the University of Chicago.

Charles A. Jacobs, 39, group president, wireless and in-building products joined Andrew in June 2000. He was formerly director, global strategic marketing from 1998 to 2000 at the Motorola Personal Communications Sector. He served as vice president, product management at Phillips Consumer Communications and director, TDMA handsets at Ericsson, Inc. He holds a BSEE from Georgia Institute of Technology.

Gregory F. Maruszak, 52, vice president, administration and finance and chief financial officer. He joined Andrew Corporation in 1982 as financial reporting manager. He was named corporate controller in 1983 and vice president and corporate controller in 1991. In 1998, he was named vice president finance. He was senior manager of Ernst & Young from 1970 until 1982. He received a B.A. from Lewis University and is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society.

James D. McIlvain, 40, vice president, global sales. He joined Andrew in 1986 and served in a number of sales and sales management positions. He was named vice president, Asia-Pacific and global OEM sales in 2000, having previously been director, Asia-Pacific and global OEM sales since 1999. Prior to joining Andrew, he was employed by S.K. Products. He holds a B.A. from North Central College.

Charles R. Nicholas, 54, vice chairman. He joined Andrew in 1980 as treasurer, was named vice president, finance in 1982, chief financial officer in 1986 and executive vice president, administration and finance and chief financial officer in 1995. He was elected vice chairman in 2000. He was formerly a senior executive in the public accounting firm of Ernst & Young and is a graduate of St. Ambrose University, where he majored in accounting.

John B. Scott, 59, group president, broadband wireless and power amplifiers. He founded and was president of Scott Communications until it was acquired by Andrew in 1987. He holds a BSEE from the University of Miami and an M.S. in the same discipline from the University of Florida.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the National Nasdaq Market and the Chicago Stock Exchange.

    The Company had 3,854 holders of common stock of record at December 15, 2000.

    Information concerning the Company's stock price during the years ended September 30, 2000 and 1999 is incorporated herein by reference from Andrew's 2000 Annual Report to Stockholders, page 60. All prices represent high and low daily closing prices as reported by Nasdaq.

    It is the present practice of Andrew's Board of Directors to retain earnings in the business to finance the Company's operations and investments, and the Company does not anticipate payment of cash dividends in the foreseeable future.

    Long-term debt agreements include restrictive covenants that, among other things, restrict dividend payments. At September 30, 2000, $379,472,000 was not restricted for purposes of such payments.

ITEM 6—SELECTED FINANCIAL DATA

    Selected financial data for the last eleven fiscal years is incorporated herein by reference to the 2000 Annual Report to Stockholders, pages 38 and 39.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information concerning this item is incorporated herein by reference from the 2000 Annual Report to Stockholders, pages 17 through 21.

ITEM 7a.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodities:

    Interest Rate Risk — The Company had $126.8 million in debt outstanding at September 30, 2000 in the form of lines of credit and debt agreements at both fixed and variable rates. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $60.3 million or 47.6% of total debt. To assess its exposure to interest rates, the Company performed a sensitivity analysis on its variable rate debt. As a result, the Company determined that a 100 basis point increase in interest rates would not have a material effect on the Company's financial position, results of operations or cash flows. The Company currently does not use derivative instruments to manage its interest rate risk.

    Foreign Currency Risk — Andrew's international operations represent a substantial portion of its overall operating results and asset base. In most cases, the Company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in foreign countries for sale into those markets. During fiscal year 2000, sales of products exported from the United States or manufactured abroad were 50% of total sales.

    The Company's identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchase of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company has $51.8 million of investments in and advances to its ventures located in Russia, Ukraine and Mexico. The ultimate collectability of these advances and the Company's ability to recoup its investments in these ventures is tied in part to the economic stability of these countries, particularly Russia and the stability of the Russian Ruble. The Company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the establishment of local manufacturing facilities that conduct business in local currency and the use of borrowings denominated in local currencies. The Company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuation. These instruments held by the Company are not leveraged and are not held for trading or speculative purposes.

    Commodity Risk — The Company uses various metals in the production of its products, principally copper. The Company uses copper to manufacture coaxial cable. As a result, the Company is exposed to fluctuations in the price of copper. In order to reduce its exposure, the Company has negotiated copper purchasing contracts with various suppliers into fiscal year 2001. In general, the Company has contracts that lock copper pricing through June of 2001. The Company uses aluminum in the fabrication of many of its products, such as Terrestrial Microwave, Earth Station Antennas and Value Line Antennas. In order to reduce its exposure to aluminum price fluctuations the Company has entered into annual aluminum purchase agreements. These annual aluminum purchase contracts contain a quarterly price adjustment clause that allows the price to be changed once each quarter based on the previous quarter's market rates for aluminum.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors are incorporated herein by reference to the 2000 Annual Report to Stockholders, pages 22 through 36.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors of the Registrant is incorporated herein by reference from the Company's 2000 Proxy Statement under the caption "Election of Directors."

    Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the Company's 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

    Information concerning the executive officers of the Registrant can be found in Part I of this Annual Report on Form 10-K under the caption "Additional Item — Executive Officers of the Registrant."

ITEM 11—EXECUTIVE COMPENSATION

    Information concerning management and director compensation is incorporated herein by reference from the Company's 2000 Proxy Statement under the captions "Director Compensation" and "Executive Compensation."

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2000 Proxy Statement under the caption "Ownership of Andrew Common Stock."

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of Andrew Corporation and subsidiaries included in the 2000 Annual Report to Stockholders are incorporated by reference in Item 8 above:
Consolidated Statements of Income years ended September 30, 2000, 1999 and 1998	page 22
Consolidated Balance Sheets September 30, 2000 and 1999	page 23
Consolidated Statements of Cash Flows years ended September 30, 2000, 1999 and 1998	page 24
Consolidated Statements of Stockholders' Equity years ended September 30, 2000, 1999 and 1998	page 25
Notes to Consolidated Financial Statements	pages 26 through 35
Selected Quarterly Financial Information	page 35
Report of Independent Auditors	page 36
(a)(2)	Financial Statement Schedules
None

(a)(3)	Exhibit Index:

Exhibit No.	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1(i) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
3.2	By-Laws of Registrant	Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
4.1	Note Agreement dated September 1, 1990	Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.2	First Amendment to Note Agreement dated September 1, 1990	Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.3	Stockholder Rights Agreement Dated November 14, 1996	Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference.
10.1*	Executive Severance Benefit Plan Agreement with Floyd L. English	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference.
10.2*	Executive Severance Benefit Plan Agreement with Charles R. Nicholas	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference.
10.3*	Executive Severance Benefit Plan Agreement with Thomas E. Charlton	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.4*	Executive Severance Benefit Plan Agreement with John B. Scott	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.5*	Executive Severance Benefit Plan Agreement with Robert J. Hudzik	Filed as Exhibit 10(a)c to Form 10-Q for fiscal quarter ended December 31, 1997 and incorporated herein by reference.
10.6*	Executive Severance Benefit Plan Agreement with John E. DeSana	Filed as Exhibit 10(a)c(iii) to Form 10-Q for quarter ended December 31, 1998 and incorporated herein by reference.

10.7*	Executive Severance Benefit Plan Agreement with Guy M. Campbell	Filed as Exhibit 10(a)e to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
10.8*	Executive Severance Benefit Plan Agreement with Charles A. Jacobs	Filed as Exhibit 10 to Form 10-Q for quarter ended June 30, 2000 and incorporated herein by reference.
10.9*	Executive Severance Benefit Plan Agreement with Gregory F. Maruszak
10.10*	Management Incentive Plan Dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.11*	Non-employee Directors' Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
10.12	Guaranty dated as of fiscal April 11, 1996.	Filed as Exhibit 10(d)d to Form 10-Q for quarter ended June 30, 1996 and incorporated herein by reference.
10.13	Replacement Note dated as of fiscal April 8, 1996.	Filed as Exhibit 10(d)e to Form 10-Q for quarter ended June 30, 1996 and incorporated herein by reference.
10.14	Credit Agreement dated as of March 17, 2000	Filed as Exhibit 10 to Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference.
10.15	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.
10.16	Amended and Restated Employee Retirement Benefit Restoration Plan dated October 1, 1998.	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999(filed on December 22, 1998) and incorporated herein by reference.
10.17	May 4, 1998 Assignment Agreement between ABN-Amro Bank N.V. and Bank Austria Aktiengesellschaft	Filed as Exhibit 10 to Form 10-Q for fiscal quarter ended June 30,1998 and incorporated herein by reference.
10.18*	Management Incentive Program Dated November 18, 1999
13	2000 Annual Report to Stockholders	Pages 17 through 36 and 38-39 of the 2000 Annual Report to Shareholders, which are expressly incorporated herein by reference.
21	List of Significant Subsidiaries
23	Consent of Independent Auditors

27	Financial Data Schedules
99.1	Description of Common Stock	Filed as Exhibit 99(a) to Form 10-K for fiscal year ended September 30, 1997 and incorporated herein by reference.
*	Indicates compensatory plan
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 2000

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Andrew Corporation

We have audited the consolidated financial statements of Andrew Corporation and subsidiaries listed in Item 14(a) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting in the United States.

/s/ Ernst & Young LLP
Chicago, Illinois
October 20, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2000.

Andrew Corporation
By	/s/ GUY M. CAMPBELL Guy M. Campbell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/ GUY M. CAMPBELL Guy M. Campbell President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ GREGORY F. MARUSZAK Gregory F. Maruszak Vice President Administration and Finance and Chief Financial Officer (Principal Financial Officer)
	/s/ FLOYD L. ENGLISH Floyd L. English Chairman	/s/ CHARLES R. NICHOLAS Charles R. Nicholas Vice Chairman
	/s/ MARK A. OLSON Mark A. Olson Vice President, Corporate Controller (Principal Accounting Officer)	/s/ JOHN G. BOLLINGER John G. Bollinger Director
	/s/ THOMAS A. DONAHOE Thomas A. Donahoe Director	/s/ KENNETH J. DOUGLAS Kenneth J. Douglas Director
	/s/ ELIZABETH A. FETTER Elizabeth A. Fetter Director	/s/ JERE D. FLUNO Jere D. Fluno Director
	/s/ WILLIAM O. HUNT William O. Hunt Director	/s/ GLEN O. TONEY Glen O. Toney Director

EXHIBIT INDEX

Item Number	Description
10.9	Executive Severance Benefit Plan Agreement with Gregory F. Maruszak
10.18	Management Incentive Program, dated November 18, 1999
13	2000 Annual Report to Stock Holders, page 17 through 36 and page 38 and 39
21	List of Significant Subsidiaries
23	Consent of Independent Auditors
27	Financial Data Schedule

QuickLinks

PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ADDITIONAL ITEM—EXECUTIVE OFFICERS OF THE REGISTRANT
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
REPORT OF INDEPENDENT AUDITORS
SIGNATURES
EXHIBIT INDEX