Form 10-Q
period 2000-12-31
ANDREW CORP
filed 2001-02-12
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark-One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-14617

ANDREW CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-2092797 (I.R.S. Employer Identification Number)

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

    Common Stock, $.01 Par Value—81,394,864 shares as of January 31, 2001

INDEX
ANDREW CORPORATION

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET

     (In Thousands)

	December 31 2000	September 30 2000
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$48,596	$44,865
Accounts Receivable, less allowances (Dec. $3,447; Sept. $2,983)	248,725	263,016
Inventories
Finished Products	70,861	77,082
Materials and Work in Process	140,321	127,086

	211,182	204,168
Miscellaneous Current Assets	13,325	12,632

Total Current Assets	521,828	524,681
Other Assets
Cost in excess of net assets of businesses acquired, less accumulated amortization (Dec. $9,728; Sept. $8,625)	36,964	37,799
Investments in and Advances to Affiliates	52,086	51,759
Other assets	7,831	7,698
Property, Plant, and Equipment
Land and land improvements	19,630	19,291
Buildings	99,626	95,510
Equipment	384,209	370,286
Allowances for depreciation	(300,879)	(289,827)

	202,586	195,260

TOTAL ASSETS	$821,295	$817,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable	$42,440	$45,771
Accounts Payable	49,044	58,538
Accrued expenses and other liabilities	28,042	18,557
Compensation and related expenses	13,931	30,303
Income taxes	11,374	5,639
Current portion of long-term debt	6,383	15,215

Total Current Liabilities	151,214	174,023
Deferred Liabilities	25,062	25,132
Long-term debt, less current portion	65,239	65,843
Minority Interest	9,676	9,254
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized; 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	65,789	64,136
Accumulated other comprehensive income	(32,920)	(35,801)
Retained earnings	782,060	761,131
Treasury stock, at cost (21,329,020 shares in Dec.; 21,476,101 shares in Sept.)	(245,852)	(247,548)

	570,104	542,945

TOTAL LIABILITIES AND EQUITY	$821,295	$817,197

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

     (In thousands, except per share amounts)

	Three Months Ended December 31
	2000	1999
Sales	$280,522	233,568
Cost of products sold	190,737	157,524

Gross Profit	89,785	76,044
Operating Expenses
Research and development	11,507	9,646
Sales and administrative	42,495	41,489

	54,002	51,135
Operating Income	35,783	24,909
Other
Interest expense	2,404	1,378
Interest income	(613)	(385)
Other (income) expense	3,214	(738)

	5,005	255
Income Before Taxes	30,778	24,654
Income Taxes	9,849	7,888

Net Income	$20,929	$16,766

Basic and Diluted Net Income per Average Share of Common Stock Outstanding	$0.26	$0.21

Average Basic Shares Outstanding	81,318	81,161

Average Diluted Shares Outstanding	81,585	81,276

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

     (In thousands)

	Three Months Ended December 31
	2000	1999
Cash Flows from Operations
Net Income	$20,929	$16,766
Adjustments to Net Income
Restructuring Costs	0	(432)
Depreciation and amortization	12,147	10,173
Decrease (increase) in accounts receivable	15,717	(14,894)
(Increase) in inventories	(6,641)	(24,639)
(Increase) decrease in miscellaneous current and other assets	(737)	1,836
Decrease (increase) in receivables from affiliates	0	18
(Decrease) increase in accounts payable and other liabilities	(7,686)	7,931
Other	452	459

Net Cash From (Used in) Operations	34,181	(2,782)
Investing Activities
Capital Expenditures	(19,556)	(18,745)
Acquisition of businesses, net of cash received	(268)	(14,929)
Investments in and advances to affiliates, net	(308)	2,646
Proceeds from sale of property, plant and equipment	351	69

Net Cash Used in Investing Activities	(19,781)	(30,959)
Financing Activities
Long-term debt (payments) borrowings—net	(8,588)	(972)
Short-term debt (payments) borrowings—net	(4,489)	33,065
Purchase of treasury stock	0	(24,630)
Stock purchase and option plans	425	1,784

Net Cash (Used in) From Financing Activities	(12,652)	9,247
Effect of exchange rate changes on cash	1,983	2

Increase (Decrease) for the Period	3,731	(24,492)
Cash and cash equivalents at beginning of period	44,865	38,287

Cash and cash equivalents at end of period	$48,596	$13,795

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 2000.

NOTE B—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31
	2000	1999
	(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$20,929	$16,766

Denominator:
Weighted average shares outstanding	81,318	81,161

Net income per share—basic	$0.26	$0.21

DILUTED EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$20,929	$16,766

Denominator:
Weighted average shares outstanding	81,318	81,161
Effect of dilutive securities:
Stock options	267	115

	81,585	81,276

Net income per share—diluted	$0.26	$0.21

Options to purchase 3,204,737 shares of common stock, at prices ranging from $22.65 - $38.17 per share, were not included in the computation of diluted earnings per share for the three months ended December 2000 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 3,056,570 shares of common stock, at prices ranging from $15.13 -$38.17 per share, were not included in the December 1999 diluted earnings per share calculation because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Comprehensive income for the three months ended December 31, 2000 and 1999 amounted to $23,810,000 and $15,191,000 respectively

NOTE D—RECENTLY ISSUED ACCOUNTING POLICIES

In July 2000, the FASB's Emerging Issues Task Force (EITF) reached a conclusion on EITF Issue 00-10, accounting for shipping and handling fees and costs. The company will adopt EITF Issue 00-10 starting in the fourth quarter of fiscal year 2001. Adoption of Issue 00-10 will not have a material effect on the company's financial statements. EITF Issue 00-10 requires that shipping and handling expenses billed to customers be recorded as part of sales revenue and that the related expenses be recorded in cost of products sold. The company currently passes any shipping costs on to its customers at cost and does not record any shipping charges as part of sales revenue or cost of products sold. Adoption of EITF Issue 00-10 will not impact income or gross profit but will cause the gross profit percentage to decrease from what has historically been reported.

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The company will adopt SAB No. 101 in the fourth quarter of fiscal year 2001. Adoption of SAB No. 101 is not expected to have a material effect on the company's financial statements.

NOTE E—SEGMENT

The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the quarter ended December 31, 2000 were $280.5 million, 20.1% higher than the same period last fiscal year. All major product areas and most geographic markets increased, compared to last year. Sales to the wireless infrastructure market continued to drive sales growth, as wireless service providers continued to invest in network infrastructure expansion. Sales to the wireless infrastructure market showed substantial increases in North America, Asia, especially China, and Latin America. Fixed telecommunications network sales continued to show growth with substantial increases in the United States and Latin America. Wireless accessory sales rose sharply in the quarter as new programs and marketing initiatives accelerated the growth in automotive products and hands-free kits. Sales to the broadcast and government market declined due to weakness in the U.S. market and the divestiture of the company's government electronics business in the second quarter of fiscal year 2000.

From a product standpoint, coaxial cable sales increased in most markets, with large increases in North America and Asia, driven by growth in the wireless infrastructure market. Special antennas and other support products increased due mainly to higher equipment shelter and base station antenna sales. Terrestrial microwave antenna systems grew significantly in North America, Latin America and Asia.

Gross margin as a percentage of sales was 32.0% in the first quarter of 2001, compared to 32.6% in the first quarter of 2000. The decrease in gross margin was mainly driven by competitive market conditions and pricing pressure in the cable market. Product mix also contributed to the lower margin, driven by higher sales of lower margin products, such as equipment shelters. The negative impact of price erosion and product mix was mostly offset by the positive impact of increased volume and productivity improvements. On a sequential basis, gross margin decreased from 32.7% for the fourth quarter of 2000 to 32.0% for the first quarter of 2001, due largely to product mix.

Operating expenses as a percentage of sales were 19.3% in the first quarter of 2001, compared to 21.9% for the first quarter of 2000. While operating expenses declined as a percentage of sales, they increased $2.9 million or 5.6%, compared to last year. This was mainly due do to an increase in research and development expenses. Research and development increased 19.3% or $1.9 million as a result of continued efforts to develop new products and move into new markets. Sales and administrative costs increased $1.0 million or 2.4%. This was due to planned increases in sales and marketing expenses to further stimulate sales growth.

Interest expense increased $1.0 million compared to last year. The increase in interest expense was primarily due to an increase in short-term borrowing in the U.S. and long-term borrowing in China. Other expense increased $3.9 million from income of $0.7 million in 2000 to expense of $3.2 million in 2001. This increase was due to foreign exchange losses in both Europe and Brazil compared to foreign exchange gains in these regions during the same period last year.

LIQUIDITY

Cash and cash equivalents increased $3.7 million during the first quarter of 2001 to $48.6 million. Working capital totaled $370.6 million at December 31, 2000 compared to $350.7 million at September 30, 2000. The increase in working capital in the quarter was driven by a decrease in current liabilities. Current liabilities decreased primarily due to fiscal year 2000 profit sharing and management bonuses being paid in the quarter and the reduction of short-term debt. Management believes the current working capital level is adequate to meet the company's normal operating needs.

The company generated $34.2 million of cash from operations in the first quarter of 2001, compared to $2.8 million used for operations in the first quarter of 2000. The increase in cash generated from operations was the result of a decrease in accounts receivable and slower inventory growth in the quarter. Days sales in billed receivables were 76 days at December 31, 2000, decreasing three days from 79 days at December 31, 1999 and down five days from 81 days at September 30, 2000. Collection efforts improved in most geographic regions. Though sales increased 20.1%, inventory levels were only 10.4% higher than they were at December 31, 1999. The increase in cash generated from accounts receivable and inventory was offset by a $7.7 million decrease in current liabilities. Compared to last year, accounts payable decreased and larger payments were made for annual profit sharing and management bonuses in the quarter.

Net cash used in investing activities during the first quarter of fiscal year 2001 was $19.8 million, including $19.6 million for capital expenditures. Capital expenditures increased 4.3% going from $18.7 million for the first quarter of 2000. Compared to last year, capital expenditures to expand production capacity increased, while expenditures for the company's management information systems decreased. In December 2000, the company paid $0.3 million of additional purchase consideration to certain Conifer Corporation shareholders as part of the December 1999 acquisition agreement. In the first quarter of fiscal year 2000, the company spent $14.9 million on two acquisitions. In December 1999, the company acquired Conifer Corporation for $13.0 million. Conifer Corporation designs and manufactures Multichannel Multipoint Distribution Service (MMDS) subscriber products, Wireless LAN equipment, and Direct Broadcast Satellite (DBS) accessories. In October 1999, the company acquired a controlling interest in Comtier Corporation for $2.0 million. The company had previously accounted for its minority investment in Comtier Corporation under the equity accounting method. Comtier Corporation manufactures and designs high-speed broadband modems that use satellite technology.

Net cash used for financing activities totaled $12.7 million. Net long-term debt was reduced in the quarter, due to the repayment of $8.8 million of long-term debt owed by the company's Brazilian operations. The company also reduced short-term borrowing under its revolving credit agreements by $4.5 million in the first quarter of 2001.

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

While Andrew Corporation's management is optimistic about the Company's long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook. Risks that may affect us include the volatility of our stock price, fluctuations in our operating results, the impact of economic fluctuations, intense competition and pricing pressure, rapid technological change and pressure for us to develop new products and risks associated with our international operations. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see Andrew's Annual Report on Form 10-K for the year ended September 30, 2000.

PART II—OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

      (a) Reports on form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 12, 2000	By:	/s/ GREGORY F. MARUSZAK Gregory F. Maruszak Vice President Administration and Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

INDEX ANDREW CORPORATION
ANDREW CORPORATION CONSOLIDATED BALANCE SHEET
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ANDREW CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
SIGNATURES