Form 10-Q
period 2001-03-31
ANDREW CORP
filed 2001-05-14
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

    Common Stock, $.01 Par Value—81,394,864 shares as of April 30, 2001

INDEX
ANDREW CORPORATION

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets—March 31, 2001 and September 30, 2000.
Consolidated statements of income—Three and six months ended March 31, 2001 and 2000.
Consolidated statements of cash flows—Six months ended March 31, 2001 and 2000.
Notes to consolidated financial statements—March 31, 2001.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K.
SIGNATURES

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET
(In Thousands)

	March 31 2001	September 30 2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,000	$44,865
Accounts Receivable, less allowances (March—$4,135; September—$2,983)	223,580	263,016
Inventories
Finished products	74,764	77,082
Materials and work in process	130,704	127,086

	205,468	204,168
Miscellaneous current assets	8,226	12,632

Total Current Assets	494,274	524,681
Other Assets
Cost in excess of net assets of businesses acquired, less accumulated amortization (March—$10,871; September—$8,625)	36,137	37,799
Investments in and advances to affiliates	41,844	51,759
Other assets	6,885	7,698
Property, Plant, and Equipment
Land and land improvements	19,612	19,291
Building	92,820	95,510
Equipment	404,069	370,286
Allowances for depreciation	(305,508)	(289,827)

	210,993	195,260

Total Assets	$790,133	$817,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	35,625	45,771
Accounts payable	45,566	58,538
Accrued expenses and other liabilities	17,830	18,557
Compensation and related expenses	17,270	30,303
Income taxes	6,010	5,639
Current portion of long-term debt	6,282	15,215

Total Current Liabilities	128,583	174,023
Deferred Liabilities	24,685	25,132
LONG-TERM DEBT, less current portion	64,752	65,843
MINORITY INTEREST	2,205	9,254
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
400,000,000 shares authorized;
102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	65,749	64,136
Retained earnings	790,223	761,131
Accumulated other comprehensive income	(41,304)	(35,801)
Treasury stock, at cost (21,323,346 shares in March; 21,476,101 shares in September)	(245,787)	(247,548)

	569,908	542,945

TOTAL LIABILITIES AND EQUITY	$790,133	$817,197

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2001	2000	2001	2000
Sales	$234,526	$242,663	$515,048	$476,231
Cost of products sold	167,627	164,688	358,364	322,211

Gross Profit	66,899	77,975	156,684	154,020
Operating Expenses
Research and development	12,312	8,797	23,819	18,443
Sales and administrative	42,405	40,063	84,900	81,552

	54,717	48,860	108,719	99,995

Operating Income	12,182	29,115	47,965	54,025
Other
Interest expense	1,733	2,332	4,137	3,710
Interest income	(440)	(562)	(1,053)	(947)
Other (income) expense, net	(1,116)	1,904	2,098	1,166

	177	3,674	5,182	3,929

Income Before Taxes	12,005	25,441	42,783	50,096
Income taxes	3,842	8,141	13,691	16,029

Net Income	$8,163	$17,300	$29,092	$34,067

Basic and Diluted Earnings per Share	$0.10	$0.21	$0.36	$0.42

Average Shares Outstanding
Basic	81,394	80,565	81,355	80,865

Diluted	81,515	81,039	81,549	81,160

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended March 31
	2001	2000
Cash Flows from Operations
Net income	$29,092	$34,067
Adjustments to Net Income
Restructuring costs	0	3,398
Depreciation and amortization	24,763	21,017
Decrease (increase) in accounts receivable	36,381	(26,525)
Increase in inventories	(4,645)	(48,503)
Decrease in misc. current and other assets	4,839	1,343
Decrease in receivables from affiliates	0	22
(Decrease) increase in accounts payable and other liabilities	(22,743)	20,884
Other	376	928

Net Cash From Operations	68,063	6,631
Investing Activities
Capital expenditures	(41,162)	(41,158)
Acquisition of businesses, net of cash acquired	(6,300)	(14,929)
Investments in and advances to affiliates, net	9,876	4,252
Proceeds from sale of property, plant and equipment	507	158

Net Cash Used in Investing Activities	(37,079)	(51,677)
Financing Activities
Long-term (payments), net	(8,926)	(2,447)
Short-term (payments) borrowings, net	(9,937)	64,721
Purchase of treasury stock	0	(24,630)
Stock purchase and option plans	450	3,342

Net Cash (Used In) From Financing Activities	(18,413)	40,986
Effect of exchange rates on cash	(436)	(1,941)

Total Increase (Decrease) for the Period	12,135	(6,001)
Cash and equivalents at beginning of period	44,865	38,287

Cash and equivalents at end of period	$57,000	$32,286

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 2000.

NOTE B—EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31
	2001	2000	2001	2000
(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$8,163	$17,300	$29,092	$34,067
Denominator:
Weighted average shares outstanding	81,394	80,565	81,355	80,865

Net income per share—basic	$0.10	$0.21	$0.36	$0.42

DILUTED EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$8,163	$17,300	$29,092	$34,067
Denominator:
Weighted average shares outstanding	81,394	80,565	81,355	80,865
Effect of dilutive securities:
Stock options	121	474	194	295

	81,515	81,039	81,549	81,160

Net income per share—diluted	$0.10	$0.21	$0.36	$0.42

    Options to purchase 3,656,467 shares of common stock, at prices ranging from $18.19 - $38.17 per share, were not included in the computation of diluted earnings per share for the six months ended March 2001 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 658,224 shares of common stock, at prices ranging from $24.50 - $38.17 per share, were not included in the six months ended March 2000 diluted earnings per share calculation because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—BUSINESS AQUISITIONS

    In January 2001, the company purchased the 30% minority interest in the company's Brazilian operations for $7.0 million giving the company 100% ownership of this operation. The $7.0 million purchase price consists of a $6.0 million cash payment and $1.0 million payable within a year of the purchase. This acquisition was accounted for as a purchase, resulting in $0.3 million of goodwill. Pro forma net income, assuming this acquisition occurred on October 1, 1999, would not have been materially different from the reported results of operations.

NOTE D—COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the company to report foreign currency translation adjustments as well as the change in fair value of derivatives designated as hedges, as a component of other comprehensive income. Comprehensive income for the six months ended March 31, 2001 and 2000 amounted to $23,589,000 and $28,910,000, respectively. Comprehensive income(loss) for the three months ended March 31, 2001 and 2000 amounted to ($221,000) and $13,723,000, respectively.

NOTE E—RECENTLY ISSUED ACCOUNTING POLICIES

    In July 2000, the FASB's Emerging Issues Task Force (EITF) reached a conclusion on EITF Issue 00-10, accounting for shipping and handling fees and costs. The company will adopt EITF Issue 00-10 starting in the fourth quarter of fiscal year 2001. Adoption of Issue 00-10 will not have a material effect on the company's financial statements. EITF Issue 00-10 requires that shipping and handling expenses billed to customers be recorded as part of sales revenue. The related expenses are required to be recorded in cost of products sold or elsewhere in the income statement with adequate disclosure. The company currently passes any shipping costs on to its customers at cost and does not record any shipping charges as part of sales revenue or cost of products sold. Adoption of EITF Issue 00-10 will not impact income or gross profit but will cause the gross profit percentage to decrease from what has historically been reported.

    In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The company will adopt SAB No. 101 in the fourth quarter of fiscal year 2001. Adoption of SAB No. 101 is not expected to have a material effect on the company's financial statements.

NOTE F—ADOPTION OF NEW ACCOUNTING POLICIES

    As of October 1, 2001, the company has adopted the Financial Accounting Standard Board's (FASB) statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB statement No. 138. These statements require that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives designated as hedges will either be offset against the hedged item or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of derivatives that are designated as hedges will be immediately recognized into earnings. The adoption of these FASB statements did not have a material effect on the company's results of operations.

    At March 31, 2001, the company had several forward contracts in place to hedge the expected cash flow from an inter-company, Canadian dollar debt instrument. The fair value of these forward contracts resulted in an asset of $0.3 million as of March 31, 2001. The perfectly effective portion of the change in fair value of these hedge instruments has been offset by the change in value of this debt instrument or recorded in other comprehensive income. The ineffective portion of these cash flow hedges has been recognized into earnings and has not had a material impact on earnings.

NOTE G—SEGMENT

    The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended March 31, 2001 were $234.5 million, 3.4% lower than the same period last fiscal year. A slow down in spending on infrastructure by U.S. wireless service providers drove the decline in sales. Sales to the U.S. wireless infrastructure market, principally cable sales, were down compared to the exceptionally strong second quarter of fiscal year 2000. The European wireless infrastructure market remained strong, showing good growth, while sales in other regions declined or were flat. Fixed telecommunications network sales declined, mostly in the U.S. and Canada. Sales to the broadcast market increased, principally in the U.S. Wireless accessory sales declined slightly despite the fact that sales to the automotive industry continued to show strong growth. From a product standpoint cable sales decreased while terrestrial microwave, broadcast and earth station antennas all showed double-digit growth for the quarter compared to the second quarter of last fiscal year.

    Sales for the six months ended March 31, 2001 were $515.0 million, 8.2% higher than the first six months of last fiscal year. This growth in sales was due to the 20.1% increase in the first quarter of the fiscal year versus the first quarter of fiscal year 2000. Strong sales to the wireless infrastructure market in North America, Asia and Europe drove this increase. Due to a strong first quarter, sales have increased across all major markets and geographic areas for fiscal year 2001, compared to fiscal year 2000.

    Gross margin as a percentage of sales was 28.5% in the second quarter of 2001, compared to 32.1% for the same period last fiscal year. Gross margin decreased approximately 6.0 points due to lower prices, mainly due to lower cable and connector prices. Product mix caused approximately a 1.0 point decline in margin. These factors were offset by efficiency improvements that increased gross margin 3.4 points. Gross margin as a percentage of sales was 30.4% and 32.3% for the first six months of fiscal year 2001 and 2000, respectively. This decrease was due to pricing pressure, which was partially offset by increases in volume and improvements in production efficiency.

    Operating expenses as a percentage of sales were 23.3% in the second quarter of 2001, compared to 20.1% in the second quarter of 2000. Operating expenses increased 12.0% or $5.9 million primarily due to a 40.0% or $3.5 million increase in research and development expense. The company has continued to expand its efforts to develop products for existing and new markets. Major research and development efforts have been centered on power amplifiers, satellite modems and broadband wireless products, including antennas and repeaters. Sales and administrative expenses increased 5.8% or $2.3 million. This was due to an increase in sales expense related to heightened sales efforts, especially in the Asia-Pacific region. Operating expenses as a percentage of sales remained relatively flat at 21.1%, compared to 21.0% for the first six months of 2001 and 2000, respectively. Year to date operating expenses increased 8.7% or $8.7 million compared to last year. This was primarily due to a 29.1% or $5.4 million increase in research and development expenses.

    Compared to fiscal year 2000, interest expense decreased $0.6 million for the quarter and increased $0.4 million for the first six months of the fiscal year. The fluctuations in interest expense were driven by fluctuations in short-term borrowing, which decreased during fiscal year 2001. Other (income) / expense, net was income of $1.1 million for the quarter compared to expense of $1.9 million for the second quarter of 2000. This was largely due to an increase in foreign exchange gains and the elimination of minority interest expense for the company's Brazilian operations. For the first six months of the year other (income)/expense, net was expense of $2.1 million versus $1.2 million for the same period in fiscal year 2000. This increase was primarily due to foreign exchange losses recognized in the first quarter of 2001.

LIQUIDITY

    Cash and cash equivalents increased $12.1 million during the first half of fiscal 2001 to $57.0 million. Working capital totaled $365.7 million at March 31, 2001, compared to $350.7 million at September 30,

2000. Management believes the current working capital level is adequate to meet the company's normal operating needs. For the first half of fiscal year 2001 the company generated $68.1 million of cash flow from operations primarily from: $29.1 million of earnings, non-cash charges of $24.8 million for depreciation and amortization, and $36.4 million from the decrease in accounts receivable. The company generated $6.6 million of cash flow from operations in the first six months of 2000. For fiscal year 2001, the company has seen a normal seasonal trend with sales decreasing sequentially in the first and second quarter. The decrease in sales generated cash flow from operations as accounts receivable decreased and inventory levels grew modestly. In fiscal year 2000, the company saw exceptionally strong sales. Unlike the normal seasonal trends experienced by the company, sales grew sequentially in the first and second quarter of 2000. This growth in sales required the company to use cash to fund the growth in inventory and accounts receivable. The time required to collect accounts receivable remained relatively constant. Days sales in billed receivables increased slightly to 81 days from 79 days as of March 31, 2001 and March 31, 2000, respectively.

    Net cash used in investing activities during the first half of fiscal year 2001 was $37.1 million. Capital expenditures were $41.2 million. Substantial portions of these expenditures were focused on increasing cable production efficiency and capacity, especially in China and Brazil. In January 2001, the company acquired the 30.0% minority ownership in the company's Brazilian operations for $7.0 million. The company made a $6.0 million dollar payment in January 2001 and will make another $1.0 million payment within one year of the purchase date. In December 2000, the company paid $0.3 million of additional purchase consideration to certain Conifer Corporation shareholders as part of the December 1999 acquisition agreement. In the first six months of fiscal year 2000, the company acquired Conifer Corporation for $13.0 million and the controlling interest in Comtier Corporation for $2.0 million. The company's investment in its Russian joint telecommunications ventures decreased by $9.9 million during the first six months of year due to the refinancing of $7.9 million of advances from the company with bank financing guaranteed by the company.

    Net cash used in financing activities for the first six months of the year was $18.4 million, mainly due to reduction of debt. The company decreased its long-term debt by $8.9 million, due mostly to the payment of $8.8 million in the first quarter by the company's Brazilian operations. The company has reduced its short-term borrowing under its revolving credit agreements by $9.9 million during the year.

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

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to A Vote of Security Holders

(a) Andrew's Annual Meeting of Stockholders was held on February 13, 2001

(b) Items submitted to a vote

1.
Election of Directors

Nominee	For	Against	Broker/Non-Votes	Abstentions
J. G. Bollinger	74,092,721	0	0	1,817,480
G.M. Campbell	74,817,711	0	0	1,092,490
T.A. Donahoe	74,804,424	0	0	1,105,777
F.L. English	73,829,266	0	0	2,080,935
E. A. Fetter	74,807,049	0	0	1,103,152
J. D. Fluno	74,810,177	0	0	1,093,637
W. O. Hunt	73,254,832	0	0	2,655,369
C.R. Nicholas	74,792,263	0	0	1,117,938
G. O. Toney	74,779,782	0	0	1,130,419

2. The selection of Ernst & Young to serve as independent public auditors for fiscal year 2001. The selection of Ernst & Young as independent auditors was ratified by votes of 75,419,860 for, 132,034 against, and 358,307 abstentions.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibit index

Exhibit No.	Description
10	Unsecured line of credit agreement with Bank One, NA London Branch dated January 19, 2001.

(b) Reports on form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ GREGORY F. MARUSZAK Gregory F. Maruszak Vice President Finance and Administration, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date May 11, 2001

EXHIBIT INDEX

Exhibit No.	Description
10	Unsecured line of credit agreement with Bank One, NA London Branch, dated January 19, 2001

QuickLinks

INDEX ANDREW CORPORATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  ITEM 4. Submission of Matters to A Vote of Security Holders
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES
EXHIBIT INDEX