Form 10-Q
period 2001-06-30
ANDREW CORP
filed 2001-08-13
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark-One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-14617

ANDREW CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	36-2092797
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

    Common Stock, $.01 Par Value—81,395,864 shares as of July 31, 2001

INDEX
ANDREW CORPORATION

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets—June 30, 2001 and September 30, 2000.
Consolidated statements of income—Three and nine months ended June 30, 2001 and 2000.
Consolidated statements of cash flows—Nine months ended June 30, 2001 and 2000.
Notes to consolidated financial statements—June 30, 2001.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET
(In Thousands)

	June 30 2001	September 30 2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$88,864	$44,865
Accounts Receivable, less allowances (June—$3,992; September —$2,983)	227,523	263,016
Inventories
Finished products	73,920	77,082
Materials and work in process	124,675	127,086

	198,595	204,168
Miscellaneous current assets	8,110	12,632

Total Current Assets	523,092	524,681
Other Assets
Cost in excess of net assets of businesses acquired, less accumulated amortization (June—$12,016; September—$8,625)	35,033	37,799
Investments in and advances to affiliates	41,219	51,759
Other assets	6,580	7,698
Property, Plant, and Equipment
Land and land improvements	19,680	19,291
Building	101,965	95,510
Equipment	403,881	370,286
Allowances for depreciation	(313,855)	(289,827)

	211,671	195,260

Total Assets	$817,595	$817,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	40,376	45,771
Accounts payable	54,366	58,538
Accrued expenses and other liabilities	19,949	18,557
Compensation and related expenses	22,040	30,303
Income taxes	4,810	5,639
Current portion of long-term debt	25,568	15,215

Total Current Liabilities	167,109	174,023
Deferred Liabilities	24,918	25,132
LONG-TERM DEBT, less current portion	44,836	65,843
MINORITY INTEREST	2,205	9,254
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized; 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	65,755	64,136
Retained earnings	802,460	761,131
Accumulated other comprehensive income	(44,940)	(35,801)
Treasury stock, at cost (21,322,346 shares in June; 21,476,101 shares in September)	(245,775)	(247,548)

	578,527	542,945

TOTAL LIABILITIES AND EQUITY	$817,595	$817,197

    See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2001	2000	2001	2000
Sales	$241,798	$259,214	$756,846	$735,445
Cost of products sold	167,999	174,068	526,363	496,279

Gross Profit	73,799	85,146	230,483	239,166
Operating Expenses
Research and development	11,340	10,641	35,159	29,084
Sales and administrative	43,046	39,670	127,946	121,222

	54,386	50,311	163,105	150,306

Operating Income	19,413	34,835	67,378	88,860
Other
Interest expense	1,617	2,644	5,754	6,354
Interest income	(639)	(527)	(1,692)	(1,474)
Other expense, net	440	1,976	2,538	3,142

	1,418	4,093	6,600	8,022

Income Before Taxes	17,995	30,742	60,778	80,838
Income taxes	5,758	9,837	19,449	25,866

Net Income	$12,237	$20,905	$41,329	$54,972

Basic and Diluted Earnings per Share	$0.15	$0.26	$0.51	$0.68

Average Shares Outstanding
Basic	81,395	80,878	81,365	80,869

Diluted	81,488	81,577	81,525	81,298

    See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended June 30
	2001	2000
Cash Flows from Operations
Net income	$41,329	$54,972
Adjustments to Net Income
Restructuring costs	0	3,717
Depreciation and amortization	38,610	33,111
Decrease (increase) in accounts receivable	31,001	(51,060)
Decrease (increase) in inventories	1,949	(58,151)
Decrease in misc. current and other assets	5,081	510
Decrease in receivables from affiliates	0	22
(Decrease) increase in accounts payable and other liabilities	(7,977)	28,646
Other	426	1,290

Net Cash From Operations	110,419	13,057
Investing Activities
Capital expenditures	(55,896)	(64,149)
Acquisition of businesses, net of cash acquired	(6,300)	(14,929)
Investments in and advances to affiliates, net	10,498	5,049
Proceeds from sale of property, plant and equipment	623	285

Net Cash Used in Investing Activities	(51,075)	(73,744)
Financing Activities
Long-term debt payments, net	(9,392)	(2,857)
Notes Payable (payments) borrowings, net	(4,027)	68,818
Purchase of treasury stock	0	(24,630)
Stock purchase and option plans	468	12,440

Net Cash (Used In) From Financing Activities	(12,951)	53,771
Effect of exchange rates on cash	(2,394)	(1,900)

Total Increase (Decrease) for the period	43,999	(8,816)
Cash and equivalents at beginning of period	44,865	38,287

Cash and equivalents at end of period	$88,864	$29,471

    See Notes to Consolidated Financial Statements

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 2000.

NOTE B—EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Nine Months Ended June 30
(In thousands, except per share amounts)	2001	2000	2001	2000
BASIC EARNINGS PER SHARE
Numerator:
Net income	$12,237	$20,905	$41,329	$54,972
Denominator:
Weighted average shares outstanding	81,395	80,878	81,365	80,869

Net income per share—basic	$0.15	$0.26	$0.51	$0.68

DILUTED EARNINGS PER SHARE
Numerator:
Net Income	$12,237	$20,905	$41,329	$54,972
Denominator:
Weighted average shares outstanding	81,395	80,878	81,365	80,869
Effect of dilutive securities:
Stock options	93	699	160	429

	81,488	81,577	81,525	81,298

Net income per share—diluted	$0.15	$0.26	$0.51	$0.68

    Options to purchase 4,430,744 shares of common stock, at prices ranging from $17.81—$38.17 per share, were not included in the computation of diluted earnings per share for June 2001 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 491,550 shares of common stock, at prices ranging from $37.25—$38.17 per share, were not included in the diluted earnings per share calculation for June 30, 2000 because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—BUSINESS AQUISITIONS

    In January 2001, the company purchased the 30% minority interest in the company's Brazilian operations for $7.0 million, giving the company 100% ownership of this operation. The $7.0 million purchase price consists of a $6.0 million cash payment and $1.0 million payable within a year of the purchase. This acquisition was accounted for as a purchase, resulting in $0.3 million of goodwill. Pro forma net income, assuming this acquisition occurred on October 1, 2000, would not have been materially different from the reported results of operations.

NOTE D—COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the company to report foreign currency translation adjustments as well as the change in fair value of derivatives designated as hedges, as a component of other comprehensive income. Comprehensive income for the three months ended June 30, 2001 and 2000 amounted to $8,601,000 and $18,788,000 respectively. Comprehensive income for the nine months ended June 30, 2001 and 2000 amounted to $32,190,000 and $47,698,000, respectively.

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The company is required to adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of its fiscal year 2003, however the company may choose to early adopt these new rules and implement these changes in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income of $4.6 million or $.06 per share. Upon adoption of these Statements, the company will be required to perform the first of the annual impairment tests of goodwill. The company has yet to determine what the effect of these tests will be on the earnings and financial position of the company.

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

    At June 30, 2001, the company had several forward contracts in place to hedge the expected cash flow from an inter-company, Canadian dollar debt instrument. The fair value of these forward contracts resulted in an asset of $0.1 million as of June 30, 2001. The perfectly effective portion of the change in fair value of these hedge instruments has been offset by the change in value of this debt instrument or recorded in other comprehensive income. The ineffective portion of these cash flow hedges has been recognized into earnings and has not had a material impact on earnings.

NOTE G—SEGMENT

    The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

NOTE H—SUBSEQUENT EVENTS

    After the quarter ended the company made two acquisitions. In July, the company acquired selected assets of Deltec Telesystems International LTD, of Wellington, New Zealand for approximately $6.0 million. Deltec is a leading supplier of remotely adjustable electrical downtilt base station antennas. In August, the company also acquired Micro Pulse, a Camarillo, California-based global manufacturer of wireless and Global Positioning System (GPS) antennas, for approximately $7.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended June 30, 2001 were $241.8 million, 6.7% lower than the same period last fiscal year.  While sales were up sharply in Asia, they declined in all other geographic regions. In total, wireless infrastructure sales increased slightly for the third quarter of fiscal year 2001, compared to the third quarter of fiscal year 2000.  This increase was due to a substantial increase in China, which was offset by declines in other major market areas. Wireless infrastructure sales remained weak in the U.S. as major carriers continued to defer their spending. Fixed telecommunications network sales decreased sharply, primarily due to lower equipment shelter sales in the U.S. Sales to the broadcast, government and other markets declined, mostly in the U.S. From a product standpoint, cable and terrestrial microwave sales decreased in all major market areas, except the Asia-Pacific region, which saw strong gains in China. Other antenna and support product sales declined, due to decreases in equipment shelters, earth station antennas and LMDS / MMDS antennas. This decrease was partially offset by strong base station antenna sales. Wireless accessories decreased, due to a decrease in consumer accessory sales and a small decrease in sales to the automotive telematics market.

    Sales for the nine months ended June 30, 2001, were $756.8 million, 2.9% higher than the same period last fiscal year. This growth in sales was due to the 20.1% increase in sales in the first quarter of the fiscal year 2001 versus the first quarter of fiscal year 2000. Wireless infrastructure sales increased for the nine months ended June 2001 compared to the same period for 2000. This increase was driven by sales in China and offset by a decrease in sales in the U.S. and Latin America. Fixed telecommunication sales declined mainly due to a decrease in equipment shelter sales. Broadcast, government and other sales decreased mostly in the U.S. From a product standpoint, cable sales were essentially flat with the Asian market showing strong gains and other major markets down compared to 2000. Terrestrial microwave sales grew in every market except Europe. Other antennas and support product sales decreased mainly due to lower equipment shelter sales. Wireless accessories increased for the nine months due to growth in sales to the automotive telematics market.

    Gross margin as a percentage of sales for the third quarter decreased to 30.5% from the 32.8% for the third quarter of 2000. The decrease in margin percentage was largely driven by pricing pressure, especially lower cable prices. The impact of pricing was partially offset by cost reduction efforts and improved product mix. On a sequential basis, gross margin improved 2.0 percentage points from the 28.5% for the second quarter of 2001, due to cost reduction efforts and improved product mix. On a year to date basis, the gross margin percentage was 30.5%, decreasing 2.0 percentage points from 32.5% for the first nine months of 2000. The year to date decline in margin percentage was largely driven by pricing pressure and partially offset by cost reductions and productivity improvements.

    Operating expenses as a percentage of sales were 22.5% and 19.4% for the quarters ending June 30, 2001 and 2000, respectively. The $4.1 million or 8.1% increase in operating expenses was driven by a $0.7 million increase in research and development expense and a $3.2 million increase in administrative expense. Research and development expense increased $0.7 million as the company continued to expand its efforts to develop new products and markets, such as power amplifiers and broadband wireless products.   Administrative expenses increased $3.2 million largely due to higher employee benefit costs and increased management information systems expenses. On a sequential basis, operating expenses remained flat, increasing only 0.6%. For the nine months ended June 30, 2001, operating expenses increased to 21.6% of sales compared to 20.4% for the first nine months of 2000. The $12.8 million or 8.5% increase was largely driven by a 20.9% or $6.1 million increase in research and development expense and a 7.7% or $4.2 million increase in sales and marketing related expenses. The company has increased its efforts in 2001 to develop new products and enter into new markets.

Sales and marketing expenses have increased as the company has expanded its efforts to increase sales, especially in Asia.

    Other expenses decreased $2.7 million to $1.4 million for the quarter ending June 30, 2001, compared to the third quarter of 2000. This was mainly driven by a decrease in interest expense and lower foreign exchange losses. Interest expense decreased $1.0 million in the quarter because the company has reduced the amount of short-term U.S. dollar debt under its revolving credit agreement during 2001. Foreign exchange losses decreased by $1.0 million for the third quarter of 2001 compared to the third quarter of 2000. This decrease in foreign exchange losses was due to the company taking steps to protect foreign exchange exposures in Europe and to favorable movements in European currencies in the quarter. The decrease in other expense was also due to the elimination of minority interest expense as a result of the company's acquisition of the remaining 30% interest in the company's Brazilian operations in January 2001. For the nine months ended June 30, 2001, other expenses decreased by $1.4 million, compared to the same period in fiscal year 2000. This was mainly driven by lower interest expense due to lower borrowings and to the elimination of minority interest expense from the company's Brazilian operations.

LIQUIDITY

    Cash and cash equivalents increased $44.0 million during the first nine months of fiscal year 2001 to $88.9 million. Working capital on June 30, 2001 totaled $355.9 million compared to $350.7 million on September 30, 2000. Management believes the current working capital level is adequate to meet the company's normal operating needs. For the nine months ended June 30, 2001, the company generated $110.4 million of cash flow from operations, compared to $13.1 million for first nine months of 2000. The $110.4 million of cash flow from operations was principally from: $41.3 million of earnings, non-cash charges of $38.6 for depreciation and amortization, and $31.0 million decrease in accounts receivable. The improved cash flow from operations was largely driven by lower sales in the second and third quarter of 2001, compared to 2000. The lower sales volumes allowed accounts receivable and inventory levels to decrease, thus generating an increase in cash flow. Collections of accounts receivable remained relatively constant, as days sales in billed receivables improved from 82 days at June 30, 2000 to 80 days at June 30, 2001.

    Net cash used in investing activities during the first nine months of fiscal year 2001 was $51.1 million, a decrease of $22.7 million from the $73.7 million used in the first nine months of 2000. Capital expenditures decreased $8.3 million to $55.9 million. This decline in capital expenditures was largely a result of decreases in spending on information management systems and lower spending for the company's shelter business. Partially offsetting these decreases were increases in capital expenditures for the continued expansion of production facilities in China, Brazil and Scotland. In the first nine months of 2001 the company has spent $6.3 million on acquisitions. In January 2001, the company acquired the 30.0% minority ownership in the company's Brazilian operations. The company made a $6.0 million dollar payment on the acquisition date and will make another $1.0 million payment within one year. In December 2000, the company paid $0.3 million of additional purchase consideration to certain Conifer Corporation shareholders as part of the December 1999 acquisition agreement. The company's investments in and advances to affiliates decreased $10.5 million in 2001. This was mainly due to refinancing of $9.9 million of advances to the company's Russian joint telecomunication ventures with bank financing guaranteed by the company.

    Net cash used in financing activities for the first nine months of 2001 was $13.0 million, mainly due to the reduction of debt. The company decreased its long-term debt by $9.4 million, due mostly to the repayment of $8.8 million of long-term debt owed by the company's Brazilian operations. The company has reduced its short-term borrowing under its revolving credit agreements by $4.0 million during the year.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

    We have made forward-looking statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements." In addition, we or our representatives may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management's beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)
Exhibits

  Not Applicable

(b)
Reports on form 8-K

  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 13, 2001	By:	/s/ CHARLES R. NICHOLAS Charles R. Nicholas Chief Financial Officer and Vice Chairman (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

INDEX ANDREW CORPORATION
  PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES