Form 10-K405
period 2001-09-30
ANDREW CORP
filed 2001-12-21
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14617

ANDREW CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	36-2092797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

10500 W. 153rd Street, Orland Park, Illinois 60462
(Address of principal executive offices and zip code)

(708) 349-3300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 par value
Common Stock Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 17, 2001 was $1,811,448,807. The number of outstanding shares of the Registrant's common stock as of that date was 81,670,370.

Documents incorporated by Reference:
    Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 2001 are incorporated by reference into Parts I and II.

    Portions of the Proxy Statement for the annual stockholders' meeting to be held February 19, 2002 are incorporated by reference into Part III.

PART I

Item 1—Business
General

    Andrew Corporation ("Andrew" or the "company") was reincorporated in Delaware in 1987. The company previously was incorporated in Illinois in 1947 as the successor to a partnership founded in 1937. Its executive offices are located at 10500 West 153rd Street, Orland Park, Illinois, 60462, which is approximately 25 miles southwest of Chicago's loop. Unless otherwise indicated by the context, all references herein to Andrew or the company include Andrew Corporation and its subsidiaries.

    Andrew is a multinational supplier of communications products and systems to worldwide commercial, industrial, and governmental customers. Andrew's products are related to the company's core competency: the radio frequency (RF) path. Andrew has unique technical skills and marketing strengths in developing products for RF systems. Andrew's products are sold principally to four key markets: wireless infrastructure, fixed-line telecommunications, broadcast and government, and wireless accessories. The wireless infrastructure market is based on infrastructure for wireless communication providers, such as cellular and Personal Communications Service (PCS) providers. The fixed-line telecommunications network market is based on infrastructure for public telecommunication network operators and competitive service providers for voice, data, video and Internet service. The broadcast and government market is based on infrastructure systems for radio and television broadcasting, including digital TV, multichannel video and satellite delivered broadcast services, air traffic control, weather surveillance radar, and high frequency applications for government and commercial applications. The wireless accessories market is based on products such as mobile antennas for cellular, PCS, Specialized Mobile Radio (SMR) and paging services. This market also includes products such as hands-free solutions for mobile phones and wireless antennas and global positioning systems components sold to automotive manufacturers and suppliers.

    Andrew's principal products include coaxial cables, connectors, cable assemblies and accessories, microwave antennas for point-to-point communication systems, television broadcasting antennas, special purpose antennas for commercial and government use, antennas and earth stations for satellite communication systems, cellular antenna products, power amplifiers, cellular telephone accessories, Global Positioning System (GPS) antennas and products, equipment shelters, radar system components and related ancillary items and services. These products are frequently sold as integrated subsystems and systems rather than as separate components. Andrew conducts manufacturing operations primarily from ten locations in the United States and from seven locations in other countries. Sales by non-U.S. operations and export sales from U.S. operations accounted for approximately 50% of Andrew's net sales in 2001, 50% in 2000 and 51% in 1999.

    Over the last five years, Andrew has significantly increased its international manufacturing and distribution capabilities, expanding dramatically in Asia and in Latin America. In 1998, the company built a new manufacturing facility in China, which has helped increase sales in the Asia-Pacific market by more than four fold. Sales in China alone represented 13% of fiscal year 2001 sales. The company has increased its manufacturing and distribution presence in the Latin American market, through the acquisition of a Brazilian company and the opening of a distribution center in Mexico. In three acquisitions in fiscal years 1995, 1998 and 2001, the company purchased Mapra and Gerbo, a Brazilian company that manufactures, distributes and installs antennas and waveguides. In 1995, the company formed a cable manufacturing company with Mapra and Gerbo in which the company acquired 100% ownership in January of 2001. The company also has established a presence in Africa by acquiring a South African company, Satcom Systems, Pty. Ltd, a distributor of commercial products, acquiring 80% ownership in 1996 and the remaining 20% interest in 1999. In addition, the company has expanded its presence in other emerging markets, such as India, establishing a manufacturing presence there in 1998.

    Andrew has focused on growth by entering new markets and developing new products through internal research and development efforts and acquisitions. Over the last several years, the company has made several acquisitions that have helped it develop new products and expand existing product offerings. In fiscal year 1999, the company acquired Passive Power Products, Inc., a Maine based supplier of RF products to the broadcast market, and Chesapeake Microwave Technologies Inc. (CMTI), a company that designs and develops RF and microwave amplifiers and assemblies. In fiscal year 2000, the company purchased a controlling interest in Comtier Corporation, a company that manufactures and designs high-speed broadband modems for use with satellite systems. Also in 2000, the company acquired Conifer Corporation, which designs and manufactures Multichannel Multipoint Distribution Service (MMDS) subscriber products, Wireless LAN equipment, and Direct Broadcast Satellite (DBS) accessories. During fiscal year 2001, the company acquired selected assets of Deltec Telesystems International LTD, of Wellington, New Zealand. Deltec is the leading supplier of remotely adjustable electrical downtilt base station antennas. Also in 2001, the company acquired Micro Pulse, a Camarillo, California based global manufacturer of wireless and GPS antennas.

    In March 1999, the company initiated a restructuring plan. In connection with these restructuring activities the company recognized pre-tax charges of $36.7 million in the second quarter of 1999. On an after-tax basis, restructuring charges were $28.1 million. In fiscal years 2000 and 1999, the company sold its government electronics business, SciComm, discontinued its tower manufacturing operations and small earth station product line, and reorganized its wireless products manufacturing operations. While these steps negatively impacted 1999 results, they have allowed the company to focus on its core businesses and become more competitive in the wireless products market.

    During fiscal year 2001, the company operated in a dominant industry segment. Andrew supplies coaxial cable and antenna system equipment to telecommunications companies as well as cellular antenna products and cellular phone accessories through retail distribution channels of cellular service providers. The company also supplies specialized antenna systems, radio and TV broadcast systems and radar system components.

Products and Services

    The following table sets forth net sales and percentages of total net sales represented by Andrew's principal products during the last three fiscal years:

	Dollars in thousands Year Ended September 30
	2001		2000		1999
Coaxial Cable, Connectors, Assemblies and Accessories	$577,800	55%	$570,552	55%	$423,735	53%
Other Antennas and Support Products	231,889	22	240,113	23	174,684	22
Terrestrial Microwave Antenna Systems	160,061	15	158,168	15	152,468	19
Wireless Accessories	79,745	8	65,672	7	53,415	6

	$1,049,495	100%	$1,034,505	100%	$804,302	100%

PRINCIPAL PRODUCTS

Coaxial Cable, Connectors, Assemblies and Accessories

    Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor. It is principally used to carry radio frequency signals at frequencies up to 2 GHz. Andrew markets its semi-flexible cables and elliptical waveguides under the trademark HELIAX®.

    In addition to bulk cable, the company provides cable connectors, accessories and assemblies. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. Accessories protect and facilitate installation of coaxial cable on the tower and into the equipment building. Accessories include lightning surge protectors, hangers, adaptors and grounding kits.

    In 2001, the company's Brazilian operation started manufacturing coaxial cable for the Brazilian cable television market.

Other Antennas and Support Products:

    This group includes special application antennas, support products and various electronic equipment.

    The company manufactures and sells several types and configurations of special application antennas. Applications include cellular systems, navigation, television broadcasting, multi-channel, multipoint distribution services (MMDS), and local multipoint distribution services (LMDS). As with microwave antennas, Andrew considers sales of special antennas and other various components used in the cellular market, such as equipment shelters, and the installation of these components to be part of a "cellular system." Support products include equipment buildings, which provide a controlled environment for radio and other equipment.

    Earth station antenna systems manufactured by Andrew are used at earth terminals to receive signals from, and transmit signals to, communication satellites in equatorial orbit. System elements include an antenna, from 1 to 32 feet in diameter, and also may include electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. Andrew earth station antenna systems are used to broadcast and transmit, both to cable TV operators and to VHF or UHF broadcast stations, as well as for the long distance transmission of conventional telecommunications traffic and to support broadband data infrastructure.

    The company manufactures base station antennas for the wireless infrastructure market, for cellular, PCS and 3G applications. The company markets its base station antennas under the trademark PerforMax and Teletilt.

    The company designs and installs its proprietary distributed communication systems. These systems permit in-building and enclosed area access for all types of wireless communications.

    The company also designs and supplies MMDS and wireless local loop (WLL) systems for broadband high-speed Internet access.

    Andrew designs and manufactures high power single carrier and multi-carrier power amplifiers for cellular and PCS wireless base stations. The technology and manufacturing capability for power amplifiers was the result of internal research and development and the company's acquisition of CMTI in 1999.

    The company also manufactures filters and combiners for broadcast and wireless networks.

Terrestrial Microwave Antenna Systems:

    "Terrestrial Microwave Antenna Systems," as this term is used by Andrew, consists of one or more microwave antennas, waveguides or coaxial cables connecting antennas to transmitters or receivers, various ancillary items and field installation services.

    Waveguides are tubular conductors, the dimensions and manufacturing tolerances of which are related to operating frequency. Waveguides are mainly used for frequencies above 2 GHz, although they also are used in UHF-TV broadcasting at frequencies in hundreds of megahertz. Andrew manufactures waveguides with rectangular, circular and elliptical cross-sections. Most of Andrew's waveguides are sold as part of its antenna systems.

    Land-based microwave radio networks are commonly used by telecommunications companies for intercity telephone, Internet, video and data transmission. They also are used for more specialized purposes by cellular operators to link cellsites with switching centers and by private companies, such as pipelines, electric utilities and railroads, for their internal communications needs.

Wireless Accessories:

    Andrew manufactures and distributes accessories for personal communication systems and cellular handsets. This includes portable antennas, mobile speakerphones, battery chargers, hands free kits and various other wireless accessories. Andrew also supplies wireless antennas and GPS products to automotive manufacturers and their suppliers. Telematics products are used in vehicle communications and wireless services, such as General Motors' OnStar and Ford's RESCU programs.

INTERNATIONAL ACTIVITIES

    Andrew's international operations represent a substantial portion of its overall operating results and asset base. Manufacturing facilities are located in Canada, Australia, Scotland, Brazil, China and India. Andrew's plants in the United States also ship significant amounts of manufactured goods to export markets.

    During fiscal 2001, sales of products exported from the United States or manufactured abroad were $529,691,000 or 50% of total sales compared with $518,065,000 or 50% of total sales in fiscal 2000 and $412,468,000 or 51% of total sales in fiscal 1999. Exports from the United States amounted to $40,499,000 in fiscal 2001, $68,494,000 in fiscal 2000 and $63,343,000 in fiscal 1999. The decline in 2001 export sales was due to the expansion of foreign manufacturing capabilities, primarily in China. Products that were previously manufactured in the US and exported are now manufactured closer to the customer.

    Sales and income on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Segment and Geographic Area Information" to the Consolidated Financial Statements included on page 34 of the 2001 Annual Report to Stockholders, incorporated herein by reference.

    Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets as well as its political risk insurance mitigate some of these risks.

MARKETING AND DISTRIBUTION

    Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Baltimore, Buffalo, Columbus, Detroit, Miami, New York City, Pittsburgh, Richmond, San Antonio, San Francisco, Scottsdale, Seattle, Bangkok (Thailand), Beijing, Chengdu, Guangzhou and Shanghai (China), Helsinki and Oulu (Finland), Essen and Munich (Germany), Guadalajara and Mexico City (Mexico), Hong Kong, Jakarta (Indonesia), Johannesburg (South Africa), Kuala Lumpur (Malaysia), London (England), Madrid (Spain), Manila (Philippines), Milan (Italy), Moscow (Russia), New Delhi (India), Paris (France), Riyadh (Saudi Arabia), Singapore, Stockholm (Sweden), Tokyo (Japan), Wellington (New Zealand) and Zurich (Switzerland). Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with emerging sales markets.

    Approximately one-half of Andrew's products are sold directly to end-users. Most of the remainder is sold to radio equipment companies, which install Andrew's products as part of a total system, with the balance being sold through distributors, tower owners, dealers and jobbers. Small or medium-size orders are normally shipped from inventory. Delivery schedules on larger orders are negotiated, but seldom exceed five months. Andrew's sales are principally standard proprietary items, although unique specifications or features are incorporated for special order situations.

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

    The company also sells mobile cellular products such as antennas and cellular telephone accessories. These products are sold primarily through the retail distribution channels of cellular service providers or carriers. Mobile cellular products are also sold to distributors who then resell these products to dealers and wireless carriers. Wireless products such as antennas and GPS products are also sold to automotive manufacturers and their suppliers.

MAJOR CUSTOMERS

    Andrew serves approximately 6,000 customers in 170 countries. In fiscal 2001, aggregate sales to the ten largest customers accounted for 39% of total consolidated sales compared to 37% in 2000 and 31% in 1999. No single customer has accounted for over 10% of consolidated annual sales in any of the last three years.

MANUFACTURING AND RAW MATERIALS

    Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. Cable and waveguide products are produced at plants in Illinois, Brazil, Scotland, China and India. Microwave and earth station antennas are manufactured in Texas, Scotland, Brazil and Australia. Equipment shelters are manufactured in Georgia and Kansas. Wireless antennas and accessories for mobile applications are manufactured primarily in Illinois. Andrew produces products for the broadcast market in Illinois and Maine. MMDS and broadband high-speed Internet access products are manufactured in Iowa. The company's products are manufactured from both standard components and parts that are built to the company's specifications by other manufacturers. Certain of the company's products contain multiple microprocessors for which proprietary machine-readable software is designed by the company's engineers and technicians.

    Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

RESEARCH AND DEVELOPMENT

    Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 2001, 2000 and 1999, Andrew spent $47,796,000, $40,262,000 and $29,622,000, respectively, on research and development activities.

    Andrew holds approximately 340 active patents relating to its products, which expire at various times between 2002 and 2020. Andrew attempts to obtain patent protection for significant developments whenever possible. The company believes that, while patents in the aggregate are important to its business, the loss of any individual patent would not have a material adverse effect on its operations.

COMPETITION

    Many large manufacturers of electrical or radio equipment, some of which have substantially greater financial resources than Andrew, compete with a portion of Andrew's antenna systems equipment, wireless products and coaxial cable product lines. In addition, there are a number of small independent companies that compete with portions of these product lines. Andrew traditionally has focused on specific specialized fields within the marketplace that require sophisticated technology and support services. Andrew competes principally on the basis of product quality, service and continual technological enhancement of its products.

    There are numerous manufacturers of specialized antenna systems and radar systems components. There is substantial competition within this market and Andrew is not a major competitor. The company competes primarily on the basis of its ability to provide state-of-the-art solutions in these technologically demanding markets.

BACKLOG AND SEASONALITY

    The following table sets forth the company's backlog of orders believed to be firm and due to ship within the next year and beyond (government orders included herein are funded orders):

	Orders to be shipped as of September 30
	2001	2000
	Dollars in thousands
Within 12 months	$226,136	$184,536
After 12 months	1,798	1,391

	$227,934	$185,927

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

ENVIRONMENT

    Andrew engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such laws and regulations does not currently have a significant effect on the company's capital expenditures, earnings, or competitive position. In addition, the company has no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on the company's financial condition.

EMPLOYEES

    At September 30, 2001, Andrew had 5,155 employees, 3,211 of whom were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations.

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

    Outside of the United States, where many of Andrew's customers are government owned and operated entities, changes in government economic policy and communications regulation have affected in the past, and may be expected to affect in the future, the volume of Andrew's non-U.S. business. However, the effect of regulation in countries other than the U.S. in which Andrew does business generally has not been detrimental to Andrew's non-U.S. operations taken as a whole.

GOVERNMENT CONTRACTS

    Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government, which are generally fixed-price contracts, were $9,801,000 in 2001, $7,562,000 in 2000 and $9,676,000 in 1999. These contracts are typically less than 12 months in duration.

Item 2—Properties

    Andrew has seventeen manufacturing facilities, thirty-eight engineering and sales administration locations and sixteen distribution facilities. All are equipped with appropriate office space. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

Location	Approximate floor area in square feet	Owned/Leased
Orland Park, Illinois	590,000	Owned
Addison, Illinois	201,000	Leased
Denton, Texas	241,000	Owned
Newnan, Georgia	200,000	Owned/Leased
Garland, Texas	64,000	Owned
Richardson, Texas	100,000	Owned
Tinley Park, Illinois	55,000	Leased
Burlington, Iowa	70,000	Owned
Burlington, Kansas	164,000	Leased

U.S. sub-total	1,685,000
Sorocaba, Sao Paulo, Brazil	158,000	Owned
Lochgelly, Fife, United Kingdom	174,000	Owned/Leased
Campbellfield, Victoria, Australia	114,000	Owned
Suzhou, China	208,000	Owned
Whitby, Ontario, Canada	92,000	Owned/Leased

Non-U.S. sub-total	746,000

TOTAL	2,431,000

    The company's properties are in good condition and are suitable for the purposes for which they are used.

    Andrew owns 605 acres of land. Of this total, 330 acres are unimproved, including 110 acres in Orland Park, Illinois, 112 acres in Denton, Texas, 98 acres in Ashburn, Ontario, Canada and 10 acres in Suzhou, China. Andrew also leases sales offices and facilities in the United States and in twenty-six countries outside the United States.

Item 3—Legal Proceedings

    Andrew is not involved in any pending legal proceedings that are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

Item 4—Submission of Matters to a Vote of Security Holders

    There were no matters that required a vote of security holders during the three months ended September 30, 2001.

Additional Item—Executive Officers of the Registrant

    Floyd L. English, 67, chairman, president and chief executive officer. Dr. English was reappointed president and chief executive officer of Andrew Corporation on July 18, 2001. He was elected chairman of Andrew in 1994, having served as president and chief executive officer from 1983 to 2000. Dr. English joined Andrew in 1980 as vice president, corporate development and became vice president, U.S. operations in February 1981 and president in 1982. He holds a bachelor of science degree in physics from California State University at Chico and earned M.S. and Ph.D. degrees in physics from Arizona State University.

    Thomas E. Charlton, 65, vice president, strategic planning. He joined Andrew Corporation in 1965 as director of advanced development and became a vice president in 1986. He holds a BSEE from the University of Notre Dame and earned M.S. and Ph.D. degrees in electrical engineering from Ohio State University.

    Paul R. Cox, 42, group president, communication products. He joined Andrew Corporation in September 2000 as vice president, satellite products/systems and government antennas. Prior to joining Andrew, he was vice president and general manager of the Space & Technology Group/Atlanta at EMS Technologies, Inc. He holds a BSEE from Auburn University in Alabama and an M.S. in the same discipline from Southern Methodist University.

    John E. DeSana, 52, group president, RF subsystems. He joined Andrew Corporation in March 1991 as operations manager, HELIAX® cable products and became vice president, HELIAX® cable and accessories in November 1996. Prior to joining Andrew Corporation, he was employed by Litton Industries and Belden Wire and Cable. He graduated from Xavier University with a B.A. in economics.

    Robert J. Hudzik, 52, vice president, corporate development joined Andrew Corporation in July 1996. He was formerly director, marketing and sales, network services for PTT Telecom of the Netherlands from January 1994 until July 1996. He was vice president, marketing for Ameritech Services from 1990 to 1994. He holds a BSEE from the University of Illinois at Urbana and an MBA from the University of Chicago.

    Charles A. Jacobs, 40, group president, wireless and in-building products joined Andrew Corporation in June 2000. He was formerly director, global strategic marketing from 1998 to 2000 at the Motorola Personal Communications Sector. He served as vice president, product management at Phillips Consumer Communications and director, TDMA handsets at Ericsson, Inc. He holds a BSEE from Georgia Institute of Technology.

    Gregory F. Maruszak, 53, vice president, finance and administration and chief accounting officer. He joined Andrew Corporation in 1982 as financial reporting manager. He was named corporate controller in 1983 and vice president and corporate controller in 1991. In 1998, he was named vice president finance. He was senior manager of Ernst & Young from 1970 until 1982. He received a B.A. from Lewis University and is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society.

    James D. McIlvain, 41, vice president, global sales. He joined Andrew Corporation in 1986 and served in a number of sales and sales management positions. He was named vice president, Asia-Pacific and global OEM sales in 2000, having previously been director, Asia-Pacific and global OEM sales since 1999. Prior to joining Andrew, he was employed by S.K. Products. He holds a B.A. from North Central College.

    Charles R. Nicholas, 55, vice chairman and chief financial officer. Mr. Nicholas was reappointed chief financial officer of Andrew Corporation on July 18, 2001. He joined Andrew in 1980 as treasurer, was named vice president, finance in 1982, chief financial officer in 1986 and executive vice president, administration and finance and chief financial officer in 1995. He has been vice chairman of Andrew Corporation since September 2000. He was formerly a senior executive in the public accounting firm of Ernst & Young and is a graduate of St. Ambrose University, where he majored in accounting.

    John B. Scott, 60, group president, broadband wireless products and systems. He founded and was president of Scott Communications until it was acquired by Andrew in 1987. He holds a BSEE from the University of Miami and an M.S. in the same discipline from the University of Florida.

PART II

Item 5—Market for the Registrant's Common Stock and Related Stockholder Matters

    Andrew's common stock is traded on the National Nasdaq Market and the Chicago Stock Exchange.

    Andrew had 3,782 holders of common stock of record at December 17, 2001.

    Information concerning the company's stock price during the years ended September 30, 2001 and 2000 is incorporated herein by reference from Andrew's 2001 Annual Report to Stockholders, page 35. All prices represent high and low daily closing prices as reported by Nasdaq.

    It is the present practice of Andrew's Board of Directors to retain earnings in the business to finance the company's operations and investments, and the company does not anticipate payment of cash dividends in the foreseeable future.

    Long-term debt agreements include restrictive covenants that, among other things, restrict dividend payments. At September 30, 2001, $444,415,000 of retained earnings was not restricted for purposes of such payments.

Item 6—Selected Financial Data

    Selected financial data for the last eleven fiscal years is incorporated herein by reference to the 2001 Annual Report to Stockholders, pages 38 and 39.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Information concerning this item is incorporated herein by reference from the 2001 Annual Report to Stockholders, pages 17 through 21.

Item 7a—Quantitative and Qualitative Disclosures about Market Risks

    Andrew is exposed to market risk from changes in interest rates, foreign exchange rates and commodities:

    Interest Rate Risk—Andrew had $109.6 million in debt outstanding at September 30, 2001 in the form of lines of credit and debt agreements at both fixed and variable rates. The company is exposed to interest rate risk primarily through its variable rate debt, which totaled $89.8 million or 82% of total debt. To assess its exposure to interest rates, the company performed a sensitivity analysis on its variable rate debt. As a result, the company determined that a 100 basis point increase in interest rates would not have a material effect on its financial position, results of operations or cash flows. Andrew currently does not use derivative instruments to manage its interest rate risk.

    Foreign Currency Risk—Andrew's international operations represent a substantial portion of its overall operating results and asset base. In most cases, the company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in foreign countries for sale into those markets. During fiscal year 2001, sales of products exported from the United States or manufactured abroad were 50% of total sales.

    Andrew's identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchase of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the establishment of local manufacturing facilities that conduct business in local currency and the use of borrowings denominated in local currencies. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuation. These instruments held by the company are not leveraged and are not held for trading or speculative purposes.

    Commodity Risk—Andrew uses various metals in the production of its products, principally copper, which is used to manufacture coaxial cable. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce its exposure, the company has negotiated copper purchasing contracts with various suppliers into fiscal year 2002. In general, the company has contracts that lock copper pricing through September of 2002. The company uses aluminum in the fabrication of many of its products, such as Terrestrial Microwave, Earth Station Antennas and Value Line Antennas. In order to reduce its exposure to aluminum price fluctuations, the company has entered into contracts that lock aluminum pricing for half of the anticipated fiscal year 2002 purchases and has entered into annual aluminum purchase agreements for the other half. These annual aluminum purchase contracts contain a quarterly price adjustment clause that allows the price to be changed once each quarter based on the previous quarter's market rates for aluminum.

Item 8—Financial Statements and Supplementary Data

    The Consolidated Financial Statements of the company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors, are incorporated herein by reference to the 2001 Annual Report to Stockholders, pages 22 through 36.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None

PART III

Item 10—Directors and Executive Officers of the Registrant

    Information concerning Andrew's directors is incorporated herein by reference from the company's 2001 Proxy Statement under the caption "Election of Directors."

    Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the company's 2001 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

    Information concerning Andrew's executive officers can be found in Part I of this Annual Report on Form 10-K under the caption "Additional Item—Executive Officers of the Registrant."

Item 11—Executive Compensation

    Information concerning management and director compensation is incorporated herein by reference from the company's 2001 Proxy Statement under the captions "Director Compensation" and "Executive Compensation."

Item 12—Security Ownership of Certain Beneficial Owners and Management

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the company's 2001 Proxy Statement under the caption "Ownership of Andrew Common Stock."

Item 13—Certain Relationships and Related Transactions

    None

PART IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  The following consolidated financial statements of Andrew Corporation and subsidiaries included in the 2001 Annual Report to Stockholders are incorporated by reference in Item 8 above:

Consolidated Statements of Income years ended September 30, 2001, 2000 and 1999	page 22
Consolidated Balance Sheets September 30, 2001 and 2000	page 23
Consolidated Statements of Cash Flows years ended September 30, 2001, 2000 and 1999	page 24
Consolidated Statements of Stockholders' Equity years ended September 30, 2001, 2000 and 1999	page 25
Notes to Consolidated Financial Statements	pages 26 through 35
Selected Quarterly Financial Information.	page 35
Report of Independent Auditors	page 36

(a)(2)  Financial Statement Schedules

    None

(a)(3) Exhibit Index:

Exhibit No.	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1(i) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
3.2	By-Laws of Registrant	Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference.(SEC File No. 000-09514)
4.1	Note Agreement dated September 1, 1990	Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.2	First Amendment to Note Agreement dated September 1, 1990	Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.3	Stockholder Rights Agreement Dated November 14, 1996	Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.1*	Executive Severance Benefit Plan Agreement with Floyd L. English	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.2*	Executive Severance Benefit Plan Agreement with Charles R. Nicholas	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.3*	Executive Severance Benefit Plan Agreement with Thomas E. Charlton	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.4*	Executive Severance Benefit Plan Agreement with John B. Scott	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.5*	Executive Severance Benefit Plan Agreement with Robert J. Hudzik	Filed as Exhibit 10(a)c to Form 10-Q for fiscal quarter ended December 31, 1997 and incorporated herein by reference.
10.6*	Executive Severance Benefit Plan Agreement with John E. DeSana	Filed as Exhibit 10(a)c(iii) to Form 10-Q for quarter ended December 31, 1998 and incorporated herein by reference.
10.7*	Executive Severance Benefit Plan Agreement with Guy M. Campbell	Filed as Exhibit 10(a)e to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
10.8*	Executive Severance Benefit Plan Agreement with Charles A. Jacobs	Filed as Exhibit 10 to Form 10-Q for quarter ended June 30, 2000 and incorporated herein by reference.
10.9*	Executive Severance Benefit Plan Agreement with Gregory F. Maruszak	Filed as Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.

10.10*	Management Incentive Plan Dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.11*	Non-employee Directors' Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
10.12	Guaranty dated as of April 11, 1996	Filed as Exhibit 10(d)d to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.13	Replacement Note dated as of April 8, 1996	Filed as Exhibit 10(d)e to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.14	Credit Agreement dated as of March 17, 2000	Filed as Exhibit 10 to Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference.
10.15	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.
10.16	Amended and Restated Employee Retirement Benefit Restoration Plan	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.
10.17	May 4, 1998 Assignment Agreement between ABN-Amro Bank N.V. and Bank Austria Aktiengesellschaft	Filed as Exhibit 10 to Form 10-Q for fiscal quarter ended June 30,1998 and incorporated herein by reference.
10.18*	Management Incentive Program, Dated November 18, 1999	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
10.19*	Severance Agreement with Guy M. Campbell
13	2001 Annual Report to Stockholders	Pages 17 through 36 and 38 and 39 of the 2001 Annual Report to Shareholders, which are expressly incorporated herein by reference.
21	List of Significant Subsidiaries
23	Consent of Independent Auditors

*
Indicates compensatory plan

(b)
Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Andrew Corporation

    We have audited the consolidated financial statements of Andrew Corporation and subsidiaries listed in Item 14 (a) of the annual report on Form 10-K of Andrew Corporation for the year ended September 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with generally accepted accounting principles, generally accepted in the United States.

/s/ Ernst & Young LLP
Chicago, Illinois
October 19, 2001

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2001.

ANDREW CORPORATION
By	/s/ FLOYD L. ENGLISH Floyd L. English Chairman, President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/ FLOYD L. ENGLISH Floyd L. English Chairman, President, Chief Executive Officer (Principal Executive Officer)	/s/ CHARLES R. NICHOLAS Charles R. Nicholas Vice Chairman and Chief Financial Officer (Principal Financial Officer)
	/s/ GREGORY F. MARUSZAK Gregory F. Maruszak Vice President Finance and Administration (Principal Accounting Officer)	/s/ JOHN G. BOLLINGER John G. Bollinger Director
	/s/ THOMAS A. DONAHOE Thomas A. Donahoe Director	/s/ JERE D. FLUNO Jere D. Fluno Director
	/s/ WILLIAM O. HUNT William O. Hunt Director	/s/ GLEN O. TONEY Glen O. Toney Director
/s/ DENNIS L. WHIPPLE Dennis L. Whipple Director

EXHIBIT INDEX

Item Number	Description
10.19	Severance Agreement with Guy M. Campbell
13	2001 Annual Report to Stockholders, page 17 through 36, and pages 38 and 39
21	List of Significant Subsidiaries
23	Consent of Independent Public Auditors

QuickLinks

PART I
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
  Additional Item—Executive Officers of the Registrant
  PART II
  Item 5—Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a—Quantitative and Qualitative Disclosures about Market Risks
  Item 8—Financial Statements and Supplementary Data
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
PART IV
  Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT AUDITORS
SIGNATURES
EXHIBIT INDEX