Form 10-Q
period 2001-12-31
ANDREW CORP
filed 2002-02-12
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark-One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

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

        Common Stock, $.01 Par Value—81,752,506 shares as of February 11, 2002

INDEX
ANDREW CORPORATION

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets—December 31, 2001 and September 30, 2001.
Consolidated statements of income—Three months ended December 31, 2001 and 2000.
Consolidated statements of cash flows—Three months ended December 31, 2001 and 2000.
Notes to consolidated financial statements—December 31, 2001.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.
SIGNATURES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31 2001	September 30 2001
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$159,509	$112,442
Accounts Receivable, less allowances (Dec. $4,770; Sept. $4,224)	190,693	243,642
Inventories
Finished Products	77,873	69,751
Materials and Work in Process	115,944	122,154

	193,817	191,905
Miscellaneous Current Assets	10,182	7,521

Total Current Assets	554,201	555,510
Other Assets
Cost in excess of net assets of businesses acquired	42,137	41,870
Investments in and Advances to Affiliates	3,534	37,085
Other assets	8,418	8,735
Property, Plant, and Equipment
Land and land improvements	21,667	21,571
Buildings	108,297	104,136
Equipment	416,845	414,595
Allowances for depreciation	(336,450)	(325,770)

	210,359	214,532

TOTAL ASSETS	$818,649	$857,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable	$5,655	$44,109
Accounts Payable	44,456	59,225
Accrued expenses and other liabilities	30,414	25,080
Compensation and related expenses	16,229	25,468
Current portion of long-term debt	25,552	25,546

Total Current Liabilities	122,306	179,428
Deferred Liabilities	38,621	37,433
Long-term debt, less current portion	39,677	39,905
Minority Interest	—	316
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
400,000,000 shares authorized; 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	67,205	65,870
Accumulated other comprehensive income	(45,659)	(44,773)
Retained earnings	838,080	822,753
Treasury stock, at cost (21,047,340 shares in Dec.; 21,187,764 shares in Sept.)	(242,608)	(244,227)

	618,045	600,650

TOTAL LIABILITIES AND EQUITY	$818,649	$857,732

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended December 31
	2001	2000
Sales	$223,499	$284,088
Cost of products sold	160,179	194,303

Gross Profit	63,320	89,785
Operating Expenses
Research and development	13,087	11,507
Sales and administrative	39,036	42,495

	52,123	54,002
Operating Income	11,197	35,783
Other (Income) expense
Interest expense	1,464	2,404
Interest income	(853)	(613)
Other	(838)	3,214
Gain on sale of equity investments	(8,651)	0

	(8,878)	5,005
Income Before Income Taxes	20,075	30,778
Income Taxes	4,748	9,849

Net Income	$15,327	$20,929

Basic and Diluted Net Income per Average Share of Common Stock Outstanding	$0.19	$0.26

Average Basic Shares Outstanding	81,617	81,318

Average Diluted Shares Outstanding	81,840	81,585

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended December 31
	2001	2000
Cash Flows from Operations
Net Income	$15,327	$20,929
Adjustments to Net Income
Depreciation and amortization	12,249	12,147
Gain on sale of equity investments	(8,651)	0
Decrease in accounts receivable	51,143	15,717
(Increase) in inventories	(1,275)	(6,641)
(Increase) in miscellaneous current and other assets	(1,828)	(737)
(Decrease) in accounts payable and other liabilities	(19,973)	(7,686)
Other	(353)	452

Net Cash From Operations	46,639	34,181
Investing Activities
Capital Expenditures	(12,027)	(19,556)
Proceeds from sale of equity investments	50,301	0
Acquisition of businesses, net of cash received	(121)	(268)
Investments in and advances to affiliates, net	64	(308)
Proceeds from sale of property, plant and equipment	223	351

Net Cash From/(Used in) Investing Activities	38,440	(19,781)
Financing Activities
Long-term debt (payments) borrowings—net	(408)	(8,588)
Short-term debt (payments) borrowings—net	(36,911)	(4,489)
Stock purchase and option plans	548	425

Net Cash (Used in) Financing Activities	(36,771)	(12,652)
Effect of exchange rate changes on cash	(1,241)	1,983

Total Increase for the Period	47,067	3,731
Cash and cash equivalents at beginning of period	112,442	44,865

Cash and cash equivalents at end of period	$159,509	$48,596

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 2001.

NOTE B—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31
	2001	2000
(In thousands, except per share amounts)
BASIC EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$15,327	$20,929

Denominator:
Weighted average shares outstanding	81,617	81,318

Net income per share—basic	$0.19	$0.26

DILUTED EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$15,327	$20,929

Denominator:
Weighted average shares outstanding	81,617	81,318
Effect of dilutive securities:
Stock options	223	267

	81,840	81,585

Net income per share—diluted	$0.19	$0.26

        Options to purchase 4,008,833 shares of common stock, at prices ranging from $21.31 - $38.17 per share, were not included in the computation of diluted earnings per share for the three months ended December 2001 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 3,204,737 shares of common stock, at prices ranging from $22.65 - $38.17 per share, were not included in the December 2000 diluted earnings per share calculation because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Comprehensive income for the three months ended December 31, 2001 and 2000 amounted to $14,441,000 and $23,810,000, respectively.

NOTE D—ADOPTION OF NEW ACCOUNTING POLICIES

        At the beginning of fiscal year 2002, the company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization included in sales and administrative expense in fiscal years 2001, 2000 and 1999 was $4.7 million, $4.0 million and $2.0 million, respectively. Goodwill amortization included in sales and administrative expense for the first quarter of fiscal year 2001 was approximately $1.1 million. Upon adoption of this standard the company was required to perform an impairment test of goodwill. This test showed no impairment of goodwill.

NOTE E—RECENTLY ISSUED ACCOUNTING POLICIES

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, Accounting and Reporting for Obligations Associated with the Retirement of Tangible Long-lived Assets and the Associated Asset Retirement Costs. In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting and Reporting for the Impairment or Disposal of Long-lived Assets. The company will adopt these accounting standards beginning in fiscal year 2003. The company does not expect that the adoption of these standards will have a material effect on the company's financial statements.

NOTE F—SALE OF EQUITY INVESTMENTS AND TELECOMMUNICATIONS COMPANY

        On December 4, 2001, the company completed the sale of its interest in a group of Russian telecommunications companies. The company received $50.3 million, net of $0.3 million of Russian withholding tax, for the sale of these investments. These investments were sold to Antel Holdings Ltd., a newly formed subsidiary of Group Menatep, a Russian financial holding company. The company sold the following investments: 49% of ZAO Rascom, 45% of ZAO Metrocom, 45% of MAcommnet, 64.4% of Magistral Telecom and 99.7% of ZAO MKS. As part of this transaction, the company also sold its wholly owned, U.S. based, international telecommunications carrier, Antel. This sale resulted in an $8.7 million pre-tax gain and an after-tax gain of $7.3 million or $.09 a share.

        The company guaranteed a line of credit with ABN-AMRO, used by these ventures. As of September 30, 2001, the company had guaranteed $53.5 million, of which $47.3 million was outstanding. The company no longer guarantees borrowings for the ventures that were sold. The company still has investments totaling $3.5 million in three telecommunication ventures. The company guarantees a $3.6 million line of credit used by the remaining ventures. At December 31, 2001, $3.1 million was outstanding under this line of credit. The company is in the process of considering possible options that may involve the divestiture of all or a significant portion of these remaining ventures.

NOTE G—SEGMENT

        The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Weak telecommunications equipment spending and poor economic conditions have continued to hurt sales. Sales for the quarter ended December 31, 2001 were $223.5 million, down 20.5% from the fourth quarter of last fiscal year. Though sales in the quarter were weaker than anticipated a major portion of the overall decrease was due to the expected slowdown of wireless infrastructure sales in China. Sales in China declined from the first wave of CDMA, wireless infrastructure construction. The company expects to see sales in China increase again as the next wave of construction is expected to commence late in the third quarter of this fiscal year. Sales were down 21.3% compared to the first quarter of fiscal year 2001. The first quarter of fiscal year 2001 was an exceptionally good quarter due to the strong spending on wireless infrastructure that occurred throughout calendar year 2000.

        Compared to the first quarter of fiscal year 2001, sales in almost all major product areas and geographic markets decreased for the quarter. Sales to the wireless infrastructure market were down as spending by wireless service providers declined in every region, especially in the U.S. and Asia - Pacific region. Fixed telecommunications network sales decreased due mostly to lower sales to U.S. fiber optic network providers. Wildblue Communications informed the company that they plan to delay implementation of their satellite broadband program. Wildblue intends to honor $14 million of their $26 million contract with the company when they restart their business plan within the next eighteen months. The company has decided to remove the entire $26 million contract from backlog in the second quarter and will evaluate adding this order back to backlog in the future. The company expects to recover delay and cancelation charges and does not expect that this cancelation will result in any material asset write-offs or other charges. Wireless accessory sales decreased due to weak consumer accessory sales. Sales to the automotive telematics market, however, remained strong in the quarter. Sales to the broadcast and government market increased significantly, due to U.S. sales of digital television antenna subsystems.

        Compared to the first quarter of last year, sales in most major product categories decreased. Sales of coaxial cable products and terrestrial microwave systems decreased in every geographic region due to the weak wireless infrastructure market. Sales of special antennas and other support products decreased primarily due to lower equipment shelter sales. Though special antennas and support products sales were down overall, several products in this category, such as broadcast antennas and power amplifiers, did show significant sales increases over last year.

        Gross margin as a percentage of sales was 28.3% in the first quarter of 2002, compared to 31.6% in the first quarter of 2001. The decrease in gross margin was driven mainly by lower sales volumes and pricing pressure due to competitive market conditions. The company continued to see average cable prices decline in the quarter. This was somewhat offset by improved product mix and lower costs. Sequentially gross margin decreased 2.6 points from 30.9% for the fourth quarter of fiscal year 2001, mainly due to lower sales volume and product mix.

        Operating expenses decreased 3.5% or $1.9 million compared to the first quarter of last year and were down 7.8% or $4.4 million sequentially. While total operating expenses were down, the company has continued to increase research and development expenditures. Research and development expense increased 13.7% compared to the first quarter of last year and 3.6%, sequentially. The company has continued to focus R&D efforts on power amplifiers, base station antennas and repeaters. Sales, general and administrative expense declined 8.1% compared to last year and 11.1%, sequentially. Marketing related expenses were down 11.0% compared to last year and 17.1%, sequentially. Administrative expenses were down 5.6% compared to last year and 11.3%, sequentially. A portion of this decrease was due to the company adopting the non-amortization provisions of FASB Statement No. 142. Goodwill amortization included in administrative expenses was approximately $1.1 million a quarter in last fiscal year.

        Interest expense decreased $0.9 million or 39.1% from last year due to lower borrowing. Interest income was up $0.2 million due to higher cash and short-term investment levels. Other income and expense resulted in income of $0.8 million in the quarter versus expense of $3.2 million in the first quarter of last year. This was primarily driven by foreign exchange gains in both Europe and Brazil as compared to foreign exchange losses in both of these regions in the first quarter of last year. Also included in other income for the first quarter is the $8.7 million gain recognized on the sale of the company's equity investments in the Russian telecommunication ventures and the company's wholly owned telecommunications subsidiary.

        Income taxes were 23.6% of pretax income for the quarter as compared to 32.0% for the first quarter of 2001. The main reason for the decrease in the effective tax rate for the quarter was due to the $8.7 million gain recognized on the sale of the company's Russian telecommunications ventures. Excluding the impact of this gain, the effective tax rate for the quarter would have been 30.0%. The lower, 30.0%, effective tax rate is due to the impact of not amortizing goodwill, per FASB No. 142, and a higher percentage of the company's income being earned outside the U.S.

LIQUIDITY

        Cash and cash equivalents increased $47.1 million during the first quarter of 2002 to $159.5 million. Working capital totaled $431.9 million at December 31, 2001 compared to $376.1 million at September 30, 2001. The increase in working capital in the quarter was driven by the $50.3 million of cash received for the sale of the company's Russian telecommunication ventures and the company's wholly owned telecommunications subsidiary. Also contributing to the improved working capital is the $46.6 million of cash flow generated from operations, a 36.4% increase over the first quarter of last year. Management believes that the company's strong working capital position, low debt levels and ability to generate cash flow from operations will allow the company to meet its normal operating cash flow needs.

        The company generated $46.6 million of cash from operations, 36.4% more than the $34.2 million generated in the first quarter of 2001. The increase in cash generated from operations was mostly the result of accounts receivable decreasing $51.1 million and slower inventory growth. Improved collection efforts and lower sales allowed accounts receivable to decrease. Days sales in billed receivables were 73 days at December 31, 2001, decreasing two days from 75 days at December 31, 2000 and three days from 76 days at September 30, 2001. This was partially offset by a decrease in accounts payable and other liabilities. This decrease in current liabilities was due to a decrease in trade payables and payment of the annual profit sharing and management bonuses in the quarter.

        Net cash generated from investing activities during the first quarter of fiscal year 2002 was $38.4 million, versus $19.8 million used in investing activities in the first quarter of last year. Cash flow from investing activities for the quarter included the $50.3 million that was received for the sale of the company's Russian telecommunication ventures and the company's wholly owned telecommunication subsidiary. Capital expenditures were $12.0 million, down 38.5% from $19.6 million in the first quarter of last year. The decrease was mainly due to lower spending on management information systems and manufacturing facilities in the U.S. and Europe.

        Net cash used for financing activities totaled $36.8 million. The company decreased its net short-term notes payable by $36.9 million. The company paid off $35.5 million of Swiss francs denominated notes payable. The company used this borrowing as a net investment hedge to protect the economic value of short-term Swiss franc investments held in Europe. Based on current interest rates, it is more cost effective for the company to use forward exchange contracts to protect the value of these short-term investments.

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

        While Andrew Corporation's management is optimistic about the Company's long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook. Risks that may affect us include the volatility of our stock price, fluctuations in our operating results, the impact of economic fluctuations, intense competition and pricing pressure, rapid technological change and pressure for us to develop new products and risks associated with our international operations. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see Andrew's Annual Report on Form 10-K for the year ended September 30, 2001.

PART II—OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

  (a)
  Exhibits

      None

  (b)
  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 12, 2001	By:	/s/ CHARLES R. NICHOLAS
Charles R. Nicholas Vice Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES