Form 10-Q
period 2002-03-31
ANDREW CORP
filed 2002-05-13
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark-One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—81,803,038 shares as of May 8, 2002

INDEX
ANDREW CORPORATION

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31 2002	September 30 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$171,908	$112,442
Accounts receivable, less allowances (Mar. $6,366; Sept. $4,224)	167,539	243,642
Inventories
Finished products	76,017	69,751
Materials and work in process	104,800	122,154

	180,817	191,905
Miscellaneous current assets	12,105	7,521

Total Current Assets	532,369	555,510
Other Assets
Cost in excess of net assets of businesses acquired	42,132	41,870
Investments in and advances to affiliates	3,886	37,085
Other assets	9,737	8,735
Property, Plant, and Equipment
Land and land improvements	21,692	21,571
Buildings	108,937	104,136
Equipment	424,782	414,595
Allowances for depreciation	(346,253)	(325,770)

	209,158	214,532

TOTAL ASSETS	$797,282	$857,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$3,769	$44,109
Accounts payable	42,571	59,225
Accrued expenses and other liabilities	24,969	25,080
Compensation and related expenses	19,816	25,468
Current portion of long-term debt	5,978	25,546

Total Current Liabilities	97,103	179,428
Deferred liabilities	38,531	37,433
Long-term debt, less current portion	39,349	39,905
Minority interest	—	316
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share:
400,000,000 shares authorized; 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	67,222	65,870
Accumulated other comprehensive income	(46,244)	(44,773)
Retained earnings	841,386	822,753
Treasury stock, at cost (20,915,172 shares in Mar.; 21,187,764 shares in Sept.)	(241,092)	(244,227)

	622,299	600,650

TOTAL LIABILITIES AND EQUITY	$797,282	$857,732

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2002	2001	2002	2001
Sales	$199,731	$239,113	$423,230	$523,201
Cost of products sold	147,121	172,214	307,300	366,517

Gross Profit	52,610	66,899	115,930	156,684
Operating Expenses
Research and development	13,100	12,312	26,187	23,819
Sales and administrative	34,534	42,405	73,570	84,900

	47,634	54,717	99,757	108,719

Operating Income	4,976	12,182	16,173	47,965
Other
Interest expense	1,195	1,733	2,659	4,137
Interest income	(903)	(440)	(1,756)	(1,053)
Other (income) expense, net	(39)	(1,116)	(877)	2,098
Gain on the sale of equity investments	—	—	(8,651)	—

	253	177	(8,625)	5,182

Income Before Taxes	4,723	12,005	24,798	42,783
Income taxes	1,417	3,842	6,165	13,691

Net Income	$3,306	$8,163	$18,633	$29,092

Basic and Diluted Earnings per Share	$0.04	$0.10	$0.23	$0.36

Average Shares Outstanding
Basic	81,777	81,394	81,696	81,355

Diluted	81,889	81,515	81,864	81,549

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended March 31
	2002	2001
Cash Flows from Operations
Net Income	$18,633	$29,092
Adjustments to Net Income
Depreciation and amortization	25,055	24,763
Gain on sale of equity investments	(8,651)	—
Decrease in accounts receivable	74,462	36,381
Decrease/(Increase) in inventories	12,952	(4,645)
(Increase)/Decrease in miscellaneous current and other assets	(5,514)	4,839
Decrease in accounts payable and other liabilities	(23,751)	(22,743)
Other	(359)	376

Net Cash From Operations	92,827	68,063
Investing Activities
Capital expenditures	(25,390)	(41,162)
Proceeds from sale of equity investments	50,301	—
Acquisition of businesses, net of cash received	(121)	(6,300)
Investments in and advances to affiliates, net	58	9,876
Proceeds from sale of property, plant and equipment	232	507

Net Cash From/(Used in) Investing Activities	25,080	(37,079)
Financing Activities
Long-term debt payments	(20,308)	(8,926)
Short-term debt (payments) borrowings—net	(38,815)	(9,937)
Stock purchase and option plans	2,083	450

Net Cash Used in Financing Activities	(57,040)	(18,413)
Effect of exchange rate changes on cash	(1,401)	(436)

Total Increase for the period	59,466	12,135
Cash and cash equivalents at beginning of period	112,442	44,865

Cash and cash equivalents at end of period	$171,908	$57,000

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 2001.

NOTE B—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31
(In thousands, except per share amounts)	2002	2001	2002	2001
BASIC EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$3,306	$8,163	$18,633	$29,092
Denominator:
Weighted average shares outstanding	81,777	81,394	81,696	81,355

Net income per share—basic	$0.04	$0.10	$0.23	$0.36

DILUTED EARNINGS PER SHARE
Numerator:
Numerator for net income per share	$3,306	$8,163	$18,633	$29,092
Denominator:
Weighted average shares outstanding	81,777	81,394	81,696	81,355
Effect of dilutive securities:
Stock options	112	121	168	194

	81,889	81,515	81,864	81,549

Net income per share—diluted	$0.04	$0.10	$0.23	$0.36

        Options to purchase 4,193,915 shares of common stock, at exercise prices ranging from $19.33–$38.17 per share, were not included in the computation of diluted earnings per share for the six months ended March 2002 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 3,656,467 shares of common stock, at exercise prices ranging from $18.19–$38.17 per share, were not included in the March 2001 diluted earnings per share calculation because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders' equity, as a component of other comprehensive income. Comprehensive income for the six months ended March 31, 2002 and 2001 amounted to $17,162,000 and $23,589,000, respectively. Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 amounted to $2,722,000 and ($221,000), respectively.

NOTE D—ADOPTION OF NEW ACCOUNTING POLICIES

        At the beginning of fiscal year 2002, the company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards (FASB) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization included in sales and administrative expense in fiscal years 2001, 2000 and 1999 was $4.6 million, $4.0 million and $2.0 million, respectively. Goodwill amortization included in sales and administrative expense for the second quarter and first six months of fiscal year 2001 was $1.1 million and $2.2 million, respectively. Upon adoption of this standard the company was required to perform an impairment test of goodwill. This test showed no impairment of goodwill. The adoption of the provisions for amortization of intangible assets did not impact the company's amortization of these assets. Based on the company's current intangibles assets the company expects amortization expense for these intangibles to be approximately $0.6 million a year for the next five years.

        The following table discloses pro forma results for net income and earnings per share as if the non-amortization of goodwill provisions of FASB Statement No. 142 were adopted at the beginning of fiscal year 2001.

	Three Months Ended March 31		Six Months Ended March 31
(In thousands, except per share amounts)
	2002	2001	2002	2001
Reported Net Income	$3,306	$8,163	$18,633	$29,092
Add back: Goodwill amortization	—	762	—	1,512

Adjusted net income	$3,306	$8,925	$18,633	$30,604
Reported Basic and Diluted earnings per share	$0.04	$0.10	$0.23	$0.36
Add back: Goodwill amortization	—	$0.01	—	$0.02

Adjusted Basic and Diluted earnings per share	$0.04	$0.11	$0.23	$0.38

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

        The company guaranteed a line of credit with ABN-AMRO used by these ventures. As of September 30, 2001, the company had guaranteed $53.5 million, of which $47.3 million was outstanding. The company no longer guarantees borrowings for the ventures that were sold. The company still has investments totaling $3.8 million in telecommunication ventures. The company guarantees a $1.5 million line of credit used by these remaining ventures. As of March 31, 2002, $1.1 million was outstanding under this line of credit. The company is in the process of considering possible options that may involve the divestiture of all or a significant portion of these ventures.

NOTE G—PENDING AQUISTION

        On February 19, 2002, the company announced a definitive agreement to acquire Celiant Corporation of Warren, New Jersey for $203.1 million in cash and 16.3 million shares of the company's common stock. On February 19, the value of the transaction was approximately $470 million. Celiant, which was spun out of Lucent Technologies in June of 2001 is a leader in the power amplifier and radio frequency (RF) subsystem market. The company received approval from the Justice Department on April 5, 2002, to proceed with this acquisition. The company expects to complete this transaction in June of 2002.

NOTE H—SEGMENT

        The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Telecommunication services providers have continued to cut back on capital expenditures, driving sales of the company's main products lower. Sales for the second quarter of 2002 were $199.7 million, down 16.5% compared to the second quarter of 2001 and down 10.6% from the first quarter of 2002. This decrease was mainly due to a decline in wireless infrastructure sales in most geographic markets. China was the only major market where sales increased in the second quarter of 2002 compared to the second quarter of 2001. Sales in China for the second quarter of 2002 increased year over year, but were down from the large sales volumes experienced in the second half of 2001. The Latin American market declined sharply compared to last year, driven primarily by economic uncertainty in that region.

        For the second quarter of 2002, sales to the fixed telecommunications network market decreased in every region compared to the second quarter of 2001. The largest decrease in this category was in the U.S. where sales of equipment shelters decreased sharply. Sales to the broadcast and government market were down slightly despite significant increases in the U.S. broadcast market. U.S. sales of broadcast subsystems continue to grow as television broadcasters convert to digital transmission systems. Wireless accessory sales for the second quarter of 2002 increased compared to the second quarter of 2001, mostly due to the impact of the Micro Pulse acquisition in August of 2001. On a sequential basis, wireless product sales declined from the first quarter due to normal seasonality of wireless products sales.

        From a product standpoint, coaxial cable and terrestrial microwave antenna system sales were down in the second quarter compared to both the first quarter of 2002 and second quarter of 2001. The decrease was due to weakness in the wireless infrastructure and fixed telecommunication network markets. Other antenna and support product sales decreased compared to the second quarter of 2001 due mostly to the substantial decrease in equipment shelter sales. This was partially offset by increases in broadcast antenna, base station antenna and power amplifier sales.

        Sales for the six months ended March 31, 2002 were $423.2 million, 19.1% lower than the first six months of fiscal year 2001. Lower spending on telecommunication equipment in most major geographic regions drove sales down. The same trends of lower spending on wireless infrastructure and telecommunications networks that negatively impacted the second quarter of fiscal year 2002 also negatively impacted the first quarter of fiscal year 2002.

        Gross margin as a percentage of sales was 26.3% in the second quarter of 2002, compared to 28.0% in the second quarter of 2001. The decrease was mostly due to pricing pressure and lower volumes, and was partially offset by gains in manufacturing efficiency and cost reductions. The decline in average product prices ranged from 5% to 12% compared to 2001. Product mix had a slight negative impact on gross margin percentage in the quarter. Also contributing to this decrease was the payment of $1.8 million of severance related costs that were incurred in the quarter. During the quarter the company made reductions in staff that resulted in $3.2 million of severance related charges, of which $1.8 million was charged to cost of goods sold and $1.4 million was charged to operating expenses. Gross margin as a percentage of sales was 27.4% and 29.9% for the first six months of fiscal years 2002 and 2001, respectively. The year-to-date decrease in margin percentage was mainly due to the impact of lower prices, which was partially offset by efficiency improvements.

        Operating expenses decreased 12.9% or $7.1 million compared to the second quarter of last year and were down 8.6% or $4.5 million compared to the first quarter of 2002. On a year-to-date basis, total operating expenses were down $9.0 million or 8.2%. The decrease in total operating expense was due to a significant reduction in sales and administrative expenses. The company has recently taken steps to reduce operating expenses, including staffing reduction, hiring freezes, an early retirement program and a reduction in discretionary spending. Operating expenses for the second quarter included $1.4 million of severance related costs due to these staff reductions.

        While total operating expenses were down, the company has continued to increase research and development expenditures. Research and development expense increased 6.4% or $0.8 million compared to the second quarter of 2001 and 9.9% or $2.4 million on a year-to-date basis. The company has continued to focus its research and development on power amplifiers, base station antennas and repeaters.

        For the second quarter of 2002 sales and administrative expense declined 18.6% or $7.9 million compared to the second quarter of 2001 and were down 11.5% or $4.5 million compared to the first quarter of 2002. On a year-to-date basis sales and administrative expenses were down 13.3% or $11.3 million. For the second quarter, marketing related expenses were down 14.6% and administration expense declined 22.1% compared to the second quarter of 2001. Administrative costs decreased primarily due to cost reduction efforts, lower bonus and profit sharing expense and the elimination of expenses related to the company's Russian telecommunication ventures, which were sold in December of 2001. A portion of this decrease was also due to the company adopting the non-amortization provisions of FASB Statement No. 142. Goodwill amortization included in administrative expenses was $1.1 million in both the first and second quarters of fiscal year 2001.

        Lower debt levels and an increase in short-term investments have lowered interest expense and increased interest income. Interest expense decreased $0.5 million or 31.0% for the second quarter and $1.5 million or 35.7% for the first six months of the fiscal year. In the second quarter interest income more than doubled, increasing $0.5 million compared to the second quarter of 2001. For the first six months of 2002 interest income increased $0.7 million or 66.7%, compared to 2001. Other income decreased by $1.1 million in the second quarter of 2002, mostly due to a decrease in foreign exchange gains. On a year-to-date basis, other income / expense was $0.9 million of income in the first six months of 2002 compared to expense of $2.1 million in the first six months of 2001. This was mostly due to foreign exchange losses incurred in the first quarter of fiscal year 2001 as a result of fluctuation in European currencies. Also contributing to this year-to-date fluctuation was the elimination of minority interest expense for the company's Brazil operation. The 30% minority interest in the company's Brazil operation was purchased in the second quarter of fiscal year 2001. On a year-to-date basis, total other income for 2002 includes the $8.7 million gain recognized in the first quarter of 2002 for the sale of the company's equity investments in Russian telecommunication ventures.

        Income taxes were 30.0% of pretax income for the second quarter as compared to 32.0% for the second quarter of 2001. The lower effective tax rate is due to the impact of not amortizing goodwill, per FASB No. 142, and a higher percentage of the company's income is being earned outside the U.S., where lower effective tax rates apply. On a year-to-date basis, income taxes were 24.9% of pretax income as compared to the 32.0% for 2001. The decrease in the effective tax rate for the first six months of 2002 was due to the lower effective tax rate that applied to the $8.7 million gain recognized on the sale of the company's Russian telecommunications ventures. Excluding the impact of this gain, the effective tax rate for the fiscal year 2002 would have been 30.0%.

LIQUIDITY

        Cash and cash equivalents increased $59.5 million during the first half of 2002 to $171.9 million. Working capital totaled $435.3 million at March 31, 2002 compared to $376.1 million at September 30, 2001. In the first six months of fiscal year 2002 the company has increased its cash balances by 52.8% and decreased its total outstanding debt by 55.2%. The company's stronger balance sheet is due to improved cash flow generated from operations, lower spending on capital expenditures and the $50.3 million of cash received from the sale of the company's Russian telecommunication ventures. The company generated $92.8 million of cash flow from operations in the first half of 2002, a 36.4% increase over the first half of 2001. Management believes that the company's strong working capital position, low debt levels and ability to generate cash flow from operations will allow the company to meet its normal operating cash flow needs.

        The company plans to complete its acquisition of Celiant Corporation in June of 2002. The company will pay $203.1 million in cash and 16.3 million shares of common stock for Celiant. The company currently plans to fund this transaction with cash on hand and its available line of credit. The company maintains a $150 million revolving line of credit agreement, which had no borrowings outstanding as of March 31, 2002.

        The company generated $92.8 million of cash from operations during the first six months of 2002, 36.4% more than the $68.1 million generated in the first six months of fiscal year 2001. The improved cash flow from operations was mainly the result of decreases in accounts receivable and inventory due to lower sales volumes. The decrease in accounts receivable was also the result of improved collection efforts. Days sales in billed receivables were 73 days at March 31, 2002, declining six days from 79 days at March 31, 2001 and three days from 76 days at September 30, 2001.

        The company generated $25.1 million in the first six months of 2002 from investing activities. The company received $50.3 million from the sale of its investments in Russian telecommunication ventures and its wholly owned telecommunications subsidiary. Capital expenditures for the first six months of

2002 were $25.4 million, decreasing 38.3% from the $41.2 million of capital expenditures in the first six months of fiscal year 2001. The decrease in capital expenditures was due to less investment in the company's manufacturing facilities and lower expenditures for management information systems. The decrease in capital expenditures for manufacturing facilities was mostly due to expenditures made in the first half of 2001 for expansion of the company's China manufacturing facilities.

        Net cash used for financing activities totaled $57.0 million for the first six months of fiscal year 2002. The company reduced its long-term debt by $20.3 million in the first six months of 2002. This was mostly due to the company paying off $19.3 million of long-term debt in China in the second quarter. The company had used this debt to finance expansion in China and was able to pay this debt off with cash generated from the operations in China. The company repaid $38.8 million of notes payable in first six months of 2002, repaying all outstanding borrowing under the company's $150 million revolving credit agreement. The largest portion of these notes payable was repaid in the first quarter when the company paid off $35.5 million of Swiss franc denominated notes payable. The company used this borrowing as a net investment hedge to protect the economic value of short-term Swiss franc investments held in Europe. Based on current interest rates, it is more cost effective for the company to use forward exchange contracts to protect the value of these short-term investments.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements." In addition, our representatives or we may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management's beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

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

        While Andrew Corporation's management is optimistic about the Company's long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook. Risks that may affect us include the volatility of our stock price, fluctuations in our operating results, the impact of economic fluctuations, intense competition and pricing pressure, rapid technological change and pressure for us to develop new products and risks associated with our international operations. In addition, weak economic conditions have had a material negative impact on the worldwide telecommunications industry, and the rate at which the telecommunications industry improves is critical to the company's ability to improve its overall financial performance. The company has recently announced that it plans to acquire Celiant Corporation in the near future. While the company's management is optimistic about this planned merger, the company's ability to successfully implement this merger, integrate operations and achieve the forecasted synergies and cost savings may materially impact the company's future operations. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

PART II—OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a)
The company's Annual Meeting of Stockholders was held on February 19, 2002

(b)
Items submitted to a vote

1.
Election of Directors

Nominee	For	Against	Broker/Non-Votes	Abstentions
J.G. Bollinger	73,919,340	0	0	1,903,020
T.A. Donahoe	74,025,392	0	0	1,796,968
F.L. English	73,767,996	0	0	2,054,364
J. D. Fluno	74,005,039	0	0	1,817,321
W. O. Hunt	73,620,954	0	0	2,201,406
C.R. Nicholas	74,407,771	0	0	1,414,589
G. O. Toney	73,982,773	0	0	1,839,587
D.L. Whipple	73,006,750	0	0	2,815,610
2.
The selection of Ernst & Young to serve as independent public auditors for fiscal year 2002. The selection of Ernst & Young as independent auditors was ratified by votes of 74,327,347 for, 1,170,483 against, and 324,530 abstentions.

Item 6.    Exhibits and reports on Form 8-K

(a)
Exhibits

None

(b)
Reports on Form 8-K

        On February 20, 2002, the Registrant filed under Item 5 of Form 8-K. The Form 8-K contained the February 19, 2002 press release announcing that the Registrant had entered into a definitive agreement to acquire Celiant Corporation.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 13, 2001	By:	/s/ CHARLES R. NICHOLAS
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
SIGNATURE