Form 10-Q
period 2002-06-30
ANDREW CORP
filed 2002-08-14
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark-One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

        Common Stock, $.01 Par Value—98,081,793 shares as of August 9, 2002

INDEX
ANDREW CORPORATION

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	June 30 2002	September 30 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100,897	$112,442
Accounts receivable, less allowances (June—$7,248; Sept.—$4,224)	210,069	243,642
Inventories
Finished products	76,467	69,751
Materials and work in process	106,701	122,154

	183,168	191,905
Miscellaneous current assets	18,145	7,521

Total Current Assets	512,279	555,510
Other Assets
Cost in excess of net assets of businesses acquired	383,866	41,870
Intangible assets, less amortization	49,446	2,912
Investments in and advances to affiliates	3,891	37,085
Other assets	5,724	5,823
Property, Plant, and Equipment
Land and land improvements	21,762	21,571
Building	109,850	104,136
Equipment	456,816	414,595
Allowances for depreciation	(366,261)	(325,770)

	222,167	214,532

TOTAL ASSETS	$1,177,373	$857,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$71,017	$44,109
Accounts payable	78,017	59,225
Accrued expenses and other liabilities	42,851	25,080
Compensation and related expenses	23,619	25,468
Current portion of long-term debt	7,567	25,546

Total Current Liabilities	223,071	179,428
Deferred Liabilities	15,734	37,433
Long-Term Debt, less current portion	37,207	39,905
Minority Interest	—	316
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 per share: 400,000,000 shares authorized: 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	146,174	65,870
Accumulated other comprehensive income	(35,821)	(44,773)
Retained earnings	843,379	822,753
Treasury stock, at cost (4,636,417 shares in June; 21,187,764 shares in Sept.)	(53,398)	(244,227)

	901,361	600,650

TOTAL LIABILITIES AND EQUITY	$1,177,373	$857,732

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2002	2001	2002	2001
Sales	$214,897	$245,119	$638,127	$768,320
Cost of products sold	158,317	171,320	465,617	537,837

Gross Profit	56,580	73,799	172,510	230,483
Operating Expenses
Research and development	15,373	11,340	41,560	35,159
Sales and administrative	35,608	43,016	108,878	127,856
Intangible amortization	1,333	30	1,633	90

	52,314	54,386	152,071	163,105

Operating Income	4,266	19,413	20,439	67,378
Other
Interest expense	1,183	1,617	3,842	5,754
Interest income	(1,228)	(639)	(2,984)	(1,692)
Other (income) expense, net	1,464	440	587	2,538
Gain on the sale of equity investments	—	—	(8,651)	—

	1,419	1,418	(7,206)	6,600

Income Before Income Taxes	2,847	17,995	27,645	60,778
Income taxes	854	5,758	7,019	19,449

Net Income	$1,993	$12,237	$20,626	$41,329

Basic and Diluted Earnings per Share	$0.02	$0.15	$0.25	$0.51

Average Shares Outstanding
Basic	87,170	81,395	83,521	81,365

Diluted	87,220	81,488	83,649	81,525

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended June 30
	2002	2001
Cash Flows from Operations
Net Income	$20,626	$41,329
Adjustments to Net Income
Depreciation and amortization	40,419	38,610
Gain on the sale of equity investments	(8,651)	0
Decrease in accounts receivable	83,886	31,001
Decrease in inventories	12,052	1,949
(Increase)/Decrease in misc. current and other assets	(5,092)	5,081
Decrease in accounts payable and other liabilities	(14,983)	(7,977)
Other	(352)	426

Net Cash from Operations	127,905	110,419
Investing Activities
Capital expenditures	(32,734)	(55,896)
Proceeds from the sale of equity investments	50,301	0
Acquisition of businesses, net of cash acquired	(173,711)	(6,300)
Investments in and advances to affiliates, net	58	10,498
Proceeds from sale of property, plant and equipment	695	623

Net Cash Used in Investing Activities	(155,391)	(51,075)
Financing Activities
Long-term debt payments, net	(20,608)	(9,392)
Notes payable borrowings (payments), net	28,250	(4,027)
Stock purchase and option plans	2,083	468

Net Cash from (Used in) Financing Activities	9,725	(12,951)
Effect of exchange rates on cash	6,216	(2,394)

Total (Decrease)/Increase for the Period	(11,545)	43,999
Cash and equivalents at beginning of period	112,442	44,865

Cash and equivalents at end of period	$100,897	$88,864

See Notes to Consolidated Financial Statements

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 2001.

NOTE B—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Nine Months Ended June 30
(In thousands, except per share amounts)	2002	2001	2002	2001
BASIC EARNINGS PER SHARE
Numerator:
Net income	$1,993	$12,237	$20,626	$41,329
Denominator:
Weighted average shares outstanding	87,170	81,395	83,521	81,365

Net income per share—basic	$0.02	$0.15	$0.25	$0.51

DILUTED EARNINGS PER SHARE
Numerator:
Net Income	$1,993	$12,237	$20,626	$41,329
Denominator:
Weighted average shares outstanding	87,170	81,395	83,521	81,365
Effect of dilutive securities:
Stock options	50	93	128	160

	87,220	81,488	83,649	81,525

Net income per share—diluted	$0.02	$0.15	$0.25	$0.51

        Options to purchase 5,299,732 shares of common stock, at exercise prices ranging from $16.63—$38.17 per share, were not included in the computation of diluted earnings per share for the June 2002 because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 4,430,744 shares of common stock, at exercise prices ranging from $17.81—$38.17 per share, were not included in the diluted earnings per share calculation for June 30, 2001 because the options' exercise prices were higher than the average market price of the common shares.

NOTE C—COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the company to report foreign currency translation adjustments as well as the change in fair value of derivatives designated as hedges, as a component of other comprehensive income.

Comprehensive income for the three months ended June 30, 2002 and 2001 amounted to $12,416,000 and $8,601,000, respectively. Comprehensive income for the nine months ended June 30, 2002 and 2001 amounted to $29,578,000 and $32,190,000, respectively.

NOTE D—ADOPTION OF NEW ACCOUNTING POLICIES

        At the beginning of fiscal year 2002, the company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards (FASB) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization included in sales and administrative expense in fiscal years 2001, 2000 and 1999 was $4.6 million, $4.0 million and $2.0 million, respectively. Goodwill amortization included in sales and administrative expense for the third quarter and first nine months of fiscal year 2001 was $1.2 million and $3.4 million, respectively. Upon adoption of this standard the company was required to perform an impairment test of goodwill. This test showed no impairment of goodwill. The adoption of the provisions for amortization of intangible assets did not impact the company's amortization of these assets. The following table discloses pro forma results for net income and earnings per share as if the non-amortization of goodwill provisions of FASB Statement No. 142 were adopted at the beginning of fiscal year 2001.

	Three Months Ended June-30		Nine Months Ended June-30
(In thousands, except per share amounts)	2002	2001	2002	2001
Reported Net Income	$1,993	$12,237	$20,626	$41,329
Add back: Goodwill amortization	—	$1,176	—	$3,399

Adjusted net income	$1,993	$13,413	$20,626	$44,728
Reported Basic and Diluted earnings per share	$0.02	$0.15	$0.25	$0.51
Add back: Goodwill amortization	—	$0.01	—	$0.04

Adjusted Basic and Diluted earnings per share	$0.02	$0.16	$0.25	$0.55

NOTE E—RECENTLY ISSUED ACCOUNTING POLICIES

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, Accounting and Reporting for Obligations Associated with the Retirement of Tangible Long-lived Assets and the Associated Asset Retirement Costs. In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting and Reporting for the Impairment or Disposal of Long-lived Assets. The company will adopt these accounting standards beginning in fiscal year 2003. In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of Statement 13, and Technical Corrections. The statement modifies reporting of extinguishments of debt and amends accounting for leases. The company will adopt this accounting standard beginning in fiscal year 2003. The company does not expect that the adoption of these standards will have a material effect on the company's financial statements.

        In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, accounting for costs associated with exit or disposal activities. The provisions of this statement will be effective for exit or disposal activities initiated after December 31, 2002, though the company may elect to adopt these provisions early.

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

        The company guaranteed a line of credit with ABN-AMRO used by these ventures. As of September 30, 2001, the company had guaranteed $53.5 million, of which $47.3 million was outstanding. The company no longer guarantees borrowings for the ventures that were sold. The company still has investments totaling $3.9 million in telecommunication ventures. The company guarantees a $1.5 million line of credit used by these remaining ventures. As of June 30, 2002, $1.1 million was outstanding under this line of credit. The company is in the process of considering possible options that may involve the divestiture of all or a significant portion of these ventures.

NOTE G—AQUISITION OF BUSINESSES

        On June 4, 2002, the company completed its acquisition of Celiant Corporation. Celiant designs, manufactures and markets radio frequency (RF) power amplifiers for use in wireless communications networks for cellular, PCS, 2G and 3G base stations. The company paid $481.0 million for Celiant. This consisted of $203.1 million in cash, 16,278,805 shares of the company's stock valued at $266.6 million and $11.3 million of acquisition related costs. The 16,278,805 shares were valued at $16.38, the February 15, 2002 closing price, the last trading day before the merger agreement was signed. These 16,278,805 shares represent 16.6% of the company's total shares outstanding. The assets and liabilities of Celiant were recorded based upon a preliminary estimate of fair value. These estimates were determined by management and by an independent appraisal using currently available information. A preliminary allocation of the purchase price is as follows:

Tangible assets	$107,651
Intangible assets	42,800
Goodwill	330,553

Total purchase consideration	$481,004

        Celiant's results of operations have been included with the company's since June 4, 2002. Pro forma results of operations assuming the acquisition of Celiant occurred on October 1, 2001 are as follows:

Three Months Ended June 30, 2002
(in thousands, except per share amounts)

	Andrew	Celiant April 1, 2002 June 3, 2002	Pro Forma Adjustments	Pro Forma
Sales	$214,897	$43,663		$258,560
Net Income	1,993	1,610	(2,223)	1,380
Diluted Shares	87,220		10,911	98,131
Diluted Earnings Per Share	$0.02			$0.01

Nine Months Ended June 30, 2002
(in thousands, except per share amounts)

	Andrew	Celiant October 1,2001 June 3, 2001	Pro Forma Adjustments	Pro Forma
Sales	$638,127	$228,519		$866,646
Net Income	$20,626	12,311	(8,893)	$24,044
Diluted Shares	83,649		14,490	98,139
Diluted Earnings Per Share	$0.25			$0.24

        The pro forma adjustments consist of interest expense net of applicable taxes and the non-deductible amortization of the intangible assets acquired in the Celiant acquisition. The company estimates that it would have had to borrow an additional $63.0 million in notes payable if it completed the Celiant acquisition on October 1, 2001. The calculation of the pro forma adjustments is as follows.

Pro Forma Adjustment Detail

	2 Months	8 Months
Interest expense on $63,000 at 3.0%	$315	$1,265
Tax benefit on interest	(126)	(506)
Amortization of $42,800 of Intangible Assets	2,034	8,134

Total Pro Forma Adjustments	$2,223	$8,893

        Celiant was formed by Lucent Technologies' contribution of its power amplifier business to Celiant. Celiant started operations on June 1, 2001. Prior to this, Celiant did not operate as a separate business unit of Lucent and thus did not produce separate financial statements. Because separate financial statements do not exist for Celiant, for periods prior to June of 2001, the company is unable to provide pro forma financial data for fiscal year 2001.

        In the third quarter of 2002, the company also completed two smaller acquisitions. On April 24, 2002, the company acquired Quasar Microwave Technology Ltd. for $14.9 million. Quasar Microwave Technology Ltd. is located in Devon, England and is a manufacturer of microwave and millimeter wave radio components. On April 15, 2002, the company acquired selected assets of Antenna Bad Blankenburg for $3.0 million dollars. Antenna Bad Blankenburg is located in Bad Blankenburg, Germany and is a manufacturer of telematics equipment for the auto industry. These acquisitions were accounted for using the purchase method of accounting and resulted in $11.6 million of goodwill and $4.4 million of intangible assets. Pro forma results of operations, assuming these transactions occurred at the beginning of the fiscal year, are not materially different from the reported results of operations.

NOTE H—SEGMENT

        The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Sales for the quarter ended June 30, 2002 were $214.9 million, 12.3% lower than the same period last fiscal year and up 7.6% from the quarter ending March 31, 2002. With the exception of Europe, sales decreased in all major geographic areas compared to the third quarter of last year. These decreases were mostly due to the continued trend of weak telecom equipment spending. Sequentially, sales in the U.S. and Europe increased, while sales in Canada, Latin America, and the Asia-Pacific region declined.

        Wireless infrastructure sales were up from the previous quarter, with growth in both the U.S. and Europe. U.S. wireless infrastructure sales included one month of Celiant sales, which accounted for a majority of the U.S. increase. Compared to the third quarter of last year, wireless infrastructure sales were down as a whole, with growth only in Europe. A significant portion of this decrease was in China. Wireless infrastructure sales were exceptionally strong in China during the third and fourth quarters of 2001. Fixed telecommunication sales were down both sequentially and compared to last year, but did show strong growth in the European market compared to last quarter and the previous year. Sales in the broadcast and government market increased compared to last quarter and compared to last year, due to growth in the U.S. and Canada. Wireless accessories and telematics sales have increased significantly compared to the second quarter and compared to last year.

        On a product line basis, cable and cable accessories remained flat compared to the previous quarter. Compared to last year, European sales increased while sales in other regions declined. Terrestrial microwave sales increased sequentially during the quarter, but remained down when compared to the same period last year. Other antennas and support product sales increased for the current quarter, boosted by power amplifier sales resulting from the Celiant acquisition. Due to the Celiant acquisition the company expects that power amplifier sales and sales to Lucent Technologies will represent a significant portion of the company's total sales in the future. Compared to last year, there was strong growth in power amplifiers, government antennas, and broadcast products, but not enough to offset decreases in equipment shelters, earth station antennas, installation services, and telecom services.

        Sales for the nine months ended June 30, 2002, were $638.1 million, 16.9% lower than the same period last fiscal year. The same trend of decreased spending on wireless infrastructure and telecommunications networks that has negatively impacted the third quarter has negatively impacted the entire fiscal year of 2002. For the first nine months of fiscal year 2002, sales to the wireless infrastructure and fixed telecommunications network markets have decreased in all geographic regions. Sales to the broadcast and government market showed modest growth, largely due to strong sales of broadcast products in the U.S. in the first two quarters of the fiscal year. Wireless accessories decreased overall despite modest growth in telematics sales. From a product standpoint, coaxial cable and terrestrial microwave sales decreased in all geographic regions. Other antennas and support products decreased due to a reduction in equipment shelters, field services, earth station antennas and base station antennas. Other products included in this category, such as power amplifiers and broadcast products, grew significantly.

        Gross profit as a percentage of sales for the third quarter decreased to 26.3% from 30.1% for the third quarter of last year. Pricing pressure mainly drove the decrease in gross profit. Average product prices were 5% to 12% lower than last year. Product mix also had a slight negative impact on gross profit. These factors were somewhat offset by continued cost reductions and efficiency improvements. The Celiant acquisition had a slight negative impact on gross profit for the quarter. Currently, Celiant's gross profit margins are slightly lower than the overall gross profit margin of the company. Despite the increased pricing pressure the company was able to keep the gross profit percentage flat at the same

26.3% as the second quarter largely due to improvements in manufacturing efficiencies and by cost reductions.

        Operating expenses for the third quarter decreased $2.1 million or 3.8% compared to last year. The decrease in operating expenses was driven by a 17.2% decrease in sales and administrative expenses and was partially offset by a $4.0 million or 35.6% increase in research and development. Celiant accounted for $2.1 million of the increase in research and development. The remaining $1.9 million increase was due to the company's increased spending on power amplifiers, base station antennas and repeaters. Sales and administrative expense decreased 17.2% or $7.4 million from last year. Excluding Celiant, sales and administrative expenses declined $9.0 million or 20.9% from last year. This decrease is due to the company's on going cost reduction efforts, which have resulted in decreases in headcount, salaries and discretionary spending. Third quarter selling and administrative expenses contain $0.4 million of severance costs relating to the company's cost reduction efforts. Also contributing to the decrease in administrative expenses were lower bonuses, profit sharing and the elimination of expense related to the company's Russian telecommunication ventures, which were sold in December 2001. The decrease in selling and administrative expenses was also due to the company adopting the non-amortization provisions of FASB Statement No. 142. Goodwill amortization included in administrative expenses was $1.2 million for the third quarter of fiscal year 2001. In the third quarter, the company started reporting intangible amortization separately. The majority of this amortization expense is due to the $42.8 million of intangible assets acquired in the Celiant acquisition.

        On a year to date basis, total operating expenses for the nine months ending June 30, 2002 decreased $11.0 million or 6.8%. This decrease was driven by a $19.0 million or 14.8% decrease in sales and administrative expense. Excluding the impact of Celiant, selling and administrative expenses have decreased 16.1% or $20.5 million. The company has taken steps throughout the year to reduce operating expenses, including staffing reductions, hiring freezes, an early retirement program and a reduction in discretionary spending. Year to date operating expenses include $1.9 million of severance related costs due to these staff reductions.    While these cost cutting efforts have reduced expenses, the company believes that more significant cost cutting efforts are necessary. The ongoing trend of weak capital expenditures in the wireless infrastructure and telecom markets have led the company to consider additional cost cutting efforts. On July 18, 2002 the company announced that it expects to incur charges ranging from $60 to $100 million as a result of these cost reduction efforts. The company has set a goal of reducing annual operating costs by $30.0 million through the possible consolidation of facilities, exiting non-strategic business units, and identifying further reductions in discretionary spending. The company anticipates finalizing these plans in the fourth quarter. While these restructuring efforts will negatively impact the company's short-term financial results, the company believes that these steps will significantly strengthen the company in the long term.

        Total other expense was $1.4 million for the third quarter of fiscal year 2001 and 2002. Compared to the third quarter of last year, net interest expense decreased $1.0 million due to lower debt levels and higher short-term investments balances. This decrease was offset by a $1.0 million increase in other expenses due mostly to foreign exchange losses generated by the weakening of the U.S. dollar. On a year to date basis, total other income/expense was income of $7.2 million for 2002 verses expense of $6.6 million for 2001. Net interest expense decreased $3.2 million due to lower debt levels and higher short-term investment balances. Other expense decreased $2.0 million mostly due to a decrease in foreign exchange losses. Also contributing to this decline was the decrease in minority interest expense mostly due to the acquisition of the 30% minority interest in the company's Brazilian operation in 2001. Other income includes an $8.7 million gain recognized in the first quarter of 2002 for the sale of the company's equity investments in Russian telecommunication ventures.

LIQUIDITY

        Cash and cash equivalents decreased $11.5 million during the first nine months of fiscal year 2002 to $100.9 million. Working capital on June 30, 2001 was $289.2 million compared to $376.1 million on September 30, 2001. Over the first nine months of fiscal year 2002, the company has increased its cash flow form operations and reduced its capital expenditures. The decrease in working capital and cash balances was primarily driven by the $155.7 million net cash used for the Celiant acquisition. While this acquisition had a negative impact on working capital, Celiant's results had a positive impact on cash flow from operations in the third quarter. The company recently announced that it expects to implement restructuring plans that will result in $60 to $100 million of charges. While these actions will negatively impact liquidity, the company expects that less then half of these restructuring charges will impact cash flow. Management believes that the company's strong working capital position, low debt levels and ability to generate cash flow from operations will allow the company to meet its normal operating needs.

        The company generated $127.9 million of cash flow from operations over the first nine months of fiscal year 2002, 15.8% more than the $110.4 million generated in the first nine months of fiscal year 2002. The improved cash flow from operations was mainly the result of decreases in accounts receivable and inventory due to lower sales volumes. The large decrease in accounts receivable was also driven by improved collection efforts. Days sales in billed receivables were 73 days as of June 30, 2002, down from 79 days as of June 30, 2001 and flat with 73 days as of March 31, 2002.

        The company used $155.4 million of cash for investing activities. This was primarily due to the $173.6 million spent on three acquisitions in the third quarter. The largest of these was the Celiant acquisition for which the company paid $214.3 million, consisting of $203.1 million in cash paid to the former stockholders of Celiant and another $11.3 million paid for merger related costs. These payments were offset by the $58.7 million of cash that was acquired with Celiant, resulting in a net cash outlay of $155.7 million. The company also completed two smaller acquisitions in the third quarter, acquiring Quasar Microwave Technologies Ltd. for $14.9 million and Antenna Bad Blankenburg for $3.0 million. Capital expenditures were $32.7 million for the first nine months of 2002, a 41.4% decrease from 2001. The decrease in capital expenditures was due to less spending on the company's manufacturing facilities and lower expenditures for management information systems. The decrease in capital expenditures for manufacturing facilities was due largely to expenditures made in 2001 for expansion of the company's China manufacturing facilities. Investing activities also includes $50.3 million that the company received from the sale of its investments in Russian telecommunication ventures and its wholly owned telecommunications subsidiary, which were sold in December 2001.

        The company generated $9.7 million from financing activities in the first nine months of fiscal year 2002. The company reduced its long-term debt by $20.6 million in the first nine months of 2002. This was mostly due to the company paying off $19.3 million of long-term debt in China in the second quarter. The company had used this debt to finance expansion in China and was able to pay this debt off with cash generated from the operations in China. The company borrowed a net additional $28.2 million of notes payable in the first nine months of the year. Over the first six months of the year the company repaid $38.8 million of notes payable, most of which was due to the repayment of $35.5 million of Swiss franc denominated notes payable. The company used these notes payable to protect the value of short-term Swiss franc investments held in Europe. In the third quarter, the company increased its notes payable borrowing by $67.0 million. This was primarily due to an additional $60.0 million borrowed under the company's revolving credit agreement to finance the Celiant acquisition.

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

        While Andrew Corporation's management is optimistic about the company's long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook. Risks that may affect us include the volatility of our stock price, fluctuations in our operating results, the impact of economic fluctuations, intense competition and pricing pressure, rapid technological change and pressure for us to develop new products and risks associated with our international operations. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see "management's discussion and analysis of financial conditions and results of operations—risk factors" contained in Exhibit 13 to our Annual Report on From 10-K for the fiscal year ended September 30, 2001 and discussions in subsequent filings that describe risk factors that could cause results to differ materially from those projected in the forward-looking statements contained herein.

PART II—OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)  EXHIBIT INDEX

Exhibit No.	Description
10.1*	Supply Agreement dated as of June 1, 2001 between Lucent Technologies Inc. and Celiant Corporation
10.2*	Letter Agreement dated January 25, 2002 between Lucent Technologies Inc. and Celiant Corporation.
10.3	Employment Agreement dated as of June 4,2002 between Andrew Corporation and Ralph E. Faison
99.1	Certificate of Chief Executive and Chief Financial Officers
*
Portions of these exhibits have been omitted pending the commission's review of a request for confidential treatment.

(b)  Reports on Form 8-K

        On June 19, 2002, the Company filed a Form 8-K announcing under Item 2 of Form 8-K, the June 4, 2002 completion the company's acquisition of Celiant Corporation.

        On August 6, 2002, the company filed a Form 8-K/A amending the June 19, 2002 Form 8-K. This Form 8-K/A contained the financial statements and pro-forma financial statements required under Item 2 of Form 8-K for the Celiant acquisition.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 13, 2002	By:	/s/ CHARLES R. NICHOLAS Charles R. Nicholas Chief Financial Officer and Vice Chairman (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

INDEX ANDREW CORPORATION
ANDREW CORPORATION CONSOLIDATED BALANCE SHEET (Dollars in thousands)
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share amounts)
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
ANDREW CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE A—BASIS OF PRESENTATION
  NOTE B—EARNINGS PER SHARE
  NOTE C—COMPREHENSIVE INCOME
  NOTE D—ADOPTION OF NEW ACCOUNTING POLICIES
  NOTE F—SALE OF EQUITY INVESTMENTS AND TELECOMMUNICATIONS COMPANY
  NOTE G—AQUISITION OF BUSINESSES
  NOTE H—SEGMENT
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  LIQUIDITY
  SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
  PART II—OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES