Form 10-K
period 2002-09-30
ANDREW CORP
filed 2002-12-20
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended September 30, 2002.
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

Title of Each Class
Common Stock, $.01 par value
Common Stock Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act) Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 13, 2002 was $999,907,332. The number of outstanding shares of the Registrant's common stock as of that date was 98,319,305.

Documents incorporated by Reference:

        Portions of the Registrant's Annual Report to Stockholders for the year ended September 30, 2002 are incorporated by reference into Parts I and II.

        Portions of the Proxy Statement for the annual stockholders' meeting to be held February 11, 2003 are incorporated by reference into Part III.

PART I

Item 1.    Business

General Business

        Andrew Corporation ("Andrew" or the "company") was incorporated in 1987 under the laws of the State of Delaware as successor to an Illinois corporation organized in 1947. Originally founded as a partnership in 1937, its executive offices are located at 10500 West 153rd Street, Orland Park, Illinois, 60462, which is approximately 25 miles southwest of downtown Chicago. Unless otherwise indicated by the context, all references herein to Andrew or the company include Andrew Corporation and its subsidiaries.

        Andrew is a global supplier of communications products and systems to worldwide commercial, industrial, and governmental customers. Andrew's products are based on the company's core competency, the radio frequency (RF) path. Andrew has unique technical skills and marketing strengths in developing products for RF systems. Andrew manages its business as one reportable business segment built around this core competency. Within this one segment the company views its sales as being to three primary markets: wireless infrastructure, fixed-line telecommunications, and broadcast and government. The wireless infrastructure market is based on infrastructure for wireless communication providers. The company's products support traditional TDMA, GSM and CDMA wireless networks as well as emerging third generation (3G) technologies. The fixed-line telecommunications network market is based on infrastructure telecommunication network operators and competitive service providers for voice, data, video and Internet service. The broadcast and government market is based on infrastructure systems for radio and television broadcasting, including digital TV and satellite delivered broadcast services, air traffic control and weather surveillance radar, and various other specialized applications for government and commercial use.

        Andrew's principal products include coaxial cables, connectors, cable assemblies and accessories, power amplifiers, microwave antennas and products for point-to-point communication systems, television broadcasting antennas, special purpose antennas for commercial and government use, antennas and earth stations for satellite communication systems, cellular antenna products, Global Positioning System (GPS) antennas and products, radar system components and related ancillary items and services. These products are frequently sold as integrated subsystems and systems rather than as separate components.

        In fiscal year 2002, Andrew made the largest acquisition in its history, acquiring Celiant Corporation, a leading power amplifier manufacturer. This acquisition made Andrew one of the largest suppliers of power amplifiers for wireless communications. Celiant's engineering capabilities and intellectual property complement Andrew's existing business giving Andrew a broad offering of power amplifier products supporting TDMA, GSM and CDMA as well as emerging 3G technologies. This acquisition allows Andrew to provide global wireless service providers and original equipment manufacturers (OEMs) with a unique one-stop shopping partner that offers a complete RF subsystems solution. The technical expertise of Celiant, as well as patents and licenses that were acquired, provides Andrew with a unique position to further enhance its technological leadership position in the wireless infrastructure market.

        While the company is optimistic about the long-term growth potential of its primary markets, global telecommunications spending on infrastructure has been weak over the last two years. In response to this decline, Andrew took steps to reduce expenses and improve financial performance. In September 2002, the company announced plans to restructure its manufacturing operations and exit several non-strategic businesses. Andrew will discontinue the equipment shelter, wireless accessory, and satellite modem businesses. The company's satellite modem business was shut down in September 2002. The equipment shelter business was sold in October 2002, and the wireless accessory business is planned to be sold in fiscal year 2003. The company will also restructure its manufacturing operations, close several manufacturing and engineering facilities, and consolidate into fewer, more efficient facilities. The company expects these actions will reduce its workforce by an estimated 800 employees. Andrew anticipates that these actions will reduce annual expenses by as much as $40 million dollars starting in 2004. Due to the implementation of the restructuring actions taking place throughout 2003, the company forecasts that net savings will be approximately $10 million in 2003.

        Andrew has a significant international manufacturing and distribution presence. Sales by non-U.S. operations and export sales from U.S. facilities accounted for approximately 50% of Andrew's sales in 2002 and 57% in both 2001 and 2000. Developing countries represent some of the greatest growth opportunities for wireless communication. Wireless is currently the most cost efficient way to provide communications infrastructure to much of the developing world. Over the last five years, Andrew has significantly increased its international manufacturing and distribution capabilities in Asia, Latin America and Africa. In 1998, the company built a new manufacturing facility in China, which has significantly boosted sales in the Asia-Pacific market. Also in 1998, the company established a manufacturing facility in India. The company has increased its manufacturing and distribution presence in the Latin America through the 1995 acquisition of a Brazilian company and by establishing a Brazilian cable manufacturing facility. In 1999, Andrew acquired the remaining interest of a South African company, Satcom Systems, Pty. Ltd, a distributor that Andrew has owned an interest in since 1996.

        Andrew has focused on growth through internal research and development efforts and acquisitions of technology. In addition to the Celiant acquisition, Andrew consummated three smaller acquisitions in 2002 that brought the company new technology and additional markets for its products. Andrew acquired Quasar Microwave Technology Ltd., a British microwave component manufacturer. The addition of Quasar's microwave and millimeter wave components complements Andrew's existing microwave products. Andrew acquired selected assets and intellectual property from Wireless Systems International Ltd. (WSIL), a British manufacturer of power amplifiers. Also in 2002, Andrew acquired selected assets of German antenna manufacturer, Antenna Bad Blankenburg, a designer and manufacturer of telematics equipment for the German automobile industry.

        During fiscal year 2001, Andrew made two acquisitions to expand its product offerings. The company acquired selected assets and intellectual property of Deltec Telesystems International Ltd., a leading supplier of remotely adjustable downtilt base station antennas. Also in 2001, the company acquired Micro Pulse, a California based manufacturer of wireless and GPS antennas.

        In the first quarter of 2002, Andrew sold its interest in a group of Russian telecommunications companies for $50.3 million. These investments were sold to a subsidiary of Group Menatep, a Russian financial holding company. The sale of these assets allows Andrew to focus its resources on its core businesses.

Principal Products

        The following table sets forth sales and percentages of total net sales represented by Andrew's principal products during the last three fiscal years:

	Year Ended September 30
	2002		2001		2000
	Dollars in thousands
Coaxial Cable, Connectors, Assemblies and Accessories	$499,018	58%	$577,800	62%	$570,552	63%
Other Antennas and Support Products	142,143	16%	190,991	20%	169,943	19%
Terrestrial Microwave Antenna Systems	127,577	15%	160,061	17%	158,168	17%
Power Amplifiers	96,063	11%	6,424	1%	4,235	1%

	$864,801	100%	$935,276	100%	$902,898	100%

Coaxial Cable, Connectors, Assemblies and Accessories

        Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor. It is principally used to carry radio frequency signals at frequencies up to 2 GHz. Andrew sells its semi-flexible and elliptical waveguide cable products under the trademarks HELIAX® and RADIAX®. The company has recently started manufacturing coaxial cable for the cable television market.

        In addition to bulk cable, the company provides cable connectors, accessories and assemblies also marketed under the HELIAX® brand name. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. Andrew provides three families of connectors, the standard HELIAX® connectors, OnePiece™ connectors, and RingFlare™ connectors. Cable accessories protect and facilitate installation of coaxial cable onto cell towers and into equipment buildings. Accessories include lightning surge protectors, hangers, adaptors and grounding kits, including Arrestor Plus®, ArrestorPortII™, KwikClamp™, SureGround™, and SureGround Plus™ product lines. Together, connectors and cables combine to form SureFlex™ coaxial cable assemblies.

Other Antennas and Support Products

        These products include special application antennas, support products and various electronic equipment. The company manufactures and sells several types and configurations of special application antennas. These antennas are principally used for applications such as cellular and personal communication systems, television broadcasting, satellite communications, and navigation.

        Broadcast companies use Andrew's broadcast antenna systems for broadcasting and transmitting DTV, UHF and VHF television programs. Andrew also provides a complete range of transmission line products such as filters, combiners, and RF components. Broadcast products are primarily marketed under the name brands of GUIDELine®, GUIDELINER®, STACKER™, and TRASAR® antennas.

        Earth station antenna (ESA) systems manufactured by Andrew are used at earth terminals to receive and transmit signals to and from communication satellites in equatorial orbit. The products are used for the long distance transmission of conventional telecommunications traffic, to support broadband data infrastructure and for satellite delivered television broadcasting. System elements include an antenna, from 1 to 32 feet in diameter, electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. The company's ESA products are marketed under the brand names of Newsflash™, VALULink®, and ValuStar™.

        The company designs and manufactures patented base station antennas for the wireless infrastructure market, including PCS, paging, cellular, and 3G applications. The company markets its base station antennas under the trademarks PerforMax™ and Teletilt™.

        The company designs and installs proprietary distributed communication systems (DCS). These systems permit communications in buildings and tunnels where the potential for RF blockage due to obstructions is high and where multiple services such as cellular, PCS, paging, and safety/emergency communications are required. Andrew offers a suite of antenna solutions for in-building wireless services, including small cables that meet stringent fire safety codes and are flexible enough to bend around corners and over walls, in-building antennas designed to enhance and extend wireless coverage for mobile phones and other distributed communications systems, fiber optic distributed antenna systems, supporting repeaters and amplifiers, and a complete line of installation accessories for all in-building wireless applications. DCS products are marketed under the trademarks Cell-Max™ and InCell™.

        Andrew is an industry leader in the design, manufacture and distribution of high quality, high performance wireless antennas for Cellular, PCS, Specialized Mobile Radio (SMR) and Global Positioning System (GPS) applications. Andrew supplies multiband wireless antennas and GPS products to automotive manufacturers and their suppliers. Telematics products are used in vehicle communications and wireless services, such as GM's OnStar, Ford's VCS and JaguarNet.

        Also included in this product group are a wide range of antennas and antenna / pedestal systems for applications such as air traffic control radar antenna systems, weather radar systems, low and medium earth orbit satellite ground tracking systems, and HF communication systems. Included in this category is Andrew's line of GRANGER® HF antennas.

Terrestrial Microwave Antenna Systems

        Terrestrial Microwave Antenna Systems consist of one or more microwave or millimeter wave antennas, waveguides or coaxial cables connecting antennas to transmitters or receivers, various ancillary items and field installation services.

        Andrew manufactures a full line of terrestrial microwave (TMW) antennas for applications such as fixed-line telecommunications networks, broadband wireless, wireless infrastructure, television broadcasting and other applications. Land-based microwave radio networks are commonly used by telecommunications companies for telephone, Internet, video and data transmission. They also are used for more specialized purposes by cellular operators to link cellsites with switching centers and by private companies, such as pipelines, electric utilities and railroads, for their internal communications needs. Andrew's TMW antennas are marketed under the trademarks GRIDPAK® and ValuLine®.

        Andrew includes its waveguide products in the terrestrial microwave antenna systems category. Waveguides are hollow transmission lines used to connect antennas and radios. Andrew manufactures circular, rectangular and elliptical waveguides for various uses such as TV broadcasting and microwave transmission. Elliptical waveguide is the most commonly used waveguide, and it is used as a main feeder line for microwave transmissions between 1.7 and 40 GHz. Most of Andrew's waveguides are sold as part of antenna systems.

        Pressurization equipment, also a part of the microwave product group, provides a constant supply of dry air to the transmission lines, providing high signal quality and reduced risk of component damage due to moisture. Pressurization products are marketed under the trademark DryLine®. Other passive microwave system components offered by Andrew include filters and diplexers.

Power Amplifiers

        Andrew designs and manufactures a wide range of radio frequency (RF) high power single and multi-carrier power amplifiers for cellular, PCS and 3G systems. RF power amplifiers are required by wireless communication systems to boost the radio signal power for transmission across long distances. Andrew's RF power amplifier products range in power from 10 to 100 watts of output power and in frequency from 806 MHZ to 2100 MHZ. Andrew's RF power amplifier products are custom designed for major OEMs.

Principal Markets

        Andrew's products are sold principally to three key markets: wireless infrastructure, fixed-line telecommunications, and broadcast and government. The wireless infrastructure market is based on products used for cellular, PCS, specialized mobile radio, wireless local loop and in-building communication applications. These products address most of the primary analog and digital systems, such as GSM, TDMA, CDMA, and 3G technologies. It also includes products such as wireless antennas and GPS components sold to automotive manufacturers and suppliers. The fixed-line telecommunications network market is based on infrastructure for telecommunication network operators and competitive service providers for voice, data, video or Internet service and for private operators such as utilities and railroads for internal communication needs. Fixed broadband wireless networks use point-to-point or point-to-multipoint systems to provide high-speed data and Internet access. The broadcast and government market is based on infrastructure systems for radio and television broadcasting, including digital TV, multi-channel video and satellite-delivered broadcast services, air traffic control, weather surveillance radar, and high frequency systems for government and commercial applications.

International Activities

        Andrew's international operations represent a substantial portion of its overall operating results and asset base. Manufacturing facilities are located in Canada, Scotland, Brazil, China and India. Andrew's plants in the United States also ship manufactured goods to export markets.

        During fiscal 2002, sales of products exported from the United States or manufactured abroad were $436,252,000 or 50% of total sales compared with $529,691,000 or 57% of total sales in fiscal 2001 and $518,065,000 or 57% of total sales in fiscal 2000. Exports from the United States amounted to $38,255,000 in fiscal 2002, $40,499,000 in fiscal 2001 and $68,494,000 in fiscal 2000. Andrew's export sales have decreased significantly over the last several years due to the expansion of the company's international manufacturing capabilities, primarily in China. Products that were previously manufactured in the U.S. and exported are now manufactured closer to the customer.

        Sales and income on a country-by-country basis can vary considerably year to year. Further information on Andrew's international operations is contained in the note "Segment and Geographic Information" to the Consolidated Financial Statements included on page 39 of the 2002 Annual Report to Stockholders, incorporated herein by reference.

        Andrew's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets as well as its political risk insurance mitigate some of these risks.

Marketing and Distribution

        Sales engineering functions, including product application assistance, are performed by a staff of highly trained applications engineers located at each manufacturing facility. In addition, field sales engineers are located at or near Baltimore, Buffalo, Columbus, Detroit, Los Angeles, Miami, New York City, Phoenix, Pittsburgh, Richmond, San Francisco, Seattle, Bangkok (Thailand), Beijing, Chengdu, Guangzhou and Shanghai (China), Helsinki and Oulu (Finland), Essen and Munich (Germany), Mexico City (Mexico), Hong Kong, Jakarta (Indonesia), Johannesburg (South Africa), Kuala Lumpur (Malaysia), London (England), Madrid (Spain), Manila (Philippines), Milan (Italy), Moscow (Russia), New Delhi (India), Paris (France), Riyadh (Saudi Arabia), Singapore, Stockholm (Sweden), Tokyo (Japan), and Zurich (Switzerland). As of the end of fiscal year 2002, sales locations were also located in Scottsdale and Wellington, New Zealand but will be closed during fiscal year 2003 as part of the company's restructuring activities. Unlike most of its competitors, Andrew uses its own sales and sales engineering staffs to service its principal markets, but follows the traditional practice of using commissioned sales agents in countries with emerging sales markets.

        Andrew's sales are mostly to the wireless infrastructure market, which accounted for 81% of the company's total sales in 2002. Sales to the wireless infrastructure market are predominantly to OEMs and large wireless service providers. Andrew has tailored its business strategy to serve the needs of these customers. The company's marketing and distribution operations are set up to meet the needs of these customers. Andrew's international manufacturing, distribution and sales organizations allow Andrew to meet the global demands of these customers. The company's extensive product offering provides these customers with one-stop shopping for integrated wireless systems including antennas, transmission cables, power amplifiers and related products.

Major Customers

        Andrew serves a highly diversified customer base. The company's largest customers are OEMs and wireless service providers. In fiscal 2002, aggregate sales to the ten largest customers accounted for 48% of total consolidated sales compared to 44% in 2001 and 44% in 2000. In 2002, sales to Lucent Technologies were $94.8 million or 11% of the company's total revenue. This was primarily attributed to the company's acquisition of Celiant Corporation in June 2002. In prior years, no single customer made up 10% or more of the company's total revenue.

Manufacturing Locations

        Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. Manufacturing facilities are located worldwide, sharing a company wide commitment to quality and continuous improvement. Specifically, Andrew has gone to great lengths to ensure that all of its manufacturing processes and systems are based on the quality model developed by the International Organization for Standardization (ISO), and that identical management guidelines at all Andrew locations produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. As a result, all products manufactured at any Andrew facility worldwide meet the exact same criteria. To date, more than 30 Andrew locations have received ISO 9000 certification, the most widely recognized standard for quality management.

North America:    Orland Park, Illinois is Andrew's principal manufacturing facility in the U.S. and is also its headquarters. The Orland Park facility manufactures HELIAX® coaxial cable, connectors, accessories, cable assemblies, microwave transmission lines, broadcast transmission lines, base station antennas, broadcast antennas, and RADIAX® radiating cables. Other North American facilities include Gray, Maine (filters and combiners) and Whitby, Ontario (cable assemblies and government antennas). The company's power amplifier manufacturing operations are subcontracted to third party contract manufacturers.

The company's current restructuring and plans to discontinue several businesses will impact the company's U.S. manufacturing operations. Eight U.S. manufacturing locations will be closed. The operations of four of these facilities will be moved to existing locations or replaced by a new manufacturing facility in Mexico. The company's restructuring plans will close the following locations: Burlington, Iowa (broadband high-speed Internet access and MMDS products), Denton, Texas (earth station and terrestrial microwave antennas), Richardson, Texas (pressurization equipment and amplifiers), and Tinley Park, Illinois (broadcast products). The company's decision to discontinue its wireless accessory, equipment shelter and satellite modem businesses will result in the sale or closing of four additional facilities. In October 2002, the company sold its equipment shelter business, which included manufacturing facilities in Newnan, Georgia and Burlington, Kansas. In 2003, the company plans to sell its wireless accessory business, which has a manufacturing facility in Addison, Illinois. Discontinuing the company's satellite modem business resulted in closing the engineering and manufacturing facility in Sunnyvale, California.

Asia- Pacific:    The Suzhou, China manufacturing facility is positioned to manufacture and deliver Andrew products to customers in Asia. The facility began value-added manufacturing in December 1997, and added HELIAX® cable manufacturing in August 1998. The facility also manufactures connectors, accessories, cable assemblies, and base station antennas. In 1998, the company established a manufacturing facility in Goa, India. The Goa plant manufactures coaxial cable and microwave antennas.

Europe:    The Lochgelly, Scotland manufacturing facility provides Andrew products for the European market. This facility manufactures HELIAX® coaxial cable, elliptical waveguide, connectors, accessories, and terrestrial microwave antennas. The Lochgelly facility subcontracts some of its manufacturing to a third party contract manufacturer located in Estonia.

The company has several other smaller European manufacturing locations that the company plans to close as part of its current restructuring efforts. These include Bad Blankenburg, Germany (GPS antennas), Krasnoyarsk, Russia (microwave and earth station antennas), and Newton Abbott, England (microwave antennas). The manufacturing operations at these facilities will be relocated to existing facilities or moved to a new manufacturing location that the company plans to open in Central Europe.

South America:    Andrew's Sorocaba, Brazil facility provides Andrew products for the Latin American market. This facility manufactures coaxial cable, connectors, accessories, cable assemblies, elliptical waveguide, base station antennas, and terrestrial microwave products.

Raw Materials and Components

        The company's products are manufactured from both standard components and parts that are built to the company's specifications by other manufacturers. The company's most significant raw materials are copper, aluminum and plastics. Andrew uses copper to manufacture coaxial cable and, as a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has negotiated copper purchasing contracts with various suppliers into fiscal year 2003. In general, the company has contracts that lock copper pricing through July of 2003. The company uses aluminum in the fabrication of many of its products, such as terrestrial microwave antennas, earth station antennas, and other specialty antennas. In order to reduce exposure to aluminum price fluctuations, Andrew has entered into aluminum purchase contracts that lock aluminum pricing for half of the anticipated fiscal year 2003 purchases. Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

        Some of the company's products include specialized components manufactured by suppliers. Andrew is dependent upon a sole supplier for certain key components for its power amplifier operations. If this source is not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact the company's results of operations until another qualified supplier is found. The company believes that its supply contracts and this supplier's contingency plans mitigate some of this risk.

Research and Development

        Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 2002, 2001 and 2000, Andrew spent $57,977,000, $39,934,000, and $31,684,000, respectively, on research and development activities. A substantial amount of these activities were focused on power amplifier and base station antennas.

Intellectual Property and Intangible Assets

        As of September 30, 2002 the company had $47,344,000 of intangible assets, net of accumulated amortization, made up of patents, technology, supply agreements and various other intangible assets that the company has acquired through acquisitions. A significant portion of these intangible assets relate to patents, patent applications and related technology acquired from Celiant. Andrew's internally developed intangible assets, such as patents, are not recorded on the balance sheet. Andrew holds approximately 393 active patents, expiring at various times between 2003 and 2021. Andrew attempts to obtain patent protection for significant developments whenever possible. Andrew believes that, while patents and other intangible assets in aggregate are valuable to the company's business, the company is not materially dependent on any one individual patent or intangible asset.

Competition

        Many large manufacturers of electrical or radio equipment, some of which have substantially greater financial resources than Andrew, compete with a portion of Andrew's antenna systems equipment, power amplifier and coaxial cable product lines. In addition, there are a number of small independent companies that compete with portions of these product lines. Andrew traditionally has focused on specific specialized fields within the marketplace that require sophisticated technology and support services. Andrew competes principally on the basis of product quality, service and continual technological enhancement of its products.

        There are numerous manufacturers of specialized antenna systems and radar systems components. There is substantial competition within this market and Andrew is not a major competitor. The company competes primarily on the basis of its ability to provide state-of-the-art solutions in these technologically demanding markets.

        Andrew competes with a variety of competitors in its various markets. In the wireless infrastructure market Andrew's primary competitors are Allen Telecom, Eupen, Kathrein, Mitsubishi, NK Communications, Powerwave, Remec and RFS. In the fixed-line telecommunications network market the company's primary competitors are Gabriel, PML, Radiowaves, RFS, TriPoint Global and Viasat. In the broadcast and government market the company's primary competitors are Dielectric, Jampro, RFS, TCI and TriPoint Global.

Backlog and Seasonality

        The following table sets forth the company's backlog of orders believed to be firm and due to ship within the next year and beyond:

	Orders to be shipped as of September 30
	2002	2001
	Dollars in thousands
Within 12 months	$195,318	$190,199
After 12 months	—	1,798

	$195,318	$191,997

        Due to variability of shipments under large contracts, customers' seasonal installation considerations and variations in product mix and in profitability of individual orders, the company can experience wide quarterly fluctuations in sales and income. These variations are expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

Environment

        Andrew is committed to demonstrating the highest standard of global environmental management and achieving environmental best practices. Six locations have been awarded certifications for ISO 14001, an international standard for environmental management systems. The company is committed to the continual improvement of its environmental management system and practices, including resource conservation and pollution prevention. Andrew engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such laws and regulations does not currently have a significant effect on the company's capital expenditures, earnings, or competitive position. In addition, the company has no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on its financial condition.

Employees

        At September 30, 2002, Andrew had 4,757 employees, 2,642 of whom were located in the United States. Of these 4,757 employees, 634 employees were temporary workers, 330 of whom were located in the United States. None of Andrew's employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations.

Regulation

        Andrew is not directly regulated by any governmental agency in the United States. Most of its customers and the telecommunications industry generally, are subject to regulation by the Federal Communications Commission (FCC). The FCC controls the granting of operating licenses, allocation of transmission frequencies and the performance characteristics of earth station antennas. As a result of these controls, products such as power amplifiers and antenna design specifications must be conformed on an ongoing basis to meet FCC requirements. This regulation has not adversely affected Andrew's operations.

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

Government Contracts

        Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance. Total direct and indirect sales to agencies of the United States Government were $15,382,000 in 2002, $9,801,000 in 2001, and $7,562,000 in 2000. These contracts are typically less than 12 months in duration.

Item 2.    Properties

        Andrew has sixteen manufacturing facilities, forty engineering and sales office locations and fourteen distribution facilities. All are equipped with appropriate office space. Of these facilities, eight manufacturing facilities, two sales offices, and an engineering office will be closed in fiscal year 2003 due to the discontinuation of certain businesses and restructuring activities. Activities at these facilities will be moved to existing facilities or replaced by new facilities the company plans to open in Mexico and in Central Europe. Andrew's executive offices are located at the facility in Orland Park, Illinois. The following table sets forth certain information regarding significant facilities:

Location	Approximate floor area in square feet	Owned/Leased
Orland Park, Illinois	590,000	Owned
Addison, Illinois*	201,000	Leased
Denton, Texas*	241,000	Owned
Richardson, Texas*	100,000	Owned
Warren, New Jersey	93,000	Leased
Burlington, Iowa*	70,000	Owned

U.S. sub-total	1,295,000
Suzhou, China	268,000	Owned
Lochgelly, Fife, United Kingdom	190,000	Owned/Leased
Sorocaba, Sao Paulo, Brazil	158,000	Owned
Campbellfield, Victoria, Australia	115,000	Owned
Whitby, Ontario, Canada	101,000	Owned
Goa, India	53,000	Leased

Non-U.S. sub-total	885,000
TOTAL	2,180,000

        Locations marked with an asterisk (*) will be closed or sold in fiscal year 2003 due to the discontinuance of certain businesses and due to the company's restructuring plans. All properties are in good condition and are suitable for the purposes for which they are used.

        Andrew owns 586 acres of land. Of this total, 344 acres are unimproved, including 110 acres in Orland Park, Illinois, 112 acres in Denton, Texas, 98 acres in Ashburn, Ontario, Canada, 12 acres in Melbourne, Australia, 10 acres in Suzhou, China, and 2 acres in Richardson, Texas. Andrew also leases sales offices and facilities in the United States and in 23 countries outside the United States. Andrew anticipates selling the land in Denton and Richardson Texas as part of its current restructuring activities.

Item 3.    Legal Proceedings

        Andrew is not involved in any pending legal proceedings that are expected to have a materially adverse effect on its financial position, nor is it aware of any proceedings of this nature or relating to the protection of the environment contemplated by governmental authorities.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters that required a vote of security holders during the three months ended September 30, 2002.

Additional Item—Corporate Officers of the Registrant

        Floyd L. English, 68, chairman and chief executive officer. Dr. English was reappointed president and chief executive officer of Andrew Corporation on July 18, 2001. He has been chairman of Andrew since 1994, having served as president and chief executive officer from 1983 to 2000. Dr. English joined Andrew in 1980 as vice president, corporate development and became vice president, U.S. operations in February 1981 and president in 1982. Dr. English is a member of the boards of the Executives Club of Chicago and the Illinois Math and Science Academy.

        Thomas E. Charlton, 66, vice president, business development. He joined the company in 1965 as director of advanced development and became a vice president in 1986. He holds a BSEE from the University of Notre Dame and earned M.S. and Ph.D. degrees in electrical engineering from Ohio State University.

        Paul R. Cox, 43, group president, communication products. He joined Andrew in September 2000 as vice president, satellite products/systems and government antennas. Prior to joining Andrew, he was vice president and general manager of the Space & Technology Group/Atlanta at EMS Technologies, Inc. He holds a BSEE from Auburn University in Alabama and a M.S. in the same discipline from Southern Methodist University.

        John E. DeSana, 53, group president, RF subsystems. He joined the company in March 1991 as operations manager, HELIAX® cable products and became vice president, HELIAX® cable and accessories in November 1996. Prior to joining Andrew Corporation, he was employed by Litton Industries and Belden Wire and Cable. He graduated from Xavier University with a B.A. in economics.

        John R.D. Dickson, 47, vice president, corporate marketing and management information systems since 1996. He joined Andrew in 1975 and has held numerous management positions in engineering, business development, marketing and business unit management. He holds an H.N.D. in Physics from Napier University, Edinburgh, Scotland.

        Ralph E. Faison, 44, president and chief operating officer. He joined Andrew Corporation in June 2002. He was formerly president and chief executive officer of Celiant Corporation since June 2001. Prior to joining Celiant, he was vice president New Ventures Group at Lucent Technologies from 1997. Previously, he was VP of advertising and brand management. Prior to Lucent, he held various positions at AT&T, including VP and general manager of AT&T's wireless business unit and manufacturing VP for its consumer products unit in Bangkok, Thailand. He holds a bachelor's degree in marketing from Georgia State University and a master of science, management, Sloan Fellowship from Stanford University. He is a member of the board of directors for WatchMark Corporation. In addition, he is a member of, and an advisory board member for, New Venture Partners LLC, the general partner of New Venture Partners II LP. New Venture Partners II LP was an investor in Celiant Corporation and owned 8.5% of Andrew's outstanding stock on September 30, 2002 as a result of the acquisition of Celiant by Andrew.

        M. Jeffrey Gittelman, 54, vice president and treasurer. Prior to joining Andrew in 1992, he was vice president and treasurer of Holnam, Inc. and assistant treasurer of Storage Technology Corporation. He holds a Bachelor's degree in finance from Hofstra University and an MBA from Adelphi University.

        Robert J. Hudzik, 53, vice president, corporate development, joined Andrew Corporation in July 1996. He was formerly director, marketing and sales, network services for PTT Telecom of the Netherlands from January 1994 until July 1996. He was vice president, marketing for Ameritech Services from 1990 to 1994. He holds a BSEE from the University of Illinois at Urbana and an MBA from the University of Chicago.

        Marty R. Kittrell, 45, vice president, strategic planning, joined Andrew in June 2002. He was formerly vice president and chief financial officer of Celiant Corporation. Between 1997 and 2000, he held various executive positions at BlueStar Battery Systems International, Worldtex, Inc. and Enfinity Corporation. Prior to that, he was vice president and chief financial officer from 1989 to 1997 at Exide Electronics Group, Inc. He holds a bachelor degree in accounting from Lipscomb University.

        Fred H. Lietz, 47, vice president, procurement. Fred joined Andrew in December 2000 from the consumer goods industry where he was employed by Philips in Europe and later by Whirlpool Corporation in the U.S. He holds a degree in business administration from IHK, Stuttgart, Germany.

        Gregory F. Maruszak, 54, vice president, finance and administration and chief accounting officer. He joined Andrew Corporation in 1982 as financial reporting manager. He was named corporate controller in 1983 and vice president and corporate controller in 1991. In 1998, he was named vice president, finance. He was senior manager of Ernst & Young from 1970 until 1982. He received a B.A. from Lewis University and is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society.

        Charles R. Nicholas, 56, vice chairman and chief financial officer. He was reappointed chief financial officer of Andrew Corporation on July 18, 2001. He has been vice chairman of Andrew Corporation since September 2000. He joined Andrew in 1980 as treasurer, was named vice president, finance in 1982, chief financial officer in 1986 and executive vice president, administration and finance and chief financial officer in 1995. He was formerly a senior executive in the public accounting firm of Ernst & Young. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

        Mark A. Olson, 44, vice president and corporate controller. He joined Andrew in 1993 as a group controller. He was named corporate controller in 1998 and vice president and corporate controller in 2000. Prior to joining the company he was employed by Nortel and Johnson & Johnson. He received a B.A. from Lewis University in accounting and Spanish, and has an MBA in finance from DePaul University. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

        James F. Petelle, 51, vice president, law and secretary, joined Andrew as secretary and general attorney in 1990. He was elected vice president in February 2000. Before joining Andrew, he was senior attorney with A. B. Dick Company. He holds a B.A. from the University of Notre Dame and a J.D. from the University of Michigan.

        John B. Scott, 61, group president, RF power amplifiers. He founded and was president of Scott Communications until it was acquired by Andrew in 1987. He holds a BSEE from the University of Miami and an M.S. in the same discipline from the University of Florida.

PART II

Item 5—Market for the Registrant's Common Stock and Related Stockholder Matters

        Andrew's common stock is traded on the National NASDAQ Market and the Chicago Stock Exchange.

        Andrew had 3,727 holders of common stock of record at December 13, 2002.

        Information concerning the company's stock price during the years ended September 30, 2002 and 2001 is incorporated herein by reference from Andrew's 2002 Annual Report to Stockholders, page 40. All prices represent high and low daily closing prices as reported by NASDAQ.

        It is the present practice of Andrew's Board of Directors to retain earnings in the business to finance the company's operations and investments, and the company does not anticipate payment of cash dividends in the foreseeable future.

        Long-term debt agreements include restrictive covenants that, among other things, restrict dividend payments. At September 30, 2002, $610,431,000 of retained earnings was not restricted from use for such payments.

Item 6—Selected Financial Data

        Selected financial data for the last eleven fiscal years is incorporated herein by reference to the 2002 Annual Report to Stockholders, pages 42 and 43.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information concerning this item is incorporated herein by reference from the 2002 Annual Report to Stockholders, pages 15 through 22.

Item 7a—Quantitative and Qualitative Disclosures about Market Risks

        Andrew is exposed to market risk from changes in interest rates, foreign exchange rates and commodities:

        Interest Rate Risk—Andrew had $86.8 million in debt outstanding at September 30, 2002 in the form of lines of credit and debt agreements at both fixed and variable rates. The company is exposed to interest rate risk primarily through its variable rate debt, which totaled $61.3 million or 71% of the company's total debt. To assess its exposure to interest rates, the company performed a sensitivity analysis on its variable rate debt. As a result, the company determined that a 100 basis point increase in interest rates would not have a material effect on its financial position, results of operations or cash flows. Andrew currently does not use derivative instruments to manage its interest rate risk.

        Foreign Currency Risk—Andrew's international operations represent a substantial portion of its overall operating results and asset base. In most cases, the company's products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in foreign countries for sale into those markets. During fiscal year 2002, sales of products exported from the United States or manufactured abroad were 50% of total sales.

        Andrew's identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the establishment of local manufacturing facilities that conduct business in local currency and the use of borrowings denominated in local currencies. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuation. These instruments held by the company are not leveraged and are not held for trading or speculative purposes.

        Commodity Risk—Andrew uses various metals in the production of its products, principally copper, which is used to manufacture coaxial cable. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce its exposure, the company has negotiated copper purchasing contracts with various suppliers into fiscal year 2003. In general, the company has contracts that lock copper pricing through July 2003. The company uses aluminum in the fabrication of many of its products, such as terrestrial microwave, earth station antennas and value line antennas. In order to reduce its exposure to aluminum price fluctuations, the company has entered into contracts that lock aluminum pricing for half of the anticipated fiscal year 2003 purchases.

Item 8—Financial Statements and Supplementary Data

        The Consolidated Financial Statements of the company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors, are incorporated herein by reference to the 2002 Annual Report to Stockholders, pages 23 through 40.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

PART III

Item 10—Directors and Executive Officers of the Registrant

        Information concerning Andrew's directors is incorporated herein by reference from the company's 2002 Proxy Statement under the caption "Election of Directors."

        Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the company's 2002 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

        Information concerning Andrew's executive officers can be found in Part I of this Annual Report on Form 10-K under the caption "Additional Item—Executive Officers of the Registrant."

Item 11—Executive Compensation

        Information concerning management and director compensation is incorporated herein by reference from the company's 2002 Proxy Statement under the captions "Director Compensation" and "Executive Compensation."

Item 12—Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder matters

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the company's 2002 Proxy Statement under the caption "Ownership of Andrew Common Stock."

        Information concerning related stockholder matters is incorporated herin by reference from the company's 2002 Proxy Statement under the caption "Equity Compensation Plan Information."

Item 13—Certain Relationships and Related Transactions

        None

PART IV

Item 14—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

The company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

(b)
Changes in Internal Controls

There were no significant changes in the company's internal controls or in other factors that could significantly affect the company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1)   The following consolidated financial statements of Andrew Corporation and subsidiaries included in the 2002 Annual Report to Stockholders are incorporated by reference from the 2002 Annual Report to Stockholders in Item 8 above:

Consolidated Statements of Operations years ended September 30, 2002, 2001 and 2000	page 23
Consolidated Balance Sheets September 30, 2002 and 2001	page 24
Consolidated Statements of Cash Flows years ended September 30, 2002, 2001 and 2000.	page 25
Consolidated Statements of Stockholders' Equity years ended September 30, 2002, 2001 and 2000	page 26
Notes to Consolidated Financial Statements	page 27
Selected Quarterly Financial Information (Unaudited)	page 40
Report of Independent Auditors	page 41

(A)(2)    Financial Statement Schedule

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Year Ended September 30, 2002	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for Doubtful Accounts	4,053	4,434	1,741	(1)	(3,712)	(2)	6,516
Inventory Reserves	12,741	5,182			(6,004)	(3)	11,919
Deferred tax assets valuation allowance	—	2,678	—		—		2,678
Year Ended September 30, 2001
Allowance for Doubtful Accounts	2,913	3,192	228	(1)	(2,280)	(2)	4,053
Inventory Reserves	10,366	6,435	—		(4,060)	(3)	12,741
Year Ended September 30, 2000
Allowance for Doubtful Accounts	3,248	951	64	(1)	(1,350)	(2)	2,913
Inventory Reserves	7,555	5,478	—		(2,667)	(3)	10,366

1.
Collection of accounts receivable charged against allowance

2.
Accounts receivable charged to allowance

3.
Inventory disposals

(a)(3) Exhibit Index:

Exhibit No.	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1(i) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
3.2	By-Laws of Registrant	Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
4.1	Note Agreement dated September 1, 1990	Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.2	First Amendment to Note Agreement dated September 1, 1990	Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.3	Stockholder Rights Agreement Dated November 14, 1996	Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
4.4	Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.	Filed as Exhibit 4.1 to Form S-3 dated August 19, 2002 and incorporated herein by reference.
10.1*	Executive Severance Benefit Plan Agreement with Floyd L. English	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended une 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.2*	Executive Severance Benefit Plan Agreement with Charles R. Nicholas	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.3*	Executive Severance Benefit Plan Agreement with Thomas E. Charlton	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.4*	Executive Severance Benefit Plan Agreement with John B. Scott	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.5*	Executive Severance Benefit Plan Agreement with Robert J. Hudzik	Filed as Exhibit 10(a)c to Form 10-Q for fiscal quarter ended December 31, 1997 and incorporated herein by reference. (SEC File No. 000-09514)
10.6*	Executive Severance Benefit Plan Agreement with John E. DeSana	Filed as Exhibit 10(a)c(iii) to Form 10-Q for quarter ended December 31, 1998 and incorporated herein by reference.
10.7*	Executive Severance Benefit Plan Agreement with Charles A. Jacobs	Filed as Exhibit 10 toForm 10-Q for quarter ended June 30, 2000 and incorporated herein by reference.

10.8*	Executive Severance Benefit Plan Agreement with Gregory F. Maruszak	Filed as Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
10.9*	Management Incentive Plan Dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)
10.10*	Non-employee Directors' Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.
10.11	Guaranty dated as of April 11, 1996	Filed as Exhibit 10(d)d to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.12	Replacement Note dated as of April 8, 1996	Filed as Exhibit 10(d)e to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
10.13	Credit Agreement dated as of March 17, 2000	Filed as Exhibit 10 to Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference.
10.14	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.
10.15	Amended and Restated Employee Retirement Benefit Restoration Plan	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.
10.16	May 4, 1998 Assignment Agreement between ABN-Amro Bank N.V. and Bank Austria Aktiengesellschaft	Filed as Exhibit 10 to Form 10-Q for fiscal quarter ended June 30,1998 and incorporated herein by reference.
10.17*	Management Incentive Program, Dated November 18, 1999	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.
10.18+	Supply Agreement dated as of June 1, 2001 between Lucent Technologies Inc. and Celiant Corporation.	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2002 and incorporated herein by reference.
10.19	Letter Agreement dated January 25, 2002 between Lucent Technologies Inc. and Celiant Corporation.	Filed as Exhibit 10.2 to Form 10-Q for fiscal quarter ended June 30, 2002 and incorporated herein by reference.
10.20*	Employment Agreement dated as Filed as of June 4, 2002 between Andrew Corporation and Ralph E. Faison	Exhibit 10.3 to Form 10-Q for fiscal quarter ended June 30, 2002 and incorporated herein by reference.

l3	2002 Annual Report to Stockholders	Pages 15 through 43 of the 2002 Annual Report to Stockholders, which are expressly incorporated herein by reference.
21	List of Significant Subsidiaries
23	Consent of Independent Auditors
99	Certificate of Chief Executive and Chief Financial Officers

*
Indicates compensatory plan

+
Portions of this exhibit have been omitted pursuant to the Commission's grant of a request for confidential treatment.

(b) Reports on Form 8-K

On September 26, 2002, the company filed a Form 8-K announcing under Item 5 of Form 8-K, the details of its previously announced restructuring plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2002.

Andrew Corporation
By:	/s/ FLOYD L. ENGLISH Floyd L. English Chairman, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

By:	/s/ FLOYD L. ENGLISH Floyd L. English Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ CHARLES R. NICHOLAS Charles R. Nicholas Vice Chairman and Chief Financial Officer (Principal Financial Officer)
	/s/ GREGORY F. MARUSZAK Gregory F. Maruszak Vice President Finance and Administration (Principal Accounting Officer)	/s/ RALPH E. FAISON Ralph E. Faison President and Chief Operating Officer and Director
	/s/ THOMAS A. DONAHOE Thomas A. Donahoe Director	/s/ JOHN G. BOLLINGER John G. Bollinger Director
	/s/ WILLIAM O. HUNT William O. Hunt Director	/s/ JERE D. FLUNO Jere D. Fluno Director
	/s/ DENNIS L. WHIPPLE Dennis L. Whipple Director	/s/ GLEN O. TONEY Glen O. Toney Director
/s/ GERALD A. POCH Gerald A. Poch Director

CERTIFICATIONS

I, Floyd L. English, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Andrew Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 12/19/2002	/s/ Floyd L. English Floyd L. English Chairman, Chief Executive Officer

I, Charles R. Nicholas, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Andrew Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 12/19/2002	/s/ Charles R. Nicholas Charles R. Nicholas Chief Financial Officer

EXHIBIT INDEX

Item Number	Description
13	2002 Annual Report to Stockholders, pages 15 through 43
21	List of Significant Subsidiaries
23	Consent of Independent Public Auditors
99	Certificate of Chief Executive and Chief Financial Officers

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
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
  Item 12—Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder matters
  Item 13—Certain Relationships and Related Transactions
Schedule II Valuation and Qualifying Accounts (In thousands)