Form 10-Q
period 2002-12-31
ANDREW CORP
filed 2003-02-10
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark-One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002.

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

(708) 349-3300
(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 98,329,555 shares as of February 10, 2003.

INDEX

ANDREW CORPORATION

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	December 31 2002	September 30 2002
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$71,424	$84,871
Accounts receivable, less allowances (Dec. 2002 - $7,654; Sept. 2002 - $6,516)	215,295	215,406
Inventories
Finished products	65,536	61,963
Materials and work in process	75,706	72,030
	141,242	133,993
Other current assets	21,961	28,121
Current assets - discontinued operations	8,340	14,792
Total Current Assets	458,262	477,183

Other Assets
Costs in excess of net assets of businesses acquired	397,100	396,295
Intangible assets, less amortization	43,733	47,344
Other assets	1,200	1,809
Non-current assets - discontinued operations	998	2,000

Property, Plant, and Equipment
Land and land improvements	17,893	17,890
Buildings	98,728	98,714
Equipment	455,508	448,036
Allowance for depreciation	(375,626)	(365,605)
	196,503	199,035
TOTAL ASSETS	$1,097,796	$1,123,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$46,738	$66,184
Accounts payable	67,967	69,835
Accrued expenses and other liabilities	36,609	44,548
Compensation and related expenses	24,833	28,434
Restructuring	11,684	15,329
Current portion of long-term debt	7,002	7,250
Current liabilities - discontinued operations	3,429	4,990
Total Current Liabilities	198,262	236,570
Deferred Liabilities	27,706	28,461
Long-Term Debt, less current portion	9,332	13,391

STOCKHOLDERS’ EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	145,543	145,764
Accumulated other comprehensive loss	(35,853)	(46,089)
Retained earnings	802,441	796,374
Treasury stock, at cost (4,398,905 shares in Dec. 2002; 4,500,493 shares in Sept. 2002)	(50,662)	(51,832)
	862,496	845,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,097,796	$1,123,666

See Notes to Consolidated Financial Statements.

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended December 31
	2002	2001

Sales	$254,526	$199,896
Cost of products sold	183,313	136,521
Gross Profit	71,213	63,375

Operating Expenses
Research and development	19,899	11,604
Sales and administrative	36,814	37,070
Intangible amortization	3,682	150
Restructuring	79	—
	60,474	48,824

Operating Income	10,739	14,551

Other
Interest expense	1,060	1,464
Interest income	(323)	(853)
Other expense (income), net	520	(838)
Gain on the sale of equity investments	—	(8,651)
	1,257	(8,878)

Income from Continuing Operations Before Income Taxes	9,482	23,429

Income taxes	2,845	5,755

Income from Continuing Operations	6,637	17,674

Discontinued Operations
Loss from operations of discontinued operations, net of tax benefit	570	2,347

Net Income	$6,067	$15,327

Basic and Diluted Income per Share from Continuing Operations	$0.07	$0.22

Basic and Diluted Income per Share	$0.06	$0.19

Average Shares Outstanding (in thousands)
Basic	98,285	81,617
Diluted	98,288	81,840

See Notes to Consolidated Financial Statements.

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended December 31
	2002	2001

Cash Flows from Operations
Net Income	$6,067	$15,327

Adjustments to Net Income
Depreciation and amortization	16,393	11,517
Restructuring costs	(2,153)	—
Discontinued operations costs	(963)	—
Operating cash flow from discontinued operations	4,030	8,064
Gain on the sale of equity investments	—	(8,651)
Other	(97)	(353)

Change in Operating Assets / Liabilities
Decrease in accounts receivable	5,069	46,225
Increase in inventories	(6,375)	(3,647)
Decrease/(Increase) in other assets	6,721	(1,892)
(Decrease) in accounts payable and other liabilities	(16,037)	(19,972)
Net Cash from Operations	12,655	46,618

Investing Activities
Capital expenditures	(9,432)	(12,000)
Capital expenditures related to discontinued operations	—	(27)
Proceeds from the sale of businesses and investments	3,508	50,301
Acquisition of businesses, net of cash acquired	(114)	(121)
Investments in and advances to affiliates	—	64
Proceeds from sale of property, plant and equipment	388	223
Net Cash (Used for) / from Investing Activities	(5,650)	38,440

Financing Activities
Long-term debt payments, net	(4,350)	(408)
Notes payable payments, net	(19,526)	(36,911)
Stock purchase and option plans	56	548
Net Cash Used for Financing Activities	(23,820)	(36,771)

Effect of exchange rate changes on cash	3,368	(1,240)

(Decrease) Increase for the Period	(13,447)	47,047

Cash and equivalents at beginning of period	84,871	112,377
Cash and Equivalents at End of Period	$71,424	$159,424

See Notes to Consolidated Financial Statements.

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2002.

NOTE B—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31
	2002	2001
BASIC EARNINGS PER SHARE
Income from continuing operations	$6,637	$17,674
Average basic shares outstanding	98,285	81,617
Basic income from continuing operations per share	$0.07	$0.22

Net income	$6,067	$15,327
Average basic shares outstanding	98,285	81,617
Basic net income per share	$0.06	$0.19

DILUTED EARNINGS PER SHARE
Income from continuing operations	$6,637	$17,674
Average basic shares outstanding	98,285	81,617
Effect of dilutive securities: stock options	3	223
Average diluted shares outstanding	98,288	81,840
Diluted income from continuing operations per share	$0.07	$0.22

Net income	$6,067	$15,327
Average basic shares outstanding	98,285	81,617
Effect of dilutive securities: stock options	3	223
Average diluted shares outstanding	98,288	81,840
Diluted net income per share	$0.06	$0.19

Options to purchase 6,547,991 shares of common stock, at prices ranging from $9.36 - $38.17 per share, were not included in the computation of diluted earnings per share for the three months ended December 31, 2002 because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 4,008,833 shares of common stock, at prices ranging from $21.31 - $38.17 per share, were not included in the December 31, 2001 diluted earnings per share calculation because the options’ exercise prices were higher than the average market price of the common shares.

NOTE C—COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires the company to report foreign currency translation adjustments, which were previously reported as a separate component of stockholders’ equity, as a component of other comprehensive income.  Comprehensive income for the three months ended December 31, 2002 and 2001 amounted to $16,303,000 and $14,441,000, respectively.

NOTE D—RECENTLY ISSUED ACCOUNTING POLICIES

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”  Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation.  FASB 148 does not require companies to account for employee stock options using the fair value method but does require additional footnote disclosures. The company will adopt these disclosure requirements beginning in the second quarter of 2003.  The adoption of FASB 148 will not impact the company’s results of operations.

In June 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The provisions of this statement will be effective for exit or disposal activities initiated after December 31, 2002. The company’s current restructuring plan, initiated in September 2002, is being accounted for under the previously existing accounting principles for restructuring, primarily Emerging Issues Task Force Issue 94-3.  The company accrued pre-tax charges of $36.0 million when the company’s management approved the current restructuring plan. If the company had accounted for this restructuring plan under FASB No. 146, certain costs such as employee termination benefits of $11.8 million and lease and contract cancellation costs of $2.5 million accrued in this  $36.0 million would have been recognized over the restructuring period as incurred and not accrued in fiscal year 2002.

NOTE E—ADOPTION OF NEW ACCOUNTING POLICIES

At the beginning of fiscal year 2003, the company adopted the FASB’s Statement No. 143, “Accounting and Reporting for Obligations Associated with the Retirement of Tangible Long-Lived Assets and the Associated Asset Retirement Costs” and FASB Statement No.145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of Statement 13, and Technical Corrections”. FASB Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. FASB Statement No. 145 modifies reporting of extinguishment of debt and amends accounting for leases.  The adoption of these statements did not impact the company’s results of operations.

NOTE F—RESTRUCTURING

In September 2002, the company initiated a plan to restructure its manufacturing operations.  The company plans to close several manufacturing and engineering facilities and consolidate into fewer, more efficient facilities.  The company is in the processes of closing five locations in the United States.  The company has closed one international facility and will close three additional international facilities.  The company is in the processes of moving the operations of these facilities to existing facilities and to two new facilities the company plans to open in Mexico and Europe.  In addition, two new, smaller engineering offices will be established in Europe and Texas.  During the quarter the company paid $1.9 million of severance to 170 employees who were terminated as part of these restructuring plans. The company plans to terminate approximately another 830 employees as part of these restructuring plans and anticipates that approximately 400 employees will be hired at the new facilities.

In the fourth quarter of fiscal year 2002, the company recorded a $36.0 million pre-tax charge for these activities comprised of the following:

Dollars in thousands	Restructuring Charge	Actual Charges to Reserve Three months Ended		Dec. 31, 2002 Reserve Balance
		Sept. 30, 2002	Dec. 31, 2002

Inventory write downs	$11,138	$(11,138)	$—	$—
Employee termination costs	11,877	—	(1,915)	9,962
Equipment and other asset write downs	9,579	(9,579)	—	—
Lease and contract cancellation costs	3,452	—	(1,730)	1,722
Pre-tax charge	$36,046	$(20,717)	$(3,645)	$11,684

NOTE G—DISCONTINUED OPERATIONS

In September 2002, the company discontinued three non-strategic businesses: equipment shelters, wireless accessories and satellite modems. In September 2002, the company recognized an after-tax charge of $26.4 million to reduce the carrying value of these assets to their fair value. The company estimated the fair value of these assets based on the projected proceeds from sale of these assets, net of any related costs. These businesses employed approximately 200 employees. The company closed its satellite modem business in September 2002, sold its equipment shelter business in October 2002 and its wireless accessory business in January 2003.

The company has restated all periods presented to reflect its equipment shelter, wireless accessory, and satellite modem businesses as discontinued operations.  The results of operations for the discontinued businesses are as follows:

Dollars in thousands	Three months ended December 31
	2002	2001
Sales	$6,854	$23,603
Cost of products sold	7,085	23,658
Gross Profit	(231)	(55)

Operating expenses	583	3,299
Loss before income taxes	(814)	(3,354)

Income tax benefit	(244)	(1,007)
Loss from discontinued operations	$(570)	$(2,347)

NOTE H—SEGMENT

The company manages its business as one operating segment.  This segment serves commercial markets, including coaxial cable, power amplifiers, terrestrial microwave antenna systems, and other products and services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal year 2003 were $254.5 million, an increase of 27% compared to first quarter of 2002.  This increase was driven by power amplifier sales as a result of the company’s June 2002 acquisition of Celiant Corporation. Excluding the increase in power amplifiers, sales decreased 6%, due mostly to a decrease in cable sales. On a sequential basis, sales decreased 6% from the September quarter, also driven by a decrease in cable sales.  The company has continued to see growth in both Europe and Asia.  Even excluding the increase in power amplifier sales both Europe and Asia increased compared to the first quarter of 2002.

From a market point of view, sales to the wireless infrastructure market were up significantly compared to the first quarter of fiscal year 2002, driven by power amplifiers. On a sequential basis, wireless infrastructure sales decreased from the fourth quarter of 2002, due mostly to a decrease in U.S. cable sales, with power amplifier sales essentially flat.  Sales to the fixed telecommunications network market were flat compared to last year and decreased sequentially due mostly to a decrease in European sales. Sales to the broadcast and government market were essentially flat compared to both the prior year and prior quarter.

From a product standpoint, cable sales decreased compared to both the first quarter of 2002 and sequentially compared to the fourth quarter of 2002. The decrease in cable sales was due primarily to a decrease in the United States compared both to the first and fourth quarters of 2002 and a sequential decrease in Europe.  Cable sales decreased due to lower volumes and lower cable prices.  Terrestrial microwave sales were up compared to last year and were flat sequentially. Compared to the first quarter of 2002, terrestrial microwave sales showed good growth in all geographic regions, except Latin America. Other Antenna and support products increased compared to both the first and fourth quarters of 2002 due to strong sales growth in base station antennas, and distributed communication and in-building systems.

Gross margin as a percentage of sales was 28.0% for the first quarter of 2003, a decrease of 3.7 percentage points from the 31.7% for the first quarter of 2002. Higher sales volumes and cost reductions were not enough to absorb the effects of product mix, price declines and lower cable volumes.  The large increase in power amplifiers and decrease in cable sales had a negative impact on product mix. The rest of the decline in margin was caused by continued pricing pressure.  In the fourth quarter of 2002, excluding the $11.1 million of restructuring costs included in cost of products sold, the gross margin percentage was 27.0%. The 1.0 percentage point increase to the 28.0% gross margin for the first quarter of 2003 was primarily due to improved product mix.

Total operating expense was $60.5 million for the quarter as compared to $48.8 million for the first quarter of 2002. This increase in total operating expense was driven by an $8.3 million increase in research and development and a $3.5 million increase in intangible amortization, both due to the company’s acquisition of Celiant Corporation. Research and development was $19.9 million, a 71% increase, due almost entirely to the company’s increase in power amplifier activity.  Excluding the $24.9 million of restructuring charges, total operating expenses were $60.4 million for the September quarter, essentially flat in comparison with the December quarter.  A 5% decrease in research and development was offset by an increase in sales and administrative expenses.

Total other income and expense was expense of $1.3 million for the first quarter of 2003 and income of $8.9 million for the first quarter of 2002.  The income generated in the first quarter of 2002 was the result of an $8.7 million gain recognized on the sale of the company’s Russian telecommunication ventures. Interest income and interest expense decreased compared to both the first and fourth quarter of 2002 due to reductions in both debt and short-term investments. Other income and expense, net resulted in income of $0.8 million for the first quarter of 2002 and expense of $0.5 million in the first quarter of 2003, primarily due to foreign exchange gains and losses.

Income taxes were 30% of income from continuing operations before taxes for both the first quarter of 2003 and the fourth quarter of 2002. Income taxes were 25% of income from continuing operations before income taxes for the first quarter of 2002. If the $8.7 million gain recognized on the sale of the company’s Russian telecommunication ventures was excluded, the effective income tax rate would have been 30% for the first quarter of 2002.

The company recorded a loss from discontinued operations of $0.6 million for the first quarter of 2003 as compared to losses of $2.3 million and $2.1 million for the first and fourth quarters of 2002, respectively.  In the fourth quarter of 2002, the company decided to discontinue three non-strategic businesses: equipment shelters, wireless accessories and satellite modems. The company closed the satellite modem business in September 2002, sold the equipment shelter business in October 2002, and sold the wireless accessory business in January 2003.

LIQUIDITY

Cash and cash equivalents decreased $13.5 million during the first quarter of 2003 to $71.4 million. Working capital on December 31, 2002 was $260.0 million compared to $240.6 million on September 30, 2002.  During the quarter, the company entered into a new $160 million three year revolving credit agreement that replaces the company’s $150 million revolving credit agreement that was due to expire in March 2003.  The company uses this revolving line of credit to help it meet its short-term cash flow needs. Management believes that the company’s strong working capital position, low debt levels and ability to generate cash flow from operations will allow the company to meet its normal operating cash flow needs.

The company generated $12.7 million of cash from operations, down from the $46.6 million generated in the first quarter of 2002. The decrease in cash flow from operations was primarily the result of the change in accounts receivable. In the first quarter of 2003, accounts receivable decreased $5.1 million, compared to the $46.2 million decrease that occurred in the first quarter of 2002.  The $46.2 million decrease in accounts receivable was driven mainly by the 23% sequential drop in sales in the first quarter of 2002 compared to the 6% sequential decrease in the first quarter of 2003. Days sales in billed receivables increased slightly to 77 days at December 31, 2002 compared to 76 days at December 31, 2001. Sequentially, days sales in billed receivables were up 5 days from 72 days at September 30, 2002 due primarily to lower sales in the December quarter. Extended credit terms given to certain European 3G customers and a 12-month financing agreement granted on a $10 million project in Asia also contributing to this increase.  Cash from operations includes $2.2 million and $1.0 million of cash payments for restructuring and discontinued operations, respectively, due mostly severance and lease payments.

Net cash used in investing activities was $5.7 million in the first quarter of 2003, versus $38.4 million generated from investing activities in the first quarter of 2002. The $38.4 million of cash flow generated from investing activities in the first quarter of 2002 was due primarily to the $50.3 million the company received for the sale of its Russian telecommunication ventures. Investing activities in the first quarter of 2003 includes $3.5 million of proceeds from the sale of the company’s equipment shelter business. The company spent $9.4 million on capital expenditures in the quarter, a decrease of $2.6 million from the $12.0 million spent in the first quarter of 2002, due mostly to lower expenditures on manufacturing equipment.

Net cash used for financing activities totaled $23.8 million.  The company reduced its net short-term notes payable borrowing by $19.5 million, decreasing borrowing under its revolving credit agreements. The company also decreased its long-term borrowing by $4.4 million in the first quarter of 2003, due primarily to the repayment of an industrial development bond associated with the company’s equipment shelter business.

CRITICAL ACCOUNTING POLICIES

There were no changes in critical accounting policies during the quarter.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, we or our representatives may make other written or oral statements that constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them.  These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate, would, could or similar expressions.  We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

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

While the company’s management is optimistic about our long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook.  Risks that may affect us include the volatility of our stock price, fluctuations in our operating results, the impact of economic fluctuations, intense competition and pricing pressure, rapid technological change and pressure for us to develop new products and risks associated with our international operations.  For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s Annual Report on Form 10-K for the year ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”).  Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect the company’s internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

Exhibit No.	Description
10	Amended and Restated Credit Agreement, dated as of December 19, 2002

99.1	Certificate of Chief Executive and Chief Financial Officers

(b) Reports on Form 8-K

There were no reports on form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities s Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	February 10, 2003	by:	/s/ Charles R. Nicholas
Charles R. Nicholas
Chief Financial Officer and Vice Chairman
(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Floyd L. English, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Andrew Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 02/10/2003	/s/ Floyd L. English

Floyd L. English
Chairman, Chief Executive Officer

I, Charles R. Nicholas, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Andrew Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 02/10/2003	/s/ Charles R. Nicholas

Charles R. Nicholas
Chief Financial Officer