Form 10-Q
period 2003-03-31
ANDREW CORP
filed 2003-05-14
CIK 317093

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:    001-14617

ANDREW CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	36-2092797
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Common Stock, $.01 Par Value—98,329,555 shares as of May 12, 2003

INDEX
ANDREW CORPORATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

ANDREW CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31 2003	September 30 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$79,074	$84,871
Accounts receivable, less allowances (Mar. 2003—$8,339; Sept. 2002—$6,516)	174,797	215,406
Inventories
Finished products	75,711	61,963
Materials and work in process	74,374	72,030

	150,085	133,993
Other current assets	21,504	28,121
Current assets—discontinued operations	651	14,792

Total Current Assets	426,111	477,183
Other Assets
Costs in excess of net assets of businesses acquired	397,277	396,295
Intangible assets, less amortization	39,855	47,344
Other assets	3,092	1,809
Non-current assets—discontinued operations	—	2,000
Property, Plant, and Equipment
Land and land improvements	17,962	17,890
Buildings	99,666	98,714
Equipment	455,127	448,036
Allowance for depreciation	(384,099)	(365,605)

	188,656	199,035

TOTAL ASSETS	$1,054,991	$1,123,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$32,500	$66,184
Accounts payable	61,534	69,835
Accrued expenses and other liabilities	35,102	44,548
Compensation and related expenses	22,605	28,434
Restructuring	6,741	15,329
Current portion of long-term debt	6,935	7,250
Current liabilities—discontinued operations	—	4,990

Total Current Liabilities	165,417	236,570
Deferred liabilities	19,283	28,461
Long-term debt, less current portion	9,277	13,391
STOCKHOLDERS' EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares
authorized: 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	145,480	145,764
Accumulated other comprehensive loss	(33,959)	(46,089)
Retained earnings	799,010	796,374
Treasury stock, at cost (4,388,655 shares in Mar. 2003; 4,500,493 shares in Sept. 2002)	(50,544)	(51,832)

	861,014	845,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,054,991	$1,123,666

See Notes to Consolidated Financial Statements.

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
Sales	$201,318	$189,326	$455,844	$389,222
Cost of products sold	149,601	134,473	332,914	270,994

Gross Profit	51,717	54,853	122,930	118,228
Operating Expenses
Research and development	19,665	11,530	39,564	23,134
Sales and administrative	31,314	33,019	68,128	70,089
Intangible amortization	3,683	150	7,365	300
Restructuring	126	—	205	—

	54,788	44,699	115,262	93,523

Operating Income (Loss)	(3,071)	10,154	7,668	24,705
Other
Interest expense	906	1,195	1,966	2,659
Interest income	(179)	(903)	(502)	(1,756)
Other income	(1,410)	(39)	(890)	(877)
Gain on the sale of equity investments	—	—	—	(8,651)

	(683)	253	574	(8,625)

Income (Loss) from Continuing Operations
Before Income Taxes	(2,388)	9,901	7,094	33,330
Income tax (benefit) expense	(717)	2,971	2,128	8,726

Income (Loss) from Continuing Operations	(1,671)	6,930	4,966	24,604
Loss from Discontinued Operations, Net of Tax Benefit	1,760	3,624	2,330	5,971

Net Income (Loss)	$(3,431)	$3,306	$2,636	$18,633

Basic and Diluted Income (Loss) per Share from Continuing Operations	$(0.02)	$0.08	$0.05	$0.30

Basic and Diluted Net Income (Loss) per Share	$(0.03)	$0.04	$0.03	$0.23

Average Shares Outstanding
Basic	98,330	81,777	98,307	81,696
Diluted	98,330	81,889	98,309	81,864

See Notes to Consolidated Financial Statements.

ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended March 31
	2003	2002
Cash Flows from Operations
Net Income	$2,636	$18,633
Adjustments to Net Income
Depreciation and amortization	33,066	23,596
Gain on the sale of equity investments	—	(8,651)
Other	(41)	(359)
Restructuring and Discontinued Operations
Restructuring costs	(5,935)	—
Discontinued operations costs, net of taxes	(1,483)	—
Operating cash flow from discontinued operations	5,346	15,517
Change in Operating Assets / Liabilities
Decrease in accounts receivable	50,498	63,830
(Increase) / Decrease in inventories	(14,607)	7,847
Decrease / (Increase) in other assets	5,411	(5,563)
Decrease in accounts payable and other liabilities	(39,911)	(22,079)

Net Cash from Operations	34,980	92,771
Investing Activities
Capital expenditures	(14,619)	(25,390)
Proceeds from the sale of businesses and investments	7,286	50,301
Acquisition of businesses, net of cash acquired	(114)	(121)
Investments in and advances to affiliates	—	58
Proceeds from sale of property, plant and equipment	586	232

Net Cash (Used for) / from Investing Activities	(6,861)	25,080
Financing Activities
Long-term debt payments, net	(4,472)	(20,308)
Notes payable payments, net	(33,690)	(38,815)
Stock purchase and option plans	111	2,083

Net Cash Used for Financing Activities	(38,051)	(57,040)
Effect of exchange rate changes on cash	4,135	(1,400)

(Decrease) / Increase for the Period	(5,797)	59,411
Cash and Equivalents at Beginning of Period	84,871	112,377

Cash and Equivalents at End of Period	$79,074	$171,788

See Notes to Consolidated Financial Statements.

ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended September 30, 2002.

NOTE 2.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations	$(1,671)	$6,930	$4,966	$24,604
Average basic shares outstanding	98,330	81,777	98,307	81,696

Basic income (loss) from continuing operations per share	$(0.02)	$0.08	$0.05	$0.30

Net income (loss)	$(3,431)	$3,306	$2,636	$18,633
Average basic shares outstanding	98,330	81,777	98,307	81,696

Net income (loss) per share	$(0.03)	$0.04	$0.03	$0.23

DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations	$(1,671)	$6,930	$4,966	$24,604
Average basic shares outstanding	98,330	81,777	98,307	81,696
Effect of dilutive securities: stock options	—	112	2	168

Average diluted shares outstanding	98,330	81,889	98,309	81,864

Diluted income (loss) from continuing operations per share	$(0.02)	$0.08	$0.05	$0.30

Net income (loss)	$(3,431)	$3,306	$2,636	$18,633
Average basic shares outstanding	98,330	81,777	98,307	81,696
Effect of dilutive securities: stock options	—	112	2	168

Average diluted shares outstanding	98,330	81,889	98,309	81,864

Diluted net income (loss) per share	$(0.03)	$0.04	$0.03	$0.23

        Options to purchase 6,445,727 shares of common stock, at exercise prices ranging from $9.36—$38.17 per share, were not included in the March 2003 diluted earnings per share calculations because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 4,193,915 shares of common stock, at exercise prices ranging from $19.33—$38.17 per share, were not included in the March 2002 diluted earnings per share calculations because the options' exercise prices were higher than the average market price of the common shares.

NOTE 3.    COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments as a component of other comprehensive income. Comprehensive income for the six months ended March 31, 2003 and 2002 amounted to $14,766,000 and $17,162,000, respectively. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 amounted to ($1,537,000) and $2,722,000, respectively.

NOTE 4.    RECENTLY ISSUED ACCOUNTING POLICIES

        In June 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement will be effective for exit or disposal activities initiated after December 31, 2002. The company's current restructuring plan, initiated in September 2002, is being accounted for under the previously existing accounting principles for restructuring, primarily Emerging Issues Task Force Issue 94-3. The company accrued pre-tax charges of $36.0 million when the company's management approved the current restructuring plan. If the company had accounted for this restructuring plan under FASB No. 146, certain costs such as employee termination benefits of $11.8 million and lease and contract cancellation costs of $2.5 million accrued in this $36.0 million would have been recognized over the restructuring period as incurred and not accrued in fiscal year 2002.

NOTE 5.    ADOPTION OF NEW ACCOUNTING POLICIES

        At the beginning of fiscal year 2003, the company adopted FASB Statement No. 143, Accounting and Reporting for Obligations Associated with the Retirement of Tangible Long-Lived Assets and the Associated Asset Retirement Costs and FASB Statement No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of Statement 13, and Technical Corrections. FASB Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. FASB Statement No. 145 modifies reporting of extinguishment of debt and amends accounting for leases. The adoption of these statements did not impact the company's results of operations.

        Starting in the second quarter of 2003 the company has adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation. See note 8 for the disclosures required by FASB No. 148.

NOTE 6.    RESTRUCTURING

        In September 2002, the company initiated a plan to restructure its operations. The company plans to close several manufacturing and engineering facilities and consolidate into fewer, more efficient facilities. The company has closed two U.S. manufacturing locations and is in the processes of closing three additional U.S. manufacturing locations. The company has closed one international facility and will close three additional international facilities. The company is in the processes of moving the operations of these facilities to existing facilities and to two new facilities the company plans to open in Mexico and the Czech Republic. The company has entered into agreements to lease facilities in both Mexico and Czech Republic. These lease agreements will allow the company to significantly reduce the original estimate of $8.0 million dollars of capital expenditures that was required to build these facilities. The company plans to start operations at these facilities in the third quarter. The company has paid $4.2 million of severance to 375 employees in the second quarter of 2003 and during the first six months of 2003 the company paid $6.1 million to 545 employees who were terminated as part of these restructuring plans. Including discontinued operations (note 7) the company has reduced its workforce by 715 employees, plans to terminate approximately 485 additional employees as part of its restructuring plans and anticipates that approximately 400 employees will be hired at the new facilities.

        In the fourth quarter of fiscal year 2002, the company recorded a $36.0 million pre-tax charge for these activities comprised of the following:

(Dollars in thousands)

	Actual Charges to Reserve
	Restructuring Charge	Three months Ended Sept. 30, 2002	Six months Ended March 31, 2003	March 31, 2003 Reserve Balance
Inventory write downs	$11,138	$(11,138)	$—	$—
Employee termination costs	11,877	—	(6,148)	5,729
Equipment and other asset write downs	9,579	(9,579)	—	—
Lease and contract cancellation costs	3,452	—	(2,440)	1,012

Pre-tax charge	$36,046	$(20,717)	$(8,588)	$6,741

        Restructuring costs for the relocation of fixed assets are being expensed as incurred and are included in operating expenses. The statements of operations for the three months and six months ending March 31, 2003 contain $126 thousand and $205 thousand, respectively, of restructuring expense for the relocation of fixed assets.

NOTE 7.    DISCONTINUED OPERATIONS

        The company has discontinued three non-strategic businesses: equipment shelters, wireless accessories and satellite modems. In September 2002, the company recognized an after-tax charge of $26.4 million to reduce the carrying value of these assets to their fair value. The company estimated the fair value of these assets based on the projected proceeds from sale of these assets, net of any related costs. These businesses employed approximately 170 employees. The company closed its satellite modem business in September 2002 and sold its equipment shelter business in October 2002 and its wireless accessory business in January 2003.

        The company has restated all periods presented to reflect its equipment shelter, wireless accessory, and satellite modem businesses as discontinued operations. The results of operations for the discontinued businesses are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(Dollars in thousands)	2003	2002	2003	2002
Sales	$1,544	$10,405	$8,007	$34,008
Cost of products sold	2,276	12,648	9,258	36,306

Gross Profit	(732)	(2,243)	(1,251)	(2,298)
Operating expenses	1,782	2,934	2,078	6,232

Loss before income taxes	(2,514)	(5,177)	(3,329)	(8,530)
Income tax benefit	(754)	(1,553)	(999)	(2,559)

Loss from discontinued operations	$(1,760)	$(3,624)	$(2,330)	$(5,971)

NOTE 8.    STOCK-BASED COMPENSATION

        In the second quarter of fiscal year 2003, the company adopted Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation. The company will continue to account for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All stock options granted by the company are granted at market price and thus no compensation expense is recorded in the company's results of operations. Under FASB No. 148 the company is required to report quarterly pro forma net income and earnings per share as if the company had accounted for its stock option plans under the fair value method. The following table shows the company's pro forma net income and earnings per share as if the company had recorded the fair value of stock options as compensation expense.

	Three Months Ended March 31		Six Months Ended March 31
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Reported net income (loss)	$(3,431)	$3,306	$2,636	$18,633
Charges for stock-based compensation, net of tax	(1,267)	(1,774)	(2,612)	(3,431)

Pro forma net income (loss)	$(4,698)	$1,532	$24	$15,202
Reported basic and diluted net income (loss) per share	$(0.03)	$0.04	$0.03	$0.23
Pro forma basic and diluted net income (loss) per share	$(0.05)	$0.02	$0.00	$0.19

NOTE 9.    WARRANTY RESERVE

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. The company offers warranties on most of its products that qualify as guarantees under FASB Interpretation No. 45 and thus is required to disclose the components of its warranty reserve. The specific terms and conditions of the warranties offered by the company vary depending upon the product sold. The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the company's warranty liability include the number of units sold, type of products sold, historical and anticipated rates of warranty claims and cost per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the company's warranty reserve during the six months ended March 31, 2003 are as follows:

(dollars in thousands)
Warranty Reserve Sept. 30, 2002	$9,932
Accrual for warranties issued	1,032
Warranty settlements made	(1,079)
Warranty expirations and adjustments	(34)

Warranty Reserve March 31, 2003	$9,851

NOTE 10.    PENDING ACQUISITION

        On February 18, 2003, the company announced a definitive agreement to acquire Allen Telecom Inc. of Beachwood, Ohio in a stock-for-stock transaction valued at approximately $496 million. Under the terms of the agreement, which has been unanimously approved by the Board of Directors of both companies, Allen shareholders will receive 1.775 shares of newly issued Andrew stock for each

Allen share that they currently own. The company anticipates completing this transaction in late June of 2003, pending shareholder and regulatory approval.

NOTE 11.    DEBT COVENANTS

        Under the terms of the company's revolving credit and loan agreements, the company has agreed to meet various requirements. The company is in compliance with all of these requirements as of March 31, 2003. Under the company's amended and restated credit agreement dated December 19, 2002 the company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charges coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year. The company is required to report on these requirements quarterly.

NOTE 12.    SEGMENT

        The company manages its business as one operating segment. This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, power amplifiers, and other products and services.

NOTE 13.    COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

        The company adopted FASB No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. Under the provisions of FASB No. 142, the company tests goodwill or Costs in Excess of Net Assets of Businesses Acquired on an annual basis. The company has elected to perform its annual impairment test on the first day of its fiscal fourth quarter. The impairment test performed for fiscal year 2002 indicated no impairment of goodwill, but due to uncertain market conditions, it is possible that future tests may indicate impairment of the fair value of goodwill, which could result in non-cash charges, adversely affecting the company's results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Sales for the second quarter of fiscal year 2003 were $201.3 million, an increase of 6% compared to the second quarter of 2002. This increase was driven by higher sales of power amplifiers due to the company's June 2002 acquisition of Celiant Corporation. Excluding the increase in the company's power amplifier business, sales decreased compared to the second quarter of 2002 driven by continued weakness in the wireless infrastructure market. Compared to the second quarter of 2002, total sales decreased in all major geographic regions, with the exception of Europe. Sales to the European wireless infrastructure market grew even excluding the impact of power amplifiers. U.S. wireless infrastructure sales were up modestly due to increased power amplifier sales, which were mostly offset by a decrease in cable sales. Sales to the Asia-Pacific region were driven down by weak sales in China.

        For the second quarter of 2003 compared to the second quarter of 2002, from a market standpoint, wireless infrastructure sales were up, driven by power amplifier sales and offset by a decline in cable sales. Sales to the fixed telecommunications market were down due to weak U.S. sales and partially offset by strong sales in Europe. The broadcast and government market was up slightly due to increases in the U.S. and Europe and offset by a decrease in Latin America. From a product standpoint, sales of cable products were down in all markets except Europe. Terrestrial microwave antenna sales were up, driven by strength in Europe. Other antenna and support products were down due to weak sales of base station antennas and broadcast antennas.

        Sequentially, sales decreased 21% from the first quarter to the second quarter of 2003 driven by a weak wireless infrastructure market and normal seasonal trends. On a sequential basis, sales decreased in most major geographic regions and product categories. Wireless infrastructure sales showed the largest decrease, declining in all major geographic regions, except Latin America.

        For the first six months of 2003 compared to the first six months of 2002, sales increased 17% driven by the company's power amplifier business. Excluding the impact of the Celiant acquisition, sales decreased due to a weak wireless infrastructure market. Excluding the impact of increased power amplifier sales, the European wireless infrastructure market was the only major geographic region to show an increase in sales. The broadcast and government market, and the fixed telecommunication market showed slight decreases. Sales to the fixed telecommunications market showed good growth in Europe and decreased in other regions. From a product standpoint, sales of cable products decreased in every region except Europe. Terrestrial microwave systems sales grew, driven by strong sales in the U.S. and Europe. Other antenna and support products sales decreased due to a decrease in earth station and broadcast antennas.

        Gross margin as a percentage of sales was 25.7% in the second quarter of 2003, compared to 29.0% in the second quarter of 2002. This decrease in gross margin was driven by price erosion and product mix and partially offset by cost reductions. The gross margin on the company's products varies. Cable products are the company's highest margin products, while power amplifiers and terrestrial microwave systems typically have lower margins. Therefore, as the company expands its power amplifier operations, its consolidated gross margin percentage has decreased due to the shift in product mix. In addition, the decrease in cable sales had a significant impact on gross margin for the second quarter, with cable volumes down approximately 26%. Continued pricing pressure on cable products has also had a significant impact on the company's overall margin. For the second quarter of 2003 compared to the second quarter of 2002, the margin percentage on terrestrial microwave products remained relatively stable and the margin on other antenna and support products decreased slightly. Due to the wide range in products in the other antenna and support product category, margins on individual products can vary significantly. Gross margin decreased from 28.0% in the first quarter of 2003 due mostly to lower sales and production volumes. Cable production volumes were down 23% sequentially. For the first six months of 2003 the gross margin percentage was 27.0% as compared to 30.4% for the first six months of 2002. This decrease was due to product mix, price declines and lower cable volumes. The most significant impact on product mix was the increase in power amplifier sales.

        In April 2003, the company signed a new power amplifier supply agreement with Lucent Technologies. This agreement replaces the original agreement that the company acquired as part of the June 2002 acquisition of Celiant Corporation. The new agreement maintains the value of the original minimum target purchase levels by extending these purchase targets another year. The new agreement adds a percentage requirement of Lucent's worldwide power amplifier business, compared to the original agreement that covered only North America. The company believes that it has reached an agreement that will benefit both companies. This supply agreement was filed with the Securities and Exchange Commission under Form 8-K on April 9, 2003.

        Total operating expenses for the second quarter of 2003 increased $10.1 million or 23% from the second quarter of 2002 due to an increase of $8.1 million in research and development and $3.5 million of intangible amortization and offset by a $1.7 million decrease in sales and administrative expense. The $8.1 million or 71% increase in research and development was driven by the company's expanded power amplifier business. The $3.5 million increase in intangible amortization is also due to the company's power amplifier business and intangible assets acquired in the Celiant acquisition. Sales and administrative costs decreased $1.7 million or 5% due to lower bonus and profit sharing expenses and the impact of the company's restructuring and cost cutting efforts. Compared to the first quarter of 2003, total operating expenses decreased $5.7 million or 9%, due to a $5.5 million or 15% decrease in sales and administrative expenses. Lower incentive bonus and profit sharing expenses were the largest drivers of this decrease.

        For the first six months of 2003, total operating expenses increased 23% due to increased research and development expense and intangible amortization, both a result of the company's expanded power amplifier business. These increases were partially offset by the 3% decrease in sales and administrative expenses due to cost cutting efforts and lower profit-related compensation expenses.

        Total other income and expense resulted in income of $0.7 million in the second quarter of 2003 compared to expense of $0.3 million in the second quarter of 2002, primarily due to foreign exchange gains. Foreign exchange gains, mostly a result of the strengthening of the Euro, were the largest factor in the $1.4 million gain in other income for the second quarter of 2003. Interest expense decreased $0.2 million on lower debt levels, and interest income dropped $0.7 million due to lower cash balances and lower interest rates. For the first six months of 2003, interest expense decreased due to lower debt levels and interest income decreased due to lower cash balances. Foreign exchange gains in total were approximately the same for both the first six months of 2002 and 2003. Other income for 2002 includes an $8.7 million gain on the sale of the company's Russian telecommunication ventures that was recorded in the first quarter of 2002.

        Income taxes were 30% of income from continuing operations before taxes for the first six months of 2003. If the $8.7 million gain on the sale of the company's Russian telecommunication ventures was excluded from 2002, the effective income tax rate would have been 30% for the first six months of 2002.

        In the fourth quarter of 2002, the company decided to discontinue three non-strategic businesses: equipment shelters, wireless accessories and satellite modems. The company closed the satellite modem business in September 2002, sold the equipment shelter business in October 2002 and sold the wireless accessory business in January 2003. The company recorded a loss from these discontinued operations of $1.8 million for the second quarter and $2.3 million for the first six months of 2003 compared to losses of $3.6 million and $6.0 million for the same periods in 2002. The company anticipates that it will not incur any significant expenses relating to these businesses after the third quarter of 2003.

LIQUIDITY

        Despite having a difficult second quarter, the company has maintained its strong balance sheet and reduced its outstanding debt. Working capital totaled $260.7 million at March 31, 2003 compared to $240.6 million at September 30, 2002. In the first six months of fiscal year 2003 the company decreased its total outstanding debt by $38.2 million. Cash, net of all outstanding debt, on March 31, 2003 was $30.4 million compared to ($2.0) million at September 30,2002. Management believes that the company's strong working capital position, low debt levels and ability to generate cash flow from operations will allow the company to meet its normal operating cash flow needs.

        The company anticipates completing its acquisition of Allen Telecom in late June 2003, pending shareholder and regulatory approval. Andrew will issue approximately 55 million shares of Andrew common stock to acquire Allen. The company has made a preliminary estimate that it will incur approximately $42.6 million of additional cash costs to complete the merger. The company currently plans to fund these costs with cash on hand and its available line of credit. The company maintains a $160 million revolving line of credit, which had $32.5 million of borrowings outstanding as of March 31, 2003. At March 31, 2003, Allen had a working capital balance of $183.6 million and its cash balance of $78.8 million exceeded total debt by $1.6 million (excluding Allen's $50.0 million of convertible preferred stock). Management believes that after the acquisition of Allen, the combined company's strong working capital position, low debt levels and ability to generate cash flow from operations will allow the company to meet its normal operating cash flow needs.

        In the first six months of 2003, the company generated $35.0 million in cash flow from operations, a decrease of 62% from the $92.8 million generated in the first six months of 2002. This decrease was driven by the 80% decrease in net income and changes in operating assets and liabilities. Accounts receivable decreased $50.5 million in the first six months of 2003 compared to the $63.8 million decrease in 2002. The relative slower decline in receivables in 2003 was due to higher sales and an increase in days sales in billed receivables to 80 days at March 31, 2003 up from 77 days at December 31, 2002 and up from 74 days at March 31, 2002. This increase was primarily driven by an increase in receivables in Asia and a one-year financing agreement in Australia with Ericsson. Inventory increased $14.6 million in the first six months of 2003. This was mostly due to a planned increase in finished goods to meet customer requirements as the company begins to move various manufacturing operations as part of its restructuring plans. Accounts payable and other liabilities decreased $39.9 million dollars as the company paid down or reduced its outstanding liabilities.

        The company used $6.9 million of cash for investing activities in the first six months of 2003. This was principally due to $14.6 million for capital expenditures and $7.3 million received for the sales of discontinued businesses. The company has significantly reduced its investment in manufacturing facilities over the last six months. Capital expenditures were $14.6 million in the first six months of 2003, a 42% decrease from the $25.4 million spent in the first six months of 2002. The company received $7.3 million for the sale of two discontinued business. The company sold its equipment shelter business in October 2002 and its wireless accessory business in January 2003. Investing activities for 2002 include $50.3 million that the company received in the first quarter of 2002 for the sale of its Russian telecommunication ventures.

        Net cash used for financing activities totaled $38.1 million. The company reduced its net short-term notes payable borrowing by $33.7 million. The company decreased borrowing under its revolving credit agreement in the U.S. and Canada by $28.4 million and repaid $9.7 million of short-term borrowing in China. The company decreased its long-term borrowing by $4.5 million primarily due to the repayment of an industrial development bond associated with the company's equipment shelter business.

CRITICAL ACCOUNTING POLICIES

        There were no changes in critical accounting policies during the quarter.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements." In addition, our representatives or management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management's beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

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

        While Andrew Corporation's management is optimistic about the company's long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook. Factors that may cause actual results to differ from expected results include the company's ability to consummate and integrate its acquisition of Allen Telecom and to realize the synergies and cost savings anticipated from this transaction, the effects of competitive products and pricing, economic and political conditions that may impact customers' ability to fund purchases of our products and services, the company's ability to achieve the costs savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end use demands for wireless communication services, and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 31, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        See Item 7 of the company's Annual Report on Form 10-K for the year ended September 30, 2002. There has been no material change from the end of the previous fiscal year through March 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

        The company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

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

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The company's Annual Meeting of Stockholders was held on February 11, 2003.

  (b)
  Items submitted to a vote

1.
Election of Directors

Nominee	For	Against	Broker/ Non-Votes	Abstentions
J.G. Bollinger	88,269,278	0	0	3,224,486
T.A. Donahoe	85,029,286	0	0	6,464,478
F.L. English	88,112,867	0	0	3,380,897
R.E. Faison	89,410,830	0	0	2,082,934
J. D. Fluno	85,266,920	0	0	6,226,844
W. O. Hunt	87,121,859	0	0	4,371,905
C.R. Nicholas	89,156,113	0	0	2,337,651
G.A. Poch	85,261,524	0	0	6,232,240
G. O. Toney	88,378,499	0	0	3,115,265
D.L. Whipple	85,201,934	0	0	6,291,830
2.
The proposal to increase the number of shares of common stock available for issuance under the Andrew Corporation Management Incentive Program from 4,000,000 to 8,000,000 was approved by a vote of 81,636,508 shares for, 8,671,722 shares against, and 1,185,534 shares withheld.

3.
The proposal to increase the number of shares of common stock available for issuance under the Andrew Corporation Stock Option Plan for Non-Employee Directors from 400,000 to 800,000 was approved by a vote of 81,259,803 shares for, 8,967,495 shares against, and 1,266,466 shares withheld.

4.
The selection of Ernst & Young to serve as independent public auditors for fiscal year 2003 was approved by a vote of 85,393,296 shares for, 5,249,901 shares against, and 850,567 shares withheld.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation. Filed as Exhibit 3.1(i) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
3.2	By-Laws of Registrant. Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)
4.1	Note Agreement dated September 1, 1990. Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.2	First Amendment to Note Agreement dated September 1, 1990. Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)
4.3	Stockholder Rights Agreement dated November 14, 1996. Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)
4.4
Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein. Filed as Exhibit 4.1 to Form S-3 dated August 19, 2002 and incorporated herein by reference.
10.1	The Andrew Corporation Stock Option Plan for Non-Employee Directors
10.2	The Andrew Corporation Management Incentive Plan
10.3*
Supply Agreement dated April 3, 2003, between Andrew Corporation and Lucent Technologies Inc. filed as Exhibit 99.1 to the current report on Form 8-K filed on April 9, 2003 and incorporated herein by reference.
99.1	Certificate of Chief Executive and Chief Financial Officers

*
Portions of this exhibit have been omitted pending the Commission's review of a request for confidential treatment

(b)   Reports on Form 8-K

        On February 13, 2003, the company filed under Item 5 of Form 8-K. The Form 8-K contained the February 11, 2003 press release regarding the appointment of Ralph E. Faison as chief executive officer and president of the company.

        On February 18, 2003, the company filed under Item 5 of Form 8-K. The Form 8-K contained the February 18, 2003 press release announcing that the company had entered into a definitive agreement to acquire Allen Telecom Inc.

        On February 27, 2003, the Registrant filed under Item 5 of Form 8-K. The Form 8-K contained the February 17, 2003 Agreement and Plan of Merger (the "Merger Agreement") by and among Andrew, Adirondacks, Inc., a Delaware corporation and a wholly-owned subsidiary of Andrew Corporation, and Allen Telecom Inc., a Delaware corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 14, 2003	By:	/s/ CHARLES R. NICHOLAS Charles R. Nicholas Chief Financial Officer and Vice Chairman (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Ralph E. Faison, certify that:

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

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
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

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/14/2003	/s/ RALPH E. FAISON Ralph E. Faison President and Chief Executive Officer

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

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
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

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/14/2003	/s/ CHARLES R. NICHOLAS Charles R. Nicholas Chief Financial Officer

QuickLinks

INDEX ANDREW CORPORATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share amounts)
ANDREW CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)
ANDREW CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES