Form 10-Q
period 2003-06-30
ANDREW CORP
filed 2003-08-04
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark-One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Common Stock, $.01 Par Value – 153,559,350 shares as of July 31, 2003

INDEX

ANDREW CORPORATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30 2003	September 30 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$78,301	$84,871
Accounts receivable, less allowances (Jun. 2003 - $9,483; Sept. 2002 - $6,516)	189,299	215,406
Inventories
Finished products	73,627	61,963
Materials and work in process	76,325	72,030
	149,952	133,993
Other current assets	13,547	28,121
Current assets - discontinued operations	—	14,792
Total Current Assets	431,099	477,183
Other Assets
Goodwill	398,199	396,295
Intangible assets, less amortization	36,453	47,344
Other assets	3,661	1,809
Non-current assets - discontinued operations	—	2,000
Property, Plant, and Equipment
Land and land improvements	18,546	17,890
Buildings	97,485	98,714
Equipment	456,593	448,036
Allowance for depreciation	(388,479)	(365,605)
	184,145	199,035
TOTAL ASSETS	$1,053,557	$1,123,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$10,000	$66,184
Accounts payable	67,584	69,835
Accrued expenses and other liabilities	38,205	44,548
Compensation and related expenses	23,354	28,434
Restructuring	3,174	15,329
Current portion of long-term debt	4,912	7,250
Current liabilities - discontinued operations	—	4,990
Total Current Liabilities	147,229	236,570
Deferred liabilities	19,389	28,461
Long-term debt, less current portion	9,310	13,391
STOCKHOLDERS’ EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 102,718,210 shares issued, including treasury)	1,027	1,027
Additional paid-in capital	145,480	145,764
Accumulated other comprehensive loss	(24,973)	(46,089)
Retained earnings	806,639	796,374
Treasury stock, at cost (4,388,655 shares in June 2003; 4,500,493 shares in Sept. 2002)	(50,544)	(51,832)
	877,629	845,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,053,557	$1,123,666

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002

Sales	$213,721	$203,753	$669,565	$592,975
Cost of products sold	159,091	146,598	492,005	417,592
Gross Profit	54,630	57,155	177,560	175,383
Operating Expenses
Research and development	18,921	13,851	58,485	36,985
Sales and administrative	32,815	34,307	100,943	104,396
Intangible amortization	3,662	1,333	11,027	1,633
Restructuring	472	—	677	—
	55,870	49,491	171,132	143,014
Operating Income (Loss)	(1,240)	7,664	6,428	32,369
Other
Interest expense	682	1,183	2,648	3,842
Interest income	(249)	(1,228)	(751)	(2,984)
Other income	(362)	1,457	(1,211)	646
Gain on the sale of Property Plant and Equipment	(9,357)	7	(9,398)	(59)
Gain on the sale of equity investments	—	—	—	(8,651)
	(9,286)	1,419	(8,712)	(7,206)
Income from Continuing Operations Before Income Taxes	8,046	6,245	15,140	39,575
Income tax (benefit) expense	(371)	1,874	1,757	10,600
Income from Continuing Operations	8,417	4,371	13,383	28,975

Loss from Discontinued Operations, Net of Tax Benefit	788	2,378	3,118	8,349

Net Income	$7,629	$1,993	$10,265	$20,626

Basic and Diluted Income per Share from Continuing Operations	$0.09	$0.05	$0.14	$0.35
Basic and Diluted Income per Share	$0.08	$0.02	$0.10	$0.25
Average Shares Outstanding
Basic	98,330	87,170	98,315	83,521
Diluted	98,330	87,220	98,316	83,649

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended June 30
	2003	2002

Cash Flows from Operations
Net Income	$10,265	$20,626

Adjustments to Net Income
Depreciation and amortization	50,346	38,241
Gain on the sale of Property Plant Equipment	(9,398)	(59)
Gain on the sale of equity investments	—	(8,651)
Other	—	(293)
Restructuring and Discontinued Operations
Restructuring costs	(9,649)	—
Discontinued operations costs, net of taxes	(1,483)	—
Operating cash flow from discontinued operations	5,837	19,471
Change in Operating Assets / Liabilities
Decrease in accounts receivable	40,523	71,612
(Increase) / Decrease in inventories	(10,170)	5,097
Decrease / (Increase) in other assets	13,450	(5,203)
Decrease in accounts payable and other liabilities	(35,987)	(13,053)
Net Cash from Operations	53,734	127,788

Investing Activities
Capital expenditures	(22,004)	(32,734)
Proceeds from the sale of businesses and investments	7,286	50,301
Acquisition of businesses, net of cash acquired	(114)	(173,711)
Investments in and advances to affiliates	—	58
Proceeds from sale of property, plant and equipment	10,246	695
Net Cash used for Investing Activities	(4,586)	(155,391)

Financing Activities
Long-term debt payments, net	(6,462)	(20,608)
Notes payable (payments) borrowings, net	(56,190)	28,250
Proceeds from stock purchase and option plans	111	2,083
Net Cash (used for) / from Financing Activities	(62,541)	9,725

Effect of exchange rate changes on cash	6,823	6,216

Decrease for the Period	(6,570)	(11,662)
Cash and Equivalents at Beginning of Period	84,871	112,377
Cash and Equivalents at End of Period	$78,301	$100,715

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2002.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE

Income from continuing operations	$8,417	$4,371	$13,383	$28,975

Average basic shares outstanding	98,330	87,170	98,315	83,521
Basic income from continuing operations per share	$0.09	$0.05	$0.14	$.35

Net income	$7,629	$1,993	$10,265	$20,626
Average basic shares outstanding	98,330	87,170	98,315	83,521
Net income per share	$.08	$.02	$.10	$.25

DILUTED EARNINGS PER SHARE
Income from continuing operations	$8,417	$4,371	$13,383	$28,975
Average basic shares outstanding	98,330	87,170	98,315	83,521
Effect of dilutive securities: stock options	—	50	1	128
Average diluted shares outstanding	98,330	87,220	98,316	83,649
Diluted income from continuing operations per share	$0.09	$.05	$0.14	$0.35

Net income	$7,629	$1,993	$10,265	$20,626
Average basic shares outstanding	98,330	87,170	98,315	83,521
Effect of dilutive securities: stock options	—	50	1	128
Average diluted shares outstanding	98,330	87,220	98,316	83,649
Diluted net income per share	$0.08	$.02	$0.10	$0.25

Options to purchase 6,328,383 shares of common stock, at exercise prices ranging from $8.91 - $38.17 per share, were not included in the computation of diluted earnings per share calculations for June 30, 2003 because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 5,299,732 shares of common stock, at exercise prices ranging from $16.63 - $38.17 per share, were not included in the diluted earnings per share calculations for June 30, 2002 because the options’ exercise prices were higher than the average market price of the common shares.

NOTE 3.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments as a component of other comprehensive income.  Comprehensive income for the three months ended June 30, 2003 and 2002 amounted to $16,615,000 and $12,416,000, respectively.  Comprehensive income for the nine months ended June 30, 2003 and 2002 amounted to $31,381,000 and $29,578,000, respectively.

NOTE 4.  RECENTLY ISSUED ACCOUNTING POLICIES

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The provisions of this statement will be effective for exit or disposal activities initiated after December 31, 2002.  The company’s current restructuring plan, initiated in September 2002, is being accounted for under the previously existing accounting principles for restructuring, primarily Emerging Issues Task Force Issue 94-3.  The company accrued pre-tax charges of $36.0 million when the company’s management approved the current restructuring plan.  If the company had accounted for this restructuring plan under FASB No. 146, certain costs such as employee termination benefits of $11.8 million and lease and contract cancellation costs of $2.5 million included in this $36.0 million would have been recognized over the restructuring period as incurred and not accrued in fiscal year 2002.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts.  FASB No. 149 is effective for contracts entered into or modified after June 30, 2003.  The company does not expect that the adoption of this statement will have a material effect on the company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  FASB No. 150 will require that the company report the convertible preferred stock issued on July 15, 2003 in connection with the company’s merger with Allen Telecom Inc. (note 14) as a component of stockholders equity.

NOTE 5.  ADOPTION OF NEW ACCOUNTING POLICIES

At the beginning of fiscal year 2003, the company adopted FASB Statement No. 143, Accounting and Reporting for Obligations Associated with the Retirement of Tangible Long-Lived Assets and the Associated Asset Retirement Costs and FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of Statement 13, and Technical Corrections.  FASB Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  FASB Statement No. 145 modifies reporting of extinguishment of debt and amends accounting for leases.  The adoption of these statements did not impact the company’s results of operations.

Starting in the second quarter of 2003, the company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation.  See note 8 for the disclosures required by FASB No. 148.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective for the Company during its third quarter 2003.  The Company has no variable interest entities.

NOTE 6.  RESTRUCTURING

In September 2002, the company initiated a plan to restructure its operations. As part of this plan the company is closing   several manufacturing and engineering facilities and consolidating its operations into fewer, more efficient facilities. The company is currently relocating operations from these closed facilities to existing facilities and to two new facilities the company plans to open in Mexico and the Czech Republic.  The company has entered into agreements to lease facilities in both Mexico and Czech Republic.  These lease agreements will allow the company to significantly reduce the original estimate of $8.0 million of capital expenditures that was required to build these facilities. The company started operations at these facilities in the third quarter of 2003.  As part of these restructuring plans the company has paid $2.7 million of severance to 217 employees in the third quarter of 2003 and $8.9 million to 762 employees who were terminated in the first nine months of 2003. Including discontinued operations (note 7), the company has reduced its workforce by 935 employees, plans to terminate approximately 265 additional employees as part of its restructuring plans and anticipates that approximately 400 employees will be hired at the new facilities.

In the fourth quarter of fiscal year 2002, the company recorded a $36.0 million pre-tax charge for restructuring activities comprised of the following:

(Dollars in thousands)	Restructuring Charge	Netted against assets As of Sept. 30, 2002	Actual Charges to Reserve for the Nine months Ended June 30, 2003	June 30, 2003 Reserve Balance

Inventory write downs	$11,138	$(11,138)	$—	$—
Employee termination costs	11,877	—	(8,897)	2,980
Equipment and other asset write downs	9,579	(9,579)	—	—
Lease and contract cancellation costs	3,452	—	(3,258)	194
Pre-tax charge	$36,046	$(20,717)	$(12,155)	$3,174

Restructuring costs for the relocation of fixed assets are being expensed as incurred and are included in operating expenses.  The statements of operations for the three months and nine months ending June 30, 2003 contain $472,000 and $677,000, respectively, of restructuring expense for the relocation of fixed assets and inventory that was not included for in the $36.0 million initial restructuring charge.

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

The company has restated all periods presented to reflect its equipment shelter, wireless accessory, and satellite modem businesses as discontinued operations.  The results of operations for the discontinued businesses are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(Dollars in thousands)	2003	2002	2003	2002

Sales	$211	$11,144	$8,218	$45,152
Cost of products sold	478	11,719	9,736	48,025
Gross Profit	(267)	(575)	(1,518)	(2,873)

Operating expenses	859	2,822	2,936	9,054
Loss before income taxes	(1,126)	(3,397)	(4,454)	(11,927)

Income tax benefit	(338)	(1,019)	(1,336)	(3,578)
Loss from discontinued operations	$(788)	$(2,378)	$(3,118)	$(8,349)

NOTE 8.  STOCK-BASED COMPENSATION

In the second quarter of fiscal year 2003, the company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation.  The company will continue to account for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  All stock options granted by the company are granted at market price and thus no compensation expense is recorded in the company’s results of operations.  Under FASB No. 148, the company is required to report quarterly pro forma net income and earnings per share as if the company had accounted for its stock option plans under the fair value method.  The following table shows the company’s pro forma net income and earnings per share as if the company had recorded the fair value of stock options as compensation expense.

	Three Months Ended June 30		Nine Months Ended June 30
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Reported net income	$7,629	$1,993	$10,265	$20,626

Less: Stock-based compensation net of tax	(1,013)	(1,648)	(3,624)	(5,079)

Pro forma net income	$6,616	$345	$6,641	$15,547

Reported basic and diluted net income per share	$0.08	$0.02	$0.10	$0.25

Pro Forma basic and diluted net income per share	$0.07	$0.00	$0.07	$0.19

NOTE 9.  WARRANTY RESERVE

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees.  The company offers warranties on most of its products that qualify as guarantees under FASB Interpretation No. 45 and thus is required to disclose the components of its warranty reserve.  The specific terms and conditions of the warranties offered by the company vary depending upon the product sold.  The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim.  The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  Changes in the company’s warranty reserve during the nine months ended June 30, 2003 are as follows:

(Dollars in thousands)
Warranty Reserve Sept. 30, 2002	$9,932

Accrual for warranties issued	1,595
Warranty settlements made	(1,506)
Warranty expirations and adjustments	(34)

Warranty Reserve June 30, 2003	$9,987

NOTE 10.  DEBT COVENANTS

Under the terms of the company’s revolving credit and loan agreements, the company has agreed to meet various requirements.   Under the company’s amended and restated credit agreement dated December 19, 2002 the company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charges coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year.  The company must report on these requirements quarterly. The company is in compliance with all of these requirements as of June 30, 2003.

NOTE 11.  SEGMENT

The company manages its business as one operating segment.  This segment serves commercial markets, including coaxial cable, terrestrial microwave systems, wireless accessories and other products and services.

NOTE 12.  GOODWILL

The company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002.  Under the provisions of FASB No. 142, the company tests goodwill for impairment on an annual basis.  The company has elected to perform its annual impairment review on the first day of its fiscal fourth quarter.  The impairment review performed for fiscal year 2003 indicated no impairment of goodwill, but due to uncertain market conditions, it is possible that future impairment reviews may indicate impairment of the fair value of goodwill, which could result in non-cash charges, adversely affecting the company’s results of operations.

NOTE 13.  SUBSEQUENT EVENT

On July 15, 2003, the company completed its merger with Allen Telecom Inc. following approvals by both Allen Telecom Inc. and Andrew Corporation stockholders at special stockholder meetings.  The merger was a stock-for-stock transaction in which Allen   common shareholders received 1.775 shares of newly issued Andrew common stock for each share of Allen common stock. In the transaction, the company issued approximately 55 million shares of common stock and 1.0 million shares of convertible preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the quarter ended June 30, 2003 were $213.7 million, 5% higher than the third quarter of 2002 and up 6% from the quarter ending March 31, 2003. This sales growth was due primarily to increased sales to the wireless infrastructure market. Third quarter sales to the wireless infrastructure market increased sequentially in every geographic region. On a sequential basis, sales for the third quarter increased in Europe, the Asia—Pacific region and Latin America.  Sales to the U.S. market continued to be down, declining slightly sequentially.  By market, sales grew for wireless infrastructure products, were flat for fixed telecom networks and declined for the broadcast and government markets. Sequentially, by product, sales for the third quarter of 2003 increased for cable and power amplifiers, were flat for terrestrial microwave systems and declined for antennas and support products.

 On a year-to-date basis, wireless infrastructure sales were up in Europe, the Asia-Pacific region and Latin America.  The company’s two other major markets, fixed-telecom and broadcast and government, were both down on a year-to-date basis.  From a product standpoint, cable sales were down in every region with the exception of Europe, which has shown good growth throughout 2003. Sales of terrestrial microwave products increased modestly. While sales of other antenna and support products were down slightly on a year-to-date basis.   By geographic region, sales to Europe and the Asia-Pacific region showed good growth. Latin-American sales were up modestly and sales to the U.S. were down.

Gross margin as a percentage of sales was 25.6% for the third quarter of 2003, compared to 28.1% in the third quarter of 2002.  The decline in gross margin percentage was driven by price erosion and was partially offset by cost reductions and increased volume.  In general, year-over-year pricing is down approximately 11% to 12%.   On a year-to-date basis, the company’s gross margin was 26.5% compared to 29.6% for 2002. Price erosion for products such as a cable and power amplifiers was the predominant factor in this decrease. This price erosion was partially offset by cost reductions and higher unit volumes. On a sequential basis, gross margin decreased from 25.7% in the second quarter to 25.6% for the third quarter. Sequentially, pricing had less of an impact on margin, and the company saw greater benefit from cost cutting efforts and increased volume.  The company’s gross margin varies by product. Cable products are the company’s highest margin products, while power amplifiers and terrestrial microwave systems typically have lower margins.  On the whole, product mix has had a relatively small negative impact on the consolidated gross margin on a year-to-date basis.

Total operating expense, compared to 2002, increased for both the third quarter and on a year-to-date basis for 2003 driven by intangible amortization and increased research and development expense.  Intangible amortization has increased significantly as a result of intangible assets acquired in the June 2002 acquisition of Celiant Corporation. Research and development activities have also increased significantly in 2003 as a result of the Celiant acquisition and the company’s increased power amplifier business. Sales and administrative costs have decreased compared to 2002, due principally to the company’s restructuring and cost cutting efforts.  Total operating expenses for the third quarter increased by $6.4 million or 13% compared to the third quarter of 2002. The increase was driven by a 37% or $5.1 million increase in research and development and a $2.3 million increase in intangible amortization. Third quarter sales and administrative expenses were down 4% or $1.5 million compared to 2002.  On a year-to-date basis, total operating expenses increased 20% or $28.1 million driven by a $21.5 million increase in research and development and a $9.4 million increase in intangible amortization. On a sequential basis, total operating expense increased 2% driven by a 5% increase in sales and administrative expense, mostly due to higher sales commissions and profit sharing expenses.

Other income resulted in a net gain of $9.3 million dollars for the third quarter of 2003.  This was driven almost entirely by a $9.3 million gain recognized on the sale of unimproved land at the company’s Orland Park, Illinois facility.  The company’s interest expense and income were both down due to lower debt and short-term investment levels.  Miscellaneous other income resulted in income of $0.4 million due mostly to foreign exchange gains.  On a year-to-date basis both interest expense and income were down as a result of lower debt and short-term investment levels. Other income resulted in income of $1.2 million for 2003 compared to expense of $0.6 million for 2002, mostly due to foreign exchange gains. The weakening dollar, especially against European currencies, has created foreign exchange gains on a year- to-date basis and for the third quarter of 2003.

The decrease in the effective tax rate for the third quarter was due to the $9.3 million gain on the sale of land.  The company was able to utilize tax loss carry forwards and effectively recognize no income tax on this gain. Excluding this gain, the company’s effective tax rate for the third quarter and for the year is 30%.

LIQUIDITY

The company has maintained its strong balance sheet and reduced its outstanding debt during 2003. Working capital totaled $283.9 million at June 30, 2003 compared to $240.6 million at September 30, 2002.   In the first nine months of fiscal year 2003, the company decreased its total outstanding debt by $62.7 million.  Cash, net of all outstanding debt, on June 30, 2003 was $54.1 million compared to ($2.0) million at September 30, 2002.

The company completed its acquisition of Allen Telecom Inc. on July 15, 2003.  Andrew issued approximately 55 million shares of common stock and one million shares of convertible preferred stock to acquire Allen in an all stock transaction.  The company has made a preliminary estimate that it will incur approximately $57 million of cash costs to complete this merger. Based on June 30, 2003 balances, Andrew and Allen combined had $143.1 million of cash and $106.5 million in total debt and a total working capital balance of  $492.6 million.  Management believes that the combined company’s strong working capital position, low debt levels and ability to generate cash flow from operations will allow the company to meet its normal operating cash flow needs.  The company is currently exploring additional financing possibilities that will allow it to reduce its overall cost of capital.

In the first nine months of 2003, the company generated $53.7 million in cash flow from operations, a decrease of 58% from the $127.8 million generated in the first nine months of 2002. Increases in working capital, cash expenditures for restructuring and discontinued operations and lower net income drove this decrease.  In the first nine months of 2003, the company made cash expenditures of $9.6 million for restructuring and $1.5 million for discontinued operations, consisting primarily of severance and lease termination payments.  The company generated $5.8 million of cash flow from discontinued operations, primarily as result of collection of receivables from the company’s equipment shelter and wireless accessory businesses. Accounts receivable decreased $40.5 million in the first nine months of 2003 compared to a $71.6 million decrease in 2002.  The relatively slower decline in receivables in 2003 was due to higher sales and an increase in day’s sales in billed receivables to 82 days at June 30, 2003 up from 77 days at December 31, 2002. Inventory increased $10.2 million during the first nine months of 2003.  This was due mostly to a planned increase in finished goods to meet customer requirements as the company begins to move various manufacturing operations as part of its restructuring plans.

The company used $4.6 million of cash for investing activities in the first nine months of 2003.  The company spent $22.0 million on capital expenditures, a $10.7 million or 33% decrease from 2002. The company received $7.3 million for the sale of two discontinued business, selling its equipment shelter business in October 2002 and its wireless accessory business in January 2003. Investing activities for 2002 include $50.3 million that the company received in the first quarter of 2002 for the sale of its Russian telecommunication ventures and $173.7 million, the cash costs to complete the June 2002 acquisition of Celiant Corporation. During 2003 the company received $10.2 million from the sales of property, plant and equipment.  This was mostly from the third quarter sale of unimproved land at the company’s Orland Park, Illinois facility for $9.5 million.

Net cash used for financing activities during the first nine months of 2003 totaled $62.5 million.  The company reduced its net short-term notes payable borrowing by $56.2 million, by reducing borrowings under its revolving credit agreements in the U.S. and Canada by $46.5 million and repaying  $9.7 million of short-term borrowing in China.   The company reduced its long-term borrowings by $6.5 million primarily due to the repayment of a $3.8 million of debt associated with the company’s equipment shelter business and the repayment of  $1.9 million of borrowing in China.

CRITICAL ACCOUNTING POLICIES

There were no changes in critical accounting policies during the quarter.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements.”  In addition, our representatives or management may make other written or oral statements that constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions.  We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

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

While Andrew Corporation’s management is optimistic about the company’s long-term prospects, you should consider the risks and uncertainties in evaluating its growth outlook.  Factors that may cause actual results to differ from expected results include the company’s ability to integrate its acquisition of Allen Telecom and to realize the synergies and cost savings anticipated from this transaction, the effects of competitive products and pricing, economic and political conditions that may impact customers’ ability to fund purchases of our products and services, the company’s ability to achieve the costs savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end use demands for wireless communication services, and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended September 30, 2002 and registration statement on Form S-4/A filed with the Securities and Exchange Commission on June 10, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Item 7 of the company’s Annual Report on Form 10-K for the year ended September 30, 2002.  There has been no material change from the end of the previous fiscal year through June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s President and Chief Executive Officer, and Vice Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the company’s President and Chief Executive Officer, and Vice Chairman of the Board of Directors and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.  In connection with management’s evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of February 17, 2003, as amended effective as of May 29, 2003, among Andrew Corporation, Adirondacks, LLC (f/k/a Adirondacks, Inc.) and Allen Telecom Inc., which is attached as ANNEX A to the joint proxy statement/prospectus which forms a part of the Form S-4/A filed on June 10, 2003.

3.1	Restated Certificate of Incorporation. Filed as Exhibit 4.1 to Form S-8 filed on July 22, 2003 and incorporated herein by reference.

3.2	By-Laws of Registrant. Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)

4.1	Note Agreement dated September 1,1990. Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.2	First Amendment to Note Agreement dated September 1, 1990. Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.3	Stockholder Rights Agreement dated November 14, 1996. Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

4.4

Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.  Filed as Exhibit 4.1 to Form S-3 dated August 19, 2002 and incorporated herein by reference.

10.1*

Supply Agreement dated April 3, 2003, between Andrew Corporation and Lucent Technologies Inc. filed as Exhibit 99.1 to the current report on From 8-K filed on April 9, 2003 and incorporated herein by reference.

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers

* Portions of this exhibit have been omitted pending the Commission’s review of a request for confidential treatment

(b) Reports on Form 8-K

On April 9, 2003, the company filed under Item 5 of Form 8-K.  The Form 8-K contained a new supply agreement between Andrew Corporation and Lucent Technologies, Inc.

On April 21, 2003, the company filed under Items 9 and 12 of Form 8-K.  The Form 8-K contained a press release announcing the company’s financial results for its second quarter of fiscal year 2003, as well as a transcript of the conference call presentation that followed the press release.

On June 12, 2003, the company filed under Item 5 of Form 8-K.  The Form 8-K contained a press release announcing that the Securities and Exchange Commission declared effective the Form S-4 Registration Statement filed by Andrew with the Securities and Exchange Commission in connection with the merger with Allen Telecom Inc. and the related stockholder meetings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 1, 2003	By:	/s/ Charles R. Nicholas

Charles R. Nicholas
Chief Financial Officer and Vice Chairman
(Duly Authorized Officer and Principal Financial Officer)