Form 10-K
period 2003-09-30
ANDREW CORP
filed 2003-12-22
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended September 30, 2003.

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

Title of Each Class
Common Stock, $.01 par value Common Stock Purchase Rights Series A 7.75% Convertible Preferred Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act)

Yes ☒   No ☐

The aggregate market value of common stock held by non-affiliates of the Registrant as of March 31, 2003 was $540,813,000. The number of outstanding shares of the Registrant’s common stock as of December 14, 2003 was 158,364,350.

Documents incorporated by Reference:

Portions of the Registrant’s Annual Report to Stockholders for the year ended September 30, 2003 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual stockholders’ meeting to be held February 10, 2004 are incorporated by reference into Parts III and IV.

PART I

Item 1.  Business

General Business

Andrew Corporation (“Andrew” or the “company”) was incorporated in 1987 under the laws of the State of Delaware as successor to an Illinois corporation organized in 1947.  Originally founded as a partnership in 1937, its executive offices are located at 10500 West 153rd Street, Orland Park, Illinois, 60462, which is approximately 25 miles southwest of downtown Chicago. Unless otherwise indicated by the context, all references herein to Andrew or the company include Andrew Corporation and its subsidiaries.

With the acquisition of Allen Telecom (Allen) in July 2003, the company believes that it has established itself as the leading global supplier of communications products and systems to the wireless subsystem infrastructure market.  The company has the ability to provide total customer solutions, including virtually all components of a wireless base station that are outsourced by major network OEMs (Original Equipment Manufacturers) and operators.  This allows the company to better meet the evolving performance and cost efficiency requirements of its customers who benefit from the availability of one-stop shopping for all of their wireless infrastructure needs.  Andrew’s products are primarily based on the company’s core competency, the radio frequency (RF) path.  Andrew has unique technical skills and marketing strengths in developing products for RF systems. Andrew manages its business as one reportable business segment built around this core competency.  The company’s products are used in the infrastructure for traditional wireless networks, third generation (3G) technologies, voice, data, video and Internet services, as well as applications for microwave and satellite communications, and other specialized applications for government and commercial use.

The company now classifies its sales into five product groups: Antennas, Base Station Subsystems, Cable Products, Network Solutions and Wireless Innovations.  The company believes these new product classifications better reflect the nature of its business now and in the future.  The Antenna group products include base station antennas, earth station antennas, multi-band antennas and point-to-point antennas.  Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners that are sold individually or as parts of integrated subsystems.  Cable Products include coaxial cables, connectors, cable assemblies and accessories.  Network Solutions includes software and equipment to locate wireless 911 callers as well as equipment and services for testing and optimizing wireless networks.  Wireless Innovations products are used to extend the coverage of wireless networks in areas where signals are difficult to send or receive and include both complete systems and individual components.

Over the last two years, the company completed two major acquisitions that have substantially broadened its product offering and established the company as the leading global supplier of communications products and systems to the wireless subsystem infrastructure market. These acquisitions allow the company to provide global wireless service providers and OEMs with a unique one-stop shopping partner. During the year, the company purchased Allen Telecom, a global provider of wireless infrastructure equipment and services. Allen’s product offering was complementary to the company’s and had minimal product overlap.  This acquisition allows Andrew to offer a more complete RF footprint product offering with more value-added and integrated products.  In June 2002, the company completed the acquisition of Celiant Corporation, a power amplifier manufacturer.  Celiant’s engineering and technical capabilities, and intellectual property have made the company a leading supplier of power amplifiers.

While the company is optimistic about the long-term potential of the wireless infrastructure market, global spending on infrastructure has been weak over the last several years.  In response to this decline, Andrew has taken steps to reduce expenses and improve financial performance. In September 2002, the company initiated a restructuring program that it anticipates will reduce annual operating costs by as much as $47 million.  These restructuring plans included the closing of several facilities and the relocation of manufacturing operations to new facilities in the Czech Republic and Mexico.  During 2003, the company substantially completed these plans and started manufacturing operations at these new facilities in the fourth quarter.  Following the Allen Telecom acquisition, the company initiated a merger integration program that the company anticipates will reduce annual operating costs of the combined company by more than $52 million annually, beginning in 2005. These savings will be achieved through a global shared services implementation, combined sourcing of components and consolidation of manufacturing locations.

The company believes that developing markets such as China and India have significant long-term growth potential for the company. Developing countries represent some of the greatest growth opportunities for wireless communication, as wireless is the most cost efficient way to provide communications infrastructure to these regions. The company has a significant international manufacturing and distribution presence. Sales by non-U.S. operations and export sales from U.S. facilities accounted for approximately 56% of Andrew’s sales in 2003, 50% in 2002 and 57% in 2001.  Over the last five years, Andrew has significantly increased its international manufacturing and distribution capabilities in some of the fastest developing wireless infrastructure markets.  In 1998, the company built new manufacturing facilities in China and India. These new facilities have allowed the company to more effectively reach these growing markets and have helped to increase sales in the Asian market.  The company also increased its manufacturing and distribution presence in the Latin American region, through the 1995 acquisition of a Brazilian company and by establishing a Brazilian cable manufacturing facility.

Principal Product Groups

The following table sets forth sales and percentages of total sales represented by Andrew’s five product groups during the last three fiscal years:

	Year Ended September 30
Dollars in thousands	2003	% of Sales	2002	% of Sales	2001	% of Sales

Antennas	$264,775	26%	$255,779	30%	$320,225	34%
Base Station Subsystems	236,150	23%	96,303	11%	7,837	1%
Cable Products	428,189	43%	490,165	56%	579,030	62%
Network Solutions	43,772	4%	—	0%	—	0%
Wireless Innovations	41,600	4%	22,554	3%	28,184	3%
Total Sales	$1,014,486	100%	$864,801	100%	$935,276	100%

Antennas

This product group includes antennas, support products and electronic equipment for applications in the wireless infrastructure market, satellite communications, point-to-point communication, and other specialty applications. The Antenna Group products include base station antennas, terrestrial microwave (TMW) antennas, earth station antennas (ESA), and multi-band antennas.

Andrew is a market leader for commercial base station antennas serving global market needs for all wireless protocols.  Base station antennas are the last, critical piece of wireless infrastructure that captures the wireless signal from the user handset and sends it to operators’ base stations.  The company offers a diverse product line of base station antennas ranging in size from approximately two feet in length to large, tower-mounted antennas in excess of twenty feet in length. Base station antennas are marketed under the trade name DECIBEL®.  The DECIBEL® product line contains a variety of innovative products including technology to optimize the performance in CDMA and W-CDMA markets.  The company holds significant intellectual property that is used to create innovative products, such as the Andrew Teletilt™ system, which is a remotely-controlled variable electrical downtilt base station antenna system that can be adjusted in minutes, without costly site downtime.  This allows customers to enhance their network performance while reducing operating expenses.

The company manufactures a full line of TMW antennas for applications such as fixed-line telecommunications networks, broadband wireless, wireless infrastructure, and others.  Microwave radio networks are commonly used by telecommunications companies for telephone, Internet, video and data transmission. They are also used by cellular operators to link cell sites with switching centers and by private companies, such as pipelines, electric utilities and railroads, for their internal communications needs. Andrew TMW antennas are marketed under the trademarks GRIDPAK® and ValuLine®.  The company also offers additional passive microwave system components such as filters and duplexers.

The company includes its waveguide products in the Antenna Group. Waveguides are hollow transmission lines used to connect antennas and radios. Andrew manufactures circular, rectangular and elliptical waveguides for various uses such as television broadcasting and microwave transmission. Elliptical waveguide is the most commonly used waveguide, and it is used as a main feeder line for microwave transmissions between 1.7 and 40 GHz. Most of Andrew’s waveguides are sold as part of its antenna systems.

The Antenna Group also has a complete line of pressurization equipment that provides a constant supply of dry air to the transmission lines, providing high signal quality and reduced risk of component damage due to moisture. Pressurization products are marketed under the trademark DryLine®.

ESA systems manufactured by Andrew are used at earth terminals to receive and transmit signals to and from communication satellites. These products are used for the long distance transmission of conventional telecommunications traffic, to support broadband data infrastructure and for satellite delivered television broadcasting. System elements include an antenna, from one foot to thirty-two feet in diameter, electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. The company’s ESA products are marketed under the trademarks Newsflash™, VALULink®, and ValuStar™.

Andrew is an industry leader in the design, manufacture and distribution of high quality, high performance antennas for Wireless Communication and Global Positioning System (GPS) applications. Andrew supplies multiband antennas and GPS products to automotive manufacturers and their suppliers for use in on-board telematics programs.  Telematics products are used in vehicle communication and navigation systems, such as GM’s OnStar®, Ford’s vehicle communication system (VCS) and JaguarNet®.  Andrew manufactures a line of specialized antennas and repeater kits for XM Radio and Sirius Satellite Radio reception.  These repeater kits provide in-building satellite signal coverage allowing retail partner stores the ability to demonstrate XM and Sirius products, while antennas are used at the consumer level to bring the signal into their vehicle or home radio unit.

Andrew also offers a wide range of antennas and antenna/pedestal systems for applications such as air traffic control radar antenna systems, weather radar systems, low and medium earth orbit satellite ground tracking systems, and high frequency (HF) communication systems that include Andrew’s line of GRANGER® HF antennas.

In November 2003, the company sold the assets of its broadcast antenna and filter product lines to Electronic Research Inc. (ERI).  The company’s broadcast group designed and manufactured broadcast antennas primarily for television broadcast.  This sale included selected assets from the company’s Orland Park, Illinois facility and all of the assets of its Gray, Maine facility.  The company’s broadcast group sales were approximately $20.1 million in fiscal 2003, and were included in the Antenna Group sales. Also in November 2003, the company acquired selected assets of Channel Master LLC, a designer and manufacturer of DBS (Direct Broadcast Satellite) and VSAT (Very Small Aperture Terminal) antennas and products, for approximately $18 million. This acquisition will significantly strengthen the company’s existing satellite antenna product offering.

Base Station Subsystems

Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. These products cover all the major wireless standards and frequency bands and are sold individually or as part of integrated subsystems.

Andrew designs and manufactures high power single and multi-carrier RF power amplifiers.  RF power amplifiers are required by wireless communication systems to boost the radio signal power for transmission across long distances and are usually located within base stations.  Andrew’s RF power amplifier products range in power from 10 to 100 watts of output power and in frequency ranges from 450 MHz to 2500 MHz.  The company’s power amplifiers are custom designed for each OEM and are available for most wireless standards, including 2G, 2.5G, 3G and 4G technologies. The company recently introduced its next generation single and multi-carrier, highly linear power amplifiers with digital pre-distortion technology, and is currently working with major OEMs to design their next generation power amplifier products.

Andrew has recently developed two new integrated product offerings that include an integrated radio and amplifier and, in addition, an integrated radio, amplifier and receiver.  Both of these products were developed to meet the low-cost demands of 3G deployments.  Andrew currently has integrated products in development for several OEMs’ next generation 3G base stations.

Andrew designs and manufactures filters, duplexers, combiners and integrated antenna combining units. RF filters are used to filter high power transmit signals to meet frequency regulations and interference requirements in the different allocated wireless frequency bands. Transmit combiners allow the combination of multiple signals into one transmit antenna. RF receive filters are used to select intended signals and isolate these signals from unwanted interference and noise.  Duplexers are used to allow one antenna to both transmit and receive signals. Andrew is a leading supplier for in-cabinet application of filters and duplexers. For this application, filters and duplexers are incorporated into base station transceiver cabinets provided to OEMs for site installations.

To support more sophisticated antenna filtering applications and to improve overall performance and costs, Andrew is supplying integrated antenna combining units to leading OEMs. This product provides antenna-filtering functions for both transmitted and received signals and low power amplification for received signals.  These integrated antenna combining units also have control functions for antenna supervision.

Andrew also supplies tower-mounted amplifiers to OEMs and wireless operators that use these products to improve network performance. Tower-mounted amplifiers improve network performance by filtering and amplifying as close as possible to the actual receiving antenna, thus eliminating additional signal loss and noise.  For this application, integrated receiving filters and amplifiers are directly mounted at the top of the cell site tower.

Cable Products

Cable Products include coaxial cables, connectors, cable assemblies and accessories. Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor.  It is principally used to carry radio frequency signals.  Andrew sells its semi-flexible and elliptical waveguide cable products under the trademarks HELIAX® and RADIAX®.

In addition to bulk cable, the company provides cable connectors, accessories and assemblies marketed under the HELIAX® brand name. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. Andrew provides multiple connector families, including OnePiece™ and the new Positive Stop™ connectors. Cable accessories protect and facilitate installation of coaxial cable on cell site towers and into equipment buildings. Accessories include lightning surge protectors, hangers, adaptors and grounding kits, including Arrestor Plus®, ArrestorPortII™, KwikClamp™, SureGround™, and Compact SureGround™ lines. SureFlex™ coaxial cable assemblies, used to connect the main feeder cable line to the antenna, are made up of smaller sized HELIAX® cable and the Andrew patented SureFlex™ connectors.

The company provides a full range of products suitable for in-cabinet applications and a wide range of traditional cable assemblies utilizing solid copper, braid, semi-rigid and conformable cables, as well as some technically unique cables for special applications. The company also supplies assemblies for high power, low intermodulation distortion, and phase matched and fixed electrical lengths.   Andrew combines assemblies and supporting products according to customer specifications in “cabinet kits” to help reduce the OEM’s overall operational cost of building cabinets.

The company has recently started manufacturing coaxial cable and connectors for the broadband cable television market.  These products consist of hard-line trunk and distribution cables used to carry analog and digital signals from the fiber node to the broadband network for Hybrid Fiber Coax networks.   In November 2003, the company acquired the assets of Yantai Fine Cable, a Chinese manufacturer of broadband cable. This acquisition allows the company to offer drop cable, which connects the subscriber’s home equipment such as televisions and computers to the broadband network for a final end-to-end coaxial solution.

Andrew distinguishes itself from its competition by offering technically advanced and higher performance cable products. Two new innovative product offerings that the company has recently introduced are Coral™ and Andrew Virtual AirTM (AVA) Cables. Coral™ provides unwavering electrical performance even after repeated bending. This cable is ideal for voice/data and Wi-Fi network applications. The cable’s design uses a new ultra-flexible corrugation technology allowing for more diverse site installations. This multi-purpose cable provides 100% shielding, lower intermodulation (IM) and system loss, and better return loss when compared to braided cable. Constructed with a continuous solid outer conductor, the cable and connectors are waterproof, ensuring that a system is reliable and consistent over time. AVA cables are now being manufactured in 7/8” and 1 5/8” diameters.  These cables offer the best attenuation performance in the wireless industry and lower system costs by utilizing smaller diameter cables.

Network Solutions

Network Solutions includes geolocation systems, engineering and consulting services, and test and measurement products.  Andrew is one of two recognized suppliers of network-based geolocation systems capable of providing wireless operators with the equipment and software necessary to locate wireless E-911 callers, as mandated by the Federal Communications Commission (FCC). Andrew believes its network-based GEOMETRIX product is capable of exceeding the accuracy and reliability requirements set by the FCC for E-911 networks. The system can locate calls that transition between analog and digital sites, and calls in which the caller is a subscriber, roamer or non-subscriber. The GEOMETRIX product can be used with all air interfaces including AMPS, TDMA, CDMA, GSM and iDEN, and requires no changes in wireless service and no modifications or replacement of existing handsets. In addition, the system was designed to accommodate a variety of location-based services, such as fleet management, concierge services, mobile commerce, wireless information directories and other location dependent services.

Included as part of Network Solutions are engineering and consulting services offered under the Comsearch name brand. Comsearch is a leading provider of frequency planning and microwave coordination services as well as wireless network design and field engineering services. These services are provided to operators to assist in determining and analyzing network coverage requirements based on area topography and demographics. Andrew engineering expertise in spectrum sharing, microwave interconnectivity and cell system design has enabled the company to obtain orders from most major domestic operators. The company’s spectrum sharing software is currently licensed and utilized by major operators and consultants to perform analysis in most domestic markets and its software for microwave interconnectivity is operational in Asia, Europe, North America and South America.

Andrew also provides INVEX3GTM test equipment and SCOREBOARDTM analysis software that measure and analyze radio transmission characteristics for optimization of wireless communications networks.

Wireless Innovations

Wireless Innovations products are used to extend the coverage of wireless networks in areas where signals are difficult to send or receive and include both complete systems and individual components. These products support coverage and capacity enhancement for both operators and OEMs. Andrew provides turnkey systems and customized product applications for major projects throughout the world such as highway tunnels, subway and railway systems, airports and convention centers. This group of products addresses five main applications: coverage solutions for 2G networks (road tunnels/railways/stadium/buildings), 3G network elements (Pico Node-B), 2G-2.5G-3G shared networks with neutral hosts, public safety wireless networks (Tetra-European standard public safety network), and distributed antenna systems to OEMs.

Andrew provides a full line of RF repeaters and optical distribution systems for use in wireless communications systems, where physical structures or geography cause low RF signal strengths. They can also be used as an efficient and low-cost alternative to base stations in areas where coverage is more critical than additional capacity. These products can be used for both single carrier and multi-carrier applications. The company’s systems are available in a wide frequency range from 450 MHz to 2100 MHz and support all wireless technologies.  Andrew’s systems have features and functions that allow operators to remotely monitor and adjust these systems.

Andrew offers a wide array of in-building coverage products consisting of both passive and active components that extend wireless network coverage into buildings and other areas where it is difficult to get wireless reception. The company’s active in-building products include Andrew’s Britecell®, a fiber optic based distributed antenna system.  Andrew’s passive in-building products include antennas, cable, hybrid couplers, combiners, power splitters, cable taps and termination loads.  Andrew Cell-Max™ antennas are especially designed for in-building use and are omnidirectional or directional, single or multibanded to provide high reliability and low cost.  Andrew’s Radiax® coaxial cables, connectors and accessories are especially designed for in-building coverage.  Radiax® is a coaxial cable with slots in the outer conductor that allow for RF coverage in buildings and tunnels. Andrew also offers small specialty cables that meet stringent fire codes and are flexible enough to bend around corners and over walls for in-building applications.

International Activities

Andrew’s international operations represent a substantial portion of its overall operating results and asset base.  Manufacturing facilities are located in Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Mexico, Scotland, and the United States.  Many of Andrew’s plants ship manufactured goods to export markets.

During fiscal 2003, sales of products exported from the United States or manufactured abroad were $568 million or 56% of total sales compared with $436 million or 50% of total sales in fiscal 2002 and $530 million or 57% of total sales in fiscal 2001. Exports from the United States amounted to $73 million in fiscal 2003, $38 million in fiscal 2002 and $40 million in fiscal 2001.  Fiscal 2003 export sales increased due mainly to the impact of the Celiant acquisition in 2002.  Fiscal year 2003 includes a full year of Celiant’s power amplifier sales, which included significant amounts of exports from the United States.  From 1995 through 1999, Andrew’s export sales annually were approximately $100 million. The company has seen export sales decrease since 1999 due to the expansion of the company’s international manufacturing capabilities, primarily in China.

Sales and income on a country-by-country basis can vary considerably year to year.  Further information on Andrew’s international operations is contained in the “Segment and Geographic Information” note to the Consolidated Financial

Statements included on page 51 of the 2003 Annual Report to Stockholders, incorporated herein by reference.

Andrew’s international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership.  Andrew believes that the geographic dispersion of its sales and assets, as well as its political risk insurance, mitigate some of these risks.

Marketing and Distribution

Andrew’s wireless infrastructure sales organization is separated into groups that support worldwide OEM customers and regional operator customers.  Andrew currently supports major OEMs, with dedicated global account teams focused solely on each OEM.  These groups are responsible for all activity with these OEMs, including product design.  They are also responsible for the global coordination of the company’s relationship with these OEMs. The operator and local OEM sales force is organized by region, with teams divided between the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific.  These regional teams are responsible for all accounts in the region, including the local offices of the worldwide OEMs, local OEMs, operators, and distributors.  In addition, the United States has a team of salespeople focused exclusively on the major U.S. operators.

Andrew also has sales teams in three specialty markets including satellite communications, mobile antennas, and broadband cable.  These specialty market teams are global in focus, with emphasis on their specific market and products.

Andrew’s sales force is responsible for relationship management and has a broad range of knowledge of Andrew’s entire product line.  Sales teams are trained to sell all of the company’s products.  When greater product knowledge is needed, the sales teams bring in technical marketing representatives from the appropriate product groups.  The sales team and technical marketing representative then work together to satisfy customer needs.

The company has a worldwide manufacturing and distribution network.  Many of the company’s manufacturing facilities also serve as distribution centers. The company has twenty facilities that are exclusively distribution centers, located in thirteen countries around the world.  These distribution centers allow the company to quickly and efficiently meet the demands of its global and regional customers.

Major Customers

The company’s largest customers are OEMs and wireless service providers. In fiscal 2003, aggregate sales to the ten largest customers accounted for 49% of total consolidated sales compared to 48% in 2002 and 44% in 2001.  Sales to Lucent Technologies were $165.4 million or 16% of the company’s total sales in fiscal 2003, compared to $94.8 million or 11% of total sales in 2002.  In fiscal 2001, no single customer made up 10% or more of the company’s total sales.  In the fourth quarter of 2003, AT&T Wireless also accounted for more than 10% of the company’s total sales.

Manufacturing Locations

Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells.  Manufacturing facilities are located worldwide, sharing a company-wide commitment to quality and continuous improvement.  Andrew has worked to ensure that its manufacturing processes and systems are based on the quality model developed by the International Organization for Standardization (ISO), and that identical management guidelines are used at different Andrew locations to produce interchangeable products of the highest quality.  Quality assurance teams oversee design, international standards adherence, and verification and control of processes.   To date, more than forty Andrew locations have received ISO 9000 certification, the most widely recognized standard for quality management.

With the acquisition of Allen, the company is currently in the process of integrating the manufacturing processes of both companies. These integration plans include combined sourcing of components and consolidation of manufacturing facilities.

Andrew’s major manufacturing facilities are as follows:

North America:  Orland Park, Illinois is Andrew’s principal manufacturing facility in the U.S. and is also the location of corporate headquarters.  The Orland Park facility manufactures HELIAX® coaxial cable, connectors, accessories, cable assemblies, microwave transmission lines, broadcast transmission lines, base station antennas, and RADIAX® radiating cables.  Other North American facilities include Whitby, Canada (cable assemblies and government antennas), Nogales, Mexico (multiband antennas) and Reynosa, Mexico, which was opened in 2003 for the manufacture of microwave and base station antennas.  The company’s power amplifier products are supplied by third-party contract manufacturers.

With the acquisition of Allen Telecom, the company acquired the following manufacturing facilities in North America: Dallas, Texas (base station antennas), Lynchburg, Virginia (geolocation systems), and Amesbury, Massachusetts (filters).  In November 2003, the company acquired selected assets of Channel Master LLC, a designer and manufacturer of DBS (Direct Broadcast Satellite) and VSAT (Very Small Aperture Terminal) antennas and products. As part of this acquisition, the company leased a portion of Channel Master’s manufacturing facility in Smithfield, North Carolina.

Asia Pacific:  The Suzhou, China manufacturing facility manufactures and delivers Andrew products to customers in Asia.  This facility manufactures HELIAX® coaxial cable, connectors, accessories, cable assemblies, and base station antennas. In 1998, the company established a manufacturing facility in Goa, India, that manufactures HELIAX® coaxial cable and microwave antennas.  The company added a filter manufacturing facility in Shenzhen, China as part of the Allen acquisition.

Europe:  The Lochgelly, Scotland manufacturing facility provides Andrew products for the European market. This facility manufactures HELIAX® coaxial cable, elliptical waveguide, connectors, accessories, and terrestrial microwave antennas.

During 2003, the company opened a new manufacturing facility in Brno, Czech Republic that manufactures cable assemblies, terrestrial microwave and GPS antennas.  The Allen acquisition added facilities in Agrate and Capriate, Italy (filters), Buchdorf, Germany and Pardubice, Czech Republic (repeaters and other wireless innovation products), Bordeaux, France (power amplifiers) and Faenza, Italy (fiber optic and in-building coverage systems).

South America:  Andrew’s Sorocaba, Brazil facility provides Andrew products for the Latin American market.  This facility manufactures Heliax® coaxial cable, connectors, accessories, cable assemblies, elliptical waveguide, base station antennas, and terrestrial microwave products.

Raw Materials and Components

The company’s products are manufactured from both standard components and parts that are built to the company’s specifications by other manufacturers. The company uses various raw materials such as copper, aluminum and plastics in the manufacture of its products.  Copper, which is used to manufacture coaxial cable, represents a significant portion of the company’s costs and, as a result, the company is exposed to fluctuations in the price of copper.  In order to reduce this exposure, the company has negotiated copper purchase contracts with various suppliers to purchase most of its forecasted copper requirements for fiscal year 2004.  At September 30, 2003, the company had contracts to purchase 38.2 million pounds of copper for $29.5 million.  Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

Some of the company’s products include specialized components manufactured by suppliers. Andrew is dependent upon a sole supplier for certain key components for its power amplifier operations. If this source is not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact the company’s results of operations until another qualified supplier is found.  The company believes that its supply contracts and this supplier’s contingency plans mitigate some of this risk.

Research and Development

Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills.  Research and development activities are undertaken for new product development and for product and manufacturing process improvement.  In fiscal 2003, 2002 and 2001, Andrew spent $84.2 million, $58.0 million and $39.9 million, respectively, on research and development activities.  A substantial amount of the 2002 and 2003 activities was focused on power amplifiers.

Intellectual Property and Intangible Assets

As of September 30, 2003, the company had $93.1 million of intangible assets, net of accumulated amortization, made up of patents, technology, supply agreements and various other intangible assets that the company has acquired through acquisitions. Almost all of these intangible assets relate to patents, patent applications and related technology acquired from Celiant and Allen Telecom.   Andrew’s internally developed intangible assets, such as patents, are not recorded on the balance sheet.  Andrew holds approximately 761 active patents, expiring at various times between 2003 and 2023.  Andrew attempts to obtain patent protection for significant developments whenever possible.  Andrew believes that, while patents and other intangible assets in aggregate are valuable to the company’s business, the company is not materially dependent on any one individual patent or intangible asset.

Competition

The company believes that it is the leading global supplier of communications products and systems to the wireless subsystem infrastructure market.  The company has the ability to provide total customer solutions, including virtually all components of a wireless base station that are outsourced by OEMs and wireless service providers.  This allows the company to better meet the performance and cost efficiency requirements of its customers who benefit from the availability of one-stop shopping for all of their wireless infrastructure needs.  The company also believes that it differentiates itself by offering superior product quality, service and continual technological enhancement.  While the company believes that few of its competitors can match its complete product offering, the company faces several strong competitors that compete with a significant portion of the company’s total product offering. In addition, there are a number of small independent companies that compete with portions of the company’s product lines.

Representative competitors in the company’s five primary product groups are as follows:

Product Group	Representative Competitors

Antennas	Kathrein, RFS, EMS Technologies and LGP/Allgon

Base Station Subsystems	Powerwave, Remec, RFS, LGP/Allgon and Filtronic

Cable Products	RFS, NK, Huber + Suhner, Eupen, CommScope and Amphenol

Network Solutions	True Position, Qualcomm, Agilent Technologies and Comarco

Wireless Innovations	LGP/Allgon, LGC Wireless and RFS

Backlog and Seasonality

The company’s backlog of orders believed to be firm and due to ship within the next year and beyond was $327.3 million and $195.3 million in 2003 and 2002, respectively.  Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, the company can experience wide quarterly fluctuations in sales and income.  These variations are expected to continue in the future.  Consequently, it is more meaningful to focus on annual rather than interim results.

Environment

Andrew is committed to demonstrating the highest standard of global environmental management and achieving environmental best practices.  Six locations have been awarded certifications for ISO 14001, an international standard for environmental management systems.  The company is committed to the continual improvement of its environmental management system and practices, including resource conservation and pollution prevention. Andrew engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such laws and regulations does not currently have a significant effect on the company’s capital expenditures, earnings, or competitive position.  In addition, the company has no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on its financial condition.

Employees

At September 30, 2003, Andrew had 7,228 employees, 2,671 of whom were located in the United States.  Of these 7,228 employees, 1,017 employees were temporary workers, 182 of whom were located in the United States. None of Andrew’s employees are subject to collective bargaining agreements.  As a matter of policy, Andrew seeks to maintain good relations with employees at all locations.

Regulation

Although Andrew is not directly regulated by any governmental agency in the United States, most of its customers and the telecommunications industry, in general, are subject to regulation by the Federal Communications Commission (FCC).  The FCC controls the granting of operating licenses, allocation of transmission frequencies and the performance characteristics of certain products.  This regulation has not adversely affected Andrew’s operations.  Outside of the United States, where many of Andrew’s customers are government owned and operated entities, changes in government economic policy and communications regulation have affected, in the past and may be expected to affect in the future, the volume of Andrew’s non-U.S. business.  However, historically these regulations have not been detrimental to Andrew’s non-U.S. operations taken as a whole.

Certain of the company’s wireless communications products must conform to a variety of domestic, foreign and international regulatory specifications established to, among other things, maintain public safety, avoid interference among users of radio frequencies and permit interconnection of equipment.  Regulatory bodies worldwide have adopted and are adopting or revising standards for wireless communications products, which standards may change from time to time.  The emergence or evolution of regulations and industry standards for wireless products, through official standards committees or widespread use by operators, could require the company to modify its products.

Andrew’s business depends on the availability of radio frequencies to service providers for use in the operation of two-way wireless communications systems.  Radio frequencies are subject to extensive regulation under the laws of the United States, foreign laws and international treaties.  Each country has different regulations and regulatory processes for wireless communications equipment and uses of radio frequencies.  The regulatory environment in which the company’s customers operate is subject to significant change, the results and timing of which are uncertain.  The process of establishing new regulations for wireless frequencies and allocating such frequencies to service providers is complex and lengthy.  For example, in many countries, it may take several years before 3G wireless communications will be available to the public because of the need to: (i) determine what frequencies to use for the service; (ii) clear the necessary spectrum of its current users, if necessary; (iii) establish regulations for this new wireless service; (iv) auction the spectrum or otherwise determine the frequency licensees; and (v) build out the necessary infrastructure.  Andrew’s customers and potential customers may not be able to obtain spectrum licenses for their planned uses of the company’s equipment.  Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies for such uses in a timely manner could deter potential customers from ordering the company’s products and seriously harm the company’s business.

Unlike calls placed from landline telephones in the U.S., calls for emergency assistance from wireless phones are not currently traceable to specific locations in many cases.  In response to this public safety issue, the FCC issued a series of orders requiring that service providers implement a system to locate callers.  Operators must choose between satisfying the FCC’s requirements under a handset-based approach or a network-based approach or petition the FCC for a waiver allowing an extension to implement a hybrid or different approach.  Implementation deadlines vary depending on the waivers and consent decrees granted by the FCC and whether the operator is choosing a network-based or a handset-based approach. Operators who have elected a network-based approach have petitioned the FCC for individual implementation deadlines that extend until February 2005.  Additionally, for wireless service providers who choose network-based solutions, the rules specify responsibilities for coverage areas once the local public E-911 service has requested this service.  Operators electing a handset-based approach are required to have a 95% penetration of all handsets with geolocation capability by December 31, 2005.  Some smaller service providers are seeking waivers and/or delays in the FCC’s implementation of these requirements.  Andrew offers a network-based system for locating wireless phone users making E-911 calls.  The company’s sales of this product will be affected by any changes in the FCC’s E-911 rollout or other requirements, by the decisions of service providers to use network-based, handset-based or other E-911 systems, and the timing of requests made by local public E-911 services.

Government Contracts

Andrew performs work for the United States Government primarily under fixed-price prime contracts and subcontracts.  Under fixed-price contracts, Andrew realizes any benefit or detriment occasioned by lower or higher costs of performance.  Total direct and indirect sales to agencies of the United States Government were $18.2 million in 2003, $15.4 million in 2002, and $9.8 million in 2001.  These contracts are typically less than 12 months in duration.

Available Information

The SEC maintains an internet site, www.sec.gov, through which you may access the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports.  In addition, the company makes these reports available free of charge on the company’s Internet website, www.andrew.com.

Andrew maintains a corporate governance page on the company’s website.  This website includes, among other items, the Andrew Corporation Operating Principles for the Board of Directors, charters of each committee of the Board, the Andrew Code of Conduct and information regarding the company’s Whistleblower Policy.  The corporate governance information can be found at www.andrew.com

Item 2.  Properties

Andrew’s primary facilities are manufacturing and distribution centers, of which there are approximately forty locations worldwide.  Additionally, the company maintains over sixty sales, engineering, and operating offices worldwide.  Andrew’s corporate headquarters are located at the facility in Orland Park, Illinois.  All properties are in good condition and are suitable for the purposes for which they are used.  With the acquisition of Allen Telecom, the company is currently in the process of integrating the business processes and consolidating manufacturing and distribution facilities of both companies.  The following table shows the company’s significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet

Orland Park, Illinois	Owned	590,000
Dallas, Texas (2)	Leased	262,000
Addison, Illinois (1)	Leased	201,000
Richardson, Texas	Owned	100,000
Warren, New Jersey	Leased	93,000
Amesbury, Massachusetts (2)	Leased	78,000
Lynchburg, Virginia (2)	Owned	75,000
Burlington, Iowa (1)	Owned	70,000
Ashburn, Virginia (2)	Leased	67,400
U.S. subtotal		1,536,400

Suzhou, China	Owned	268,000
Lochgelly, Scotland	Owned/Leased	190,000
Brno, Czech Republic	Leased	176,000
Shenzhen, China (2)	Leased	171,000
Sorocaba, Brazil	Owned	158,000
Reynosa, Mexico (3)	Owned/Leased	147,300
Reynosa, Mexico (2)	Owned	57,000
Campbellfield, Australia	Owned	115,000
Buchdorf, Germany (2)	Owned	108,700
Whitby, Canada	Owned	101,000
Capriate, Italy (2)	Leased	75,000
Goa, India	Leased	68,000
Nogales, Mexico	Leased	66,000
Agrate, Brianza, Italy (2)	Leased	64,000
Non-U.S. subtotal		1,765,000

TOTAL		3,301,400

(1)     The company plans to offer for sale and/or vacate these locations in fiscal year 2004 as part of the company’s restructuring and integration plans.

(2)     These facilities were acquired or leased as a result of the acquisition of Allen in July 2003.

(3)     An additional facility of approximately 160,000 square feet is currently being constructed adjacent to the original facility in Reynosa.

Andrew owns approximately 400 acres of land.  Generally the company’s manufacturing and distribution facilities are located on this land.  Of this total, approximately 200 acres are unimproved, including 98 acres in Ashburn, Canada, used for operations of the Whitby, Canada facility.

Item 3.  Legal Proceedings

On December 11, 2001, a lawsuit was filed against Allen in the United States District Court for the District of Delaware by a competitor, TruePosition, Inc., and its subsidiary, KSI, Inc.  In their original complaint, the plaintiffs alleged that Allen, through its Grayson Wireless division, infringed three patents in connection with Allen’s GEOMETRIX wireless geolocation business.  On July 16, 2002, the plaintiffs amended their complaint to include four additional patents in the lawsuit.  In Allen’s answer to the original complaint, filed on January 18, 2002, and to the amended complaint, filed on July 30, 2002, it has denied all of the plaintiffs’ allegations and asserted a patent infringement counterclaim of one of Allen’s patents and asserted antitrust and business tort counterclaims based on plaintiffs’ bad faith initiation of the present litigation.  Allen and plaintiffs have agreed to withdraw claims of infringement with respect to three of plaintiffs’ seven patents in suit and Allen’s patent in suit.  The lawsuit relates to all of the geolocation products of Andrew’s Allen subsidiary, which products have accounted for approximately $221.7 million of Allen’s total sales since their introduction and approximately $167.9 million of Allen’s total sales for the fiscal year ended September 30, 2003.  Plaintiffs are seeking damages for lost profits, price erosion and royalties due to Allen’s alleged infringement and have requested that such damages be trebled as a result of alleged willful infringement by Allen.  The company believes that plaintiffs have suffered no damages.  Plaintiffs are also seeking to enjoin Allen’s alleged infringement.  A trial date of April 13, 2004 has been set.  Andrew believes that Allen has meritorious defenses against the claims asserted by the plaintiffs, and the company intends to vigorously defend the lawsuit.  There can be no assurance, however, that Andrew will ultimately prevail in this action. Whether Andrew ultimately wins or loses, litigation could be time-consuming and costly and injure the company’s reputation.  If the plaintiffs prevail in this action, Andrew may be required to pay a substantial judgment and/or negotiate royalty or license agreements with respect to the patents at issue, and may not be able to enter into such agreements on acceptable terms.  Any limitation on the company’s ability to provide a service or product could cause the company to lose revenue-generating opportunities and require Andrew to incur additional expenses, either of which could have a material adverse effect on the company’s business.  Andrew may also be required to indemnify its customers for any expenses or liabilities resulting from the claimed infringements.  These potential costs and expenses, as well as the need to pay any damages awarded in favor of the plaintiffs, which may be material in amount, could increase Andrew’s selling, general and administrative expenses, reduce the company’s income and adversely affect the company’s liquidity.

On December 12, 2003, Antel Holding, Ltd. (Antel) a subsidiary of Group Menetap, Ltd., filed a Notice of Arbitration and Statement of Claim with the American Arbitration Association. The claim relates to the purchase by Antel of the company’s interest in certain Russian ventures pursuant to a Share Purchase and Sale Agreement dated November 5, 2001.  The Statement of Claim asserts that the company breached warranties and representations in connection with the sale and that Antel was thereby damaged in an amount to be proven up to the indemnification limit of $40 million. The company believes that the Claim is without merit and intends to defend the matter vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The company held a special meeting of stockholders on July 15, 2003.

(c) The following proposals were approved by a vote of stockholders at this meeting:

1.

Proposal to approve the issuance of shares of Andrew common stock and Andrew Series A 7.75% Convertible Preferred Stock in connection with the merger of Allen Telecom Inc. with and into Adirondacks, LLC, a wholly owned subsidiary of Andrew, as contemplated by the Agreement and Plan of Merger among Andrew, Adirondacks and Allen.  This proposal was approved by a vote of

71,414,581 shares for, 1,982,955 shares against and 632,194 shares withheld.

2.

Proposal to amend the certificate of incorporation of Andrew Corporation to authorize the creation of a Series A 7.75% Convertible Preferred Stock.  This proposal was approved by a vote of 71,164,150 shares for, 2,210,374 shares against and 655,206 shares withheld.

3.

Proposal to amend the certificate of incorporation of Andrew Corporation to increase the maximum size of the Andrew board of directors from 11 to 13.  This proposal was approved by a vote of 70,676,336 shares for, 2,704,732 shares against and 648,662 shares withheld.

4.

Proposal to approve adjournments or postponements of the Andrew special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the Andrew special meeting to approve the above proposals.  This proposal was approved by a vote of 53,587,582 shares for, 19,308,840 shares against and 1,132,458 shares withheld.

Additional Item - Corporate Officers of the Registrant

Information concerning this item is incorporated herein by reference to the 2003 Annual Report to Stockholders, pages 70 through 71, and filed herein as Exhibit 13.

PART II

Item 5-Market for the Registrant’s Common Stock and Related Stockholder Matters

Andrew’s common stock is traded on the National NASDAQ Market and the Chicago Stock Exchange, under the symbol ANDW.

Andrew had 4,214 holders of common stock of record at December 12, 2003.

Information concerning the company’s stock price during the years ended September 30, 2003 and 2002 is incorporated herein by reference from Andrew’s 2003 Annual Report to Stockholders, page 52.  All prices represent high and low daily closing prices as reported by NASDAQ.

It is the present practice of Andrew’s Board of Directors to retain earnings in the business to finance the company’s operations and investments, and the company does not anticipate payment of cash dividends on common stock in the foreseeable future.

Long-term debt agreements include restrictive covenants that, among other things, restrict dividend payments.  At September 30, 2003, $643 million of retained earnings was not restricted from use for such payments.

The company issued $240.0 million of ten-year, 3.25% convertible notes in the fourth quarter of 2003. The company received net proceeds of $233.1 million after issuance costs of $6.9 million. The company used $49.6 million of these net proceeds to repurchase 5.0 million shares of the company’s common stock. The company used an additional $10.0 million of net proceeds to repay outstanding short-term indebtedness. The company intends to use the balance of the net proceeds to fund working capital, capital expenditures and other general corporate purposes, including the possible repurchase of additional common stock. Pending the use of such net proceeds, the company intends to invest these funds in investment-grade interest bearing securities.

Item 6-Selected Financial Data

Selected financial data for the last eleven fiscal years is incorporated herein by reference to the 2003 Annual Report to Stockholders, pages 54 and 55.

Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information concerning this item is incorporated herein by reference from the 2003 Annual Report to Stockholders, pages 17 through 26.

Item 7a-Quantitative and Qualitative Disclosures about Market Risks

Andrew is exposed to market risk from changes in interest rates, foreign exchange rates and commodities as follows:

Interest Rate Risk The company had $319.1 million in debt outstanding at September 30, 2003 in the form of lines of credit and debt agreements at both fixed and variable rates.  The company is exposed to interest rate risk primarily through its variable rate debt, which totaled $5.3 million or 1.7% of the company’s total debt. A 100 basis point increase in interest rates would not have a material effect on the company’s financial position, results of operations or cash flows.  Andrew currently does not use derivative instruments to manage its interest rate risk.

Foreign Currency Risk  The company’s international operations represent a substantial portion of its overall operating results and asset base. In many cases, the company’s products are produced at manufacturing facilities in foreign countries to support sales in those markets. During fiscal year 2003, sales of products exported from the United States or manufactured abroad were 56% of total sales. The company’s identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies.  The company primarily manages its foreign currency risk by making use of naturally offsetting positions that include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuation.  These instruments held by the company are not leveraged and are not held for trading or speculative purposes.

Commodity Risk  The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals.  As a result, the company is exposed to fluctuations in the price of copper.  In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase almost all of its forecasted copper requirements for fiscal year 2004. At September 30, 2003 the company had contracts to purchase 38.2 million pounds of copper for $29.5 million.

Item 8-Financial Statements and Supplementary Data

The Consolidated Financial Statements of the company, Notes to Consolidated Financial Statements, Selected Quarterly Financial Information, and the report thereon of the independent auditors, are incorporated herein by reference to the 2003 Annual Report to Stockholders, pages 27 through 53.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A-Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2003 the company’s management, including its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the fiscal year ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10-Directors and Executive Officers of the Registrant

Information concerning Andrew’s directors is incorporated herein by reference from the company’s 2003 Proxy Statement under the caption “Election of Directors.”

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the company’s 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning Andrew’s executive officers can be found in Part I of this Annual Report on Form 10-K under the caption “Additional Item - Corporate Officers of the Registrant.”

Information concerning Andrew’s Code of Ethics is incorporated herein by reference from the company’s 2003 Proxy Statement under the caption “Corporate Governance Policies and Practices.”

Item 11-Executive Compensation

Information concerning management and director compensation is incorporated herein by reference from the company’s 2003 Proxy Statement under the captions “Director Compensation” and “Executive Compensation.”

Item 12-Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the company’s 2003 Proxy Statement under the caption “Ownership of Andrew Common Stock.”

Information concerning related stockholder matters is incorporated herein by reference from the company’s 2003 Proxy Statement under the caption “Equity Compensation Plan Information.”

Item 13-Certain Relationships and Related Transactions

None

PART IV

Item l4- Principal Accountant Fees and Services

Information concerning fees and services of the company’s principal accountant is incorporated herein by reference from the company’s 2003 Proxy Statement under the caption “Appointment of Independent Auditors.”

Item l5-Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Andrew Corporation and subsidiaries included in the 2003 Annual Report to Stockholders are incorporated by reference from the 2003 Annual Report to Stockholders into Item 8 above:

Consolidated Statements of Operations years ended September 30, 2003, 2002 and 2001	page 27

Consolidated Balance Sheets September 30, 2003 and 2002	page 28-29

Consolidated Statements of Cash Flows years ended September 30, 2003, 2002 and 2001	page 30

Consolidated Statements of Stockholders’ Equity years ended September 30, 2003, 2002 and 2001	page 31

Notes to Consolidated Financial Statements	page 32

Selected Quarterly Financial Information (Unaudited)	page 52

Report of Independent Auditors	page 53

(a)(2) Financial Statement Schedule

Column A	Column B	Column C				Column D		Column E
		Additions				Deductions		Balance at end of of period
	Balance at beginning of period	Charged to costs & expenses	Balance acquired from Allen Telecom	Charged to other accounts

Year Ended September 30, 2003

Allowance for doubtful accounts	6,516	3,473	2,597	423	(1)	(2,347	)(2)	10,662
Inventory reserves	11,919	1,747	32,688	—		(2,823	)(3)	43,531
Deferred tax assets valuation allowance	2,678	9,491	6,520	—		(2,633	)(4)	16,056

Year Ended September 30, 2002

Allowance for doubtful accounts	4,053	4,434	—	1,741	(1)	(3,712	)(2)	6,516
Inventory reserves	12,741	5,182	—	—		(6,004	)(3)	11,919
Deferred tax assets valuation allowance	—	2,678	—	—		—		2,678

Year Ended September 30, 2001

Allowance for doubtful accounts	2,913	3,192	—	228	(1)	(2,280	)(2)	4,053
Inventory reserves	10,366	6,435	—	—		(4,060	)(3)	12,741

(1)          Collection of accounts receivable charged against allowance

(2)          Accounts receivable charged to allowance

(3)          Inventory disposals

(4)          Deferred tax assets utilized

(a)(3) Exhibit Index:

Exhibit No.	Description	Reference

3.1	Restated Certificate of Incorporation	Filed as Exhibit 4.1 to Form S-8 filed on July 22, 2003 and incorporated herein by reference. (SEC File No. 333-107243)

3.2	By-Laws of Registrant	Filed as Exhibit 3.1(ii) to Form 10-K for fiscal year ended September 30, 1994 and incorporated herein by reference. (SEC File No. 000-09514)

4.1	Note Agreement dated September 1, 1990	Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.2	First Amendment to Note Agreement dated September 1, 1990	Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.3	Note Assumption and Exchange Agreement dated as of July 15, 2003	Filed as Exhibit 4.3 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 33-110014)

4.4	Stockholder Rights Agreement Dated November 14, 1996	Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

4.5	Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.	Filed as Exhibit 4.1 to Form S-3 dated August 19, 2002 and incorporated herein by reference.

4.6	Indenture, dated as of August 8, 2003, between the Registrant and BNY Midwest Trust Company, as Trustee	Filed as Exhibit 4.6 to Form S-3 dated October 28, 2003 and incorporated herein by by reference (SEC File No. 333-110014)

4.7	Form of 3 1/4% Convertible Subordinated Note due 2013 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	Filed as Exhibit 4.7 to Form S-3 dated October 28, 2003 and incorporated herein by reference (SEC File No. 333-110014)

4.8

Registration Rights Agreement, dated as of August 8, 2003, among the Registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Citigroup Global Markets Inc.,as representatives of the Initial Purchasers

Filed as Exhibit 4.8 to Form S-3 dated October 28, 2003 and incorporated herein by reference (SEC File No. 333-110014)

Exhibit No.	Description	Reference

10.1*	Executive Severance Benefit Plan Agreement with Floyd L. English	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

10.2*	Executive Severance Benefit Plan Agreement with Charles R. Nicholas	Filed as Exhibit 10(a) to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

10.3*	Executive Severance Benefit Plan Agreement with John B. Scott	Filed as Exhibit 10(a)a to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)

10.4*	Executive Severance Benefit Plan Agreement with Robert J. Hudzik	Filed as Exhibit 10(a)c to Form 10-Q for fiscal quarter ended December 31, 1997 and incorporated herein by reference. (SEC File No. 000-09514)

10.5*	Executive Severance Benefit Plan Agreement with John E. DeSana	Filed as Exhibit 10(a)c(iii) to Form 10-Q for quarter ended December 31, 1998 and incorporated herein by reference.

10.6*	Executive Severance Benefit Plan Agreement with Gregory F. Maruszak	Filed as Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.

10.7*	Management Incentive Plan Dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)

10.8*	Non-employee Directors’ Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference.

10.9	Guaranty dated as of April 11, 1996	Filed as Exhibit 10(d)d to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

10.10	Replacement Note dated as of April 8, 1996	Filed as Exhibit 10(d)e to Form 10-Q for fiscal quarter ended June 30, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

Exhibit No.	Description	Reference

10.11	Credit Agreement dated as of March 17, 2000	Filed as Exhibit 10 to Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference.

10.12	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.

10.13	Amended and Restated Employee Retirement Benefit Restoration Plan	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference.

10.14*	Management Incentive Program, Dated November 18, 1999	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference.

10.15+	Supply Agreement dated as of April 3, 2003 between Lucent Technologies Inc. and Celiant Corporation.	Filed as Exhibit 99.1 to Form 8-K file on April 9, 2003 and incorporated herein by reference. (SEC File No 001-14617)

10.16*	Allen Telecom Inc. Employee Before-Tax Savings Plan	Filed as Exhibit 4.4 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.17*	Allen Telecom Inc. Amended and Restated 1992 Stock Plan	Filed as Exhibit 4.5 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.18*	Allen Telecom Inc. Amended and Restated 1994 Non-Employee Director Stock Plan	Filed as Exhibit 4.6 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

Exhibit No.	Description	Reference

10.19*	Executive Severance Benefit Plan Agreement with Ralph E. Faison	Filed as Exhibit 10.19 herein

10.20*	Executive Severance Benefit Plan Agreement with Marty R. Kittrell	Filed as Exhibit 10.20 herein

10.21*	Executive Severance Benefit Plan Agreement with Karen Quinn-Quintin	Filed as Exhibit 10.21 herein

10.22*	Executive Severance Benefit Plan Agreement with J.C. Huang	Filed as Exhibit 10.22 herein

10.23*	Executive Severance Benefit Plan Agreement with Paul R. Cox	Filed as Exhibit 10.23 herein

10.24	First amendment to amended and restated credit agreement Dated June 30, 2003	Filed as Exhibit 10.24 herein

10.25	Second amendment to amended and restated credit agreement dated August 4, 2003	Filed as Exhibit 10.25 herein

12	Statement regarding ratio of earnings/(loss) to fixed charges	Filed as Exhibit 12 herein

13	2003 Annual Report to Stockholders	Pages 17 through 55 and pages 70 through 71 of the 2003 Annual Report to Stockholders, which are expressly incorporated herein by reference.

21	List of Significant Subsidiaries	Filed as Exhibit 21 herein

23	Consent of Independent Auditors	Filed as Exhibit 23 herein

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.1 herein

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.2 herein

32	Section 1350 Certification	Filed as Exhibit 32 herein

*Indicates compensatory plan

+Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.

(b) Reports on Form 8-K

On August 6, 2003, the company filed under Items 5 and 7 of Form 8-K. The Form 8-K contained a press release announcing an agreement to sell convertible subordinated notes.

On August 5, 2003, the company filed under Items 5 and 7 of Form 8-K. The Form 8-K contained two press releases.  The first press release announced the Company’s proposed sale of convertible subordinated notes. The second press release announced the Company’s additional share repurchase program.

On August 4, 2003, the company filed under Item 7 of Form 8-K/A. The Form 8-K/A replaced the Item 7 information contained in the Form 8-K filed July 17, 2003 and contained certain unaudited condensed consolidated pro forma financial information of the Company reflecting the Allen acquisition.

On July 31, 2003, the company furnished a report under Items 12 and 7 of Form 8-K. The 8-K contained a press release regarding financial results for both Andrew’s and Allen Telecom, Inc.’s June 2003, as well as a transcript of the conference call presentation that followed the press release.

On July 21, 2003, the company filed under Items 5 and 7 of Form 8-K.  The 8-K contained two press releases.  The first press release announced that Andrew’s Vice Chairman and Chief Financial Officer, Charles R. Nicholas, will succeed Dr. Floyd L. English as Chairman of the Andrew Board upon Dr. English’s retirement after the annual meeting in February 2004. In addition this press release announced the appointment of Philip Wm. Colburn and Robert G. Paul to Andrew’s Board of Directors. The second press release announced that Andrew’s Board of Directors has elected Marty R. Kittrell as Andrew’s new Chief Financial Officer effective October 1, 2003.

On July 17, 2003, the Company filed under Items 2 and 7 of Form 8-K.  The 8-K contained a press release announcing that the Company had completed its merger with Allen Telecom Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2003.

Andrew Corporation

By	/s/ Ralph E. Faison
Ralph E. Faison
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/	Ralph E. Faison	/s/	Marty R. Kittrell
		Ralph E. Faison		Marty R. Kittrell
		President and Chief		Chief Financial Officer
		Executive Officer		(Principal Financial Officer)
(Principal Executive Officer)

	/s/	Mark A. Olson	/s/	Floyd L. English
		Mark A. Olson		Floyd L. English
		Vice President, Corporate		Chairman
Controller and Chief Accounting
Officer
(Principal Accounting Officer)

	/s/	Charles R. Nicholas	/s/	John G. Bollinger
		Charles R. Nicholas		John G. Bollinger
		Vice Chairman		Director

	/s/	Philip W. Colburn	/s/	Thomas A. Donahoe
		Philip W. Colburn		Thomas A. Donahoe
		Director		Director

	/s/	Jere D. Fluno	/s/	William O. Hunt
		Jere D.Fluno		William O. Hunt
		Director		Director

	/s/	Robert G. Paul	/s/	Gerald A. Poch
		Robert G. Paul		Gerald A. Poch
		Director		Director

	/s/	Glen O. Toney	/s/	Dennis L. Whipple
		Glen O. Toney		Dennis L. Whipple
		Director		Director

EXHIBIT INDEX

Item Number	Description

10.19	Executive Severance Benefit Plan Agreement with Ralph E. Faison

10.20	Executive Severance Benefit Plan Agreement with Marty R. Kittrell

10.21	Executive Severance Benefit Plan Agreement with Karen Quinn-Quintin

10.22	Executive Severance Benefit Plan Agreement with J.C. Huang

10.23	Executive Severance Benefit Plan Agreement with Paul R. Cox

10.24	First amendment to amended and restated credit agreement dated June 30, 2003

10.25	Second amendment to amended and restated credit agreement dated August 4, 2003

12	Ratio of earnings to fixed charges

13	2003 Annual Report to Stockholders, pages 17 through 55 and pages 70 through 71

21	List of Significant Subsidiaries

23	Consent of Independent Auditors

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification