Form 10-Q
period 2003-12-31
ANDREW CORP
filed 2004-02-13
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark-One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

Common Stock, $.01 Par Value – 158,814,288 shares as of February 11, 2004

INDEX

ANDREW CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

ANDREW CORPORATION CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31 2003	September 30 2003
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$220,116	$286,269
Accounts receivable, less allowances (Dec. 2003 - $11,472; Sept. 2003 - $10,662)	379,495	326,282
Inventories	284,190	247,750
Other current assets	36,457	29,131
Total Current Assets	920,258	889,432

Other Assets
Goodwill	828,295	821,398
Intangible assets, less amortization	90,814	93,086
Other assets	54,526	50,398
Property, Plant, and Equipment
Land and land improvements	23,671	20,926
Buildings	126,004	116,038
Equipment	480,749	469,296
Allowance for depreciation	(401,639)	(387,341)
	228,785	218,919

TOTAL ASSETS	$2,122,678	$2,073,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$247	$284
Accounts payable	166,432	124,646
Accrued expenses and other liabilities	74,965	58,893
Compensation and related expenses	42,806	52,255
Restructuring	15,070	20,414
Current portion of long-term debt	14,236	17,466
Total Current Liabilities	313,756	273,958

Deferred liabilities	60,559	73,941
Long-term debt, less current portion	294,222	301,364

STOCKHOLDERS’ EQUITY
Redeemable convertible preferred stock (par value, $50 a share: 160,814 shares outstanding at Dec. 31, 2003 and 183,720 shares outstanding at Sept. 30, 2003)	8,041	9,186
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 160,900,657 shares issued at Dec. 31, 2003 and Sept. 30, 2003, including treasury)	1,609	1,609
Additional paid-in capital	648,119	649,667
Accumulated other comprehensive income (loss)	13,616	(14,115)
Retained earnings	809,240	805,435
Treasury stock, at cost (2,493,662 shares at Dec. 31, 2003; 2,608,290 shares at Sept. 30, 2003)	(26,484)	(27,812)
	1,454,141	1,423,970
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,122,678	$2,073,233

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended December 31
	2003	2002

Sales	$410,771	$254,526
Cost of products sold	306,702	183,313
Gross Profit	104,069	71,213

Operating Expenses
Research and development	25,623	19,899
Sales and administrative	52,493	36,814
Intangible amortization	9,421	3,682
Restructuring	694	79
	88,231	60,474

Operating Income	15,838	10,739

Other
Interest expense	3,887	1,060
Interest income	(749)	(323)
Loss on sale of Broadcast assets	4,511	—
Other expense	1,850	520
	9,499	1,257
Income from Continuing Operations Before Income Taxes	6,339	9,482

Income Taxes	2,219	2,845
Income from Continuing Operations	4,120	6,637

Loss from Discontinued Operations, net of tax benefit	—	570

Net Income	4,120	6,067

Preferred Stock Dividends	315	—

Net Income Available to Common Shareholders	$3,805	$6,067

Basic and Diluted Income per Share from Continuing Operations	$0.02	$0.07
Basic and Diluted Net Income per Share	$0.02	$0.06

Average Shares Outstanding
Basic	158,345	98,285
Diluted	158,642	98,288

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31
	2003	2002

Cash Flows from Operations
Net Income	$4,120	$6,067

Adjustments to Net Income
Depreciation	15,219	12,711
Amortization	9,421	3,682
Other	(90)	(97)
Restructuring and Discontinued Operations
Restructuring costs	(6,281)	(2,153)
Discontinued operations, net of taxes	—	3,067
Change in Operating Assets / Liabilities
Accounts receivable	(38,863)	5,069
Inventories	(26,646)	(6,375)
Other assets	(4,638)	6,721
Accounts payable and other liabilities	32,092	(16,037)
Net Cash (Used for) From Operations	(15,666)	12,655

Investing Activities
Capital expenditures	(19,573)	(9,432)
Acquisition of businesses, net of cash acquired	(23,227)	(114)
Investments	(6,500)	—
Proceeds from sale of businesses and investments	3,000	3,508
Proceeds from sale of property, plant and equipment	549	388
Net Cash Used for Investing Activities	(45,751)	(5,650)

Financing Activities
Long-term debt payments, net	(11,691)	(4,350)
Notes payable payments, net	(174)	(19,526)
Preferred stock dividends	(315)	—
Payments to acquire treasury stock	(2,472)	—
Stock purchase and option plans	636	56
Net Cash Used for Financing Activities	(14,016)	(23,820)

Effect of exchange rate changes on cash	9,280	3,368

Decrease for the Period	(66,153)	(13,447)
Cash and Equivalents at Beginning of Period	286,269	84,871
Cash and Equivalents at End of Period	$220,116	$71,424

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2003.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except  per share amounts):

	Three Months Ended December 31
	2003	2002
BASIC EARNINGS PER SHARE

Income from continuing operations	$4,120	$6,637
Preferred stock dividends	315	—
Income from continuing operations available to common shareholders	3,805	6,637

Average basic shares outstanding	158,345	98,285
Basic income from continuing operations per share	$0.02	$0.07

Net income	$4,120	$6,067
Preferred stock dividends	315	—
Net income available to common shareholders	3,805	6,067

Average basic shares outstanding	158,345	98,285
Basic net income per share	$0.02	$0.06

DILUTED EARNINGS PER SHARE
Income from continuing operations	$4,120	$6,637
Preferred stock dividends	315	—
Income from continuing operations available to common shareholders	3,805	6,637

Average basic shares outstanding	158,345	98,285
Effect of dilutive securities: stock options	297	3
Average diluted shares outstanding	158,642	98,288
Diluted income from continuing operations per share	$0.02	$0.07

Net income	$4,120	$6,067
Preferred stock dividends	315	—
Net income available to common shareholders	3,805	6,067

Average basic shares outstanding	158,345	98,285
Effect of dilutive securities: stock options	297	3
Average diluted shares outstanding	158,642	98,288
Diluted net income per share	$0.02	$0.06

The company had 160,814 shares of convertible preferred stock outstanding at December 31, 2003, which can potentially be converted into 1,853,542 shares of common stock.  These shares were not included in the computation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported earnings per share.

Options to purchase 5,330,272 shares of common stock, at exercise prices ranging from $12.32 - $38.17 per share, were not included in the computation of diluted earnings per share calculations for December 31, 2003 because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 6,547,991 shares of common stock, at prices ranging from $9.36 - $38.17 per share, were not included in the computation of diluted earnings per share calculations for December 31, 2002 because the options’ exercise prices were greater than the average market price of the common shares.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s stock.  These shares were not included in the computation of diluted earnings per share   because the conversion price of these notes was greater than the market price of the company’s common shares for the three months ending December 31, 2003.

NOTE 3.  INVENTORIES

Inventories consisted of the following at December 31, 2003 and September 30, 2003, net of reserves:

Dollars in thousands	December 31 2003	September 30 2003

Raw materials	$131,373	$112,130
Work in process	50,046	44,513
Finished goods	102,771	91,107
Net Inventory	$284,190	$247,750

NOTE 4.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments and other items included in Accumulated Other Comprehensive Income, a component of stockholders equity, as comprehensive income.  For the three months ended December 31, 2003 and 2002, other comprehensive income is made up primarily of net income available to common shareholders and foreign currency translation adjustments. Comprehensive income for the three months ended December 31, 2003 and 2002 amounted to $31.5 million and $16.3 million, respectively.

NOTE 5.  RECENTLY ISSUED ACCOUNTING POLICIES

In December 2003, the Financial Accounting Standards Board (FASB) issued revised SFAS  No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  SFAS 132(R) revises employers’ required disclosures for pension plans and other postretirement benefit plans.  SFAS 132(R) disclosure requirements will be effective for the company starting with the quarter ending March 31, 2003.  SFAS 132(R) will only impact disclosure requirements and will not impact the company’s results of operations.

On December 8, 2003, the Medical Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  This Act introduces a prescription drug benefit under Medicare (Medicare part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company has not yet determined what the impact of this Act will be on the company’s accumulated postretirement benefit obligation (APBO) and the company’s net postretirement benefit costs.  However, the company does not believe this Act will have a material impact the company’s results of operations.

NOTE 6.  ADOPTION OF NEW ACCOUNTING POLICIES

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002.  The company’s current restructuring plan, initiated in September 2002, is being accounted for under the previously existing accounting principles for restructuring, primarily Emerging Issues Task Force Issue 94-3.  The company accrued pre-tax charges of $44.0 million when the company’s management approved the current restructuring plan.  If the company had accounted for this restructuring plan under SFAS No. 146, certain costs included in this $44.0 million, such as employee termination benefits of $12.3 million and lease and contract cancellation costs of $10.3 million, would have been recognized over the restructuring period as incurred and not accrued for when the company’s management approved these plans.

NOTE 7.  RESTRUCTURING

In September 2002, the company initiated a plan to restructure its operations.  The company has recorded  $44.0 million of pre-tax charges for inventory provisions, employee termination costs, equipment and other asset provisions, and lease and contract cancellation costs.  During fiscal year 2003, the company closed several manufacturing and engineering facilities and consolidated its operations into fewer, more efficient facilities.  The company has also relocated certain manufacturing operations to new facilities in Mexico and the Czech Republic. The company started operations at these new facilities in the third quarter of 2003 and plans to finish the transition of manufacturing activities to these facilities by end of fiscal year 2004.

As part of the Allen Telecom acquisition, the company accrued $29.9 million of integration costs, comprised of a $16.2 million provision for inventory and fixed assets and $13.7 million for employee termination, lease cancellation and other costs accrued as additional restructuring reserves.  In the first quarter of 2004, the company recorded an additional $7.5 million of integration costs that were accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom.  This $7.5 million was comprised of a $4.0 million provision for inventory and fixed assets and $3.5 million for employee termination, lease cancellation and other costs accrued as additional restructuring reserves.

Under these restructuring plans, in the first quarter of 2004, the company paid  $3.2 million of severance to 322 employees and incurred an additional $5.7 million of lease cancellation and other costs.   The cash costs incurred in the first quarter of 2004 were $6.3 million.  The total number of employees terminated as part of these plans was 1,237 and it is anticipated that approximately 290 additional employees will be terminated before these plans are completed.

Restructuring costs for the relocation of fixed assets under the initial restructuring plan are being expensed as incurred and are included in operating expenses.  These costs were $0.7 million and $0.1 million in first quarter of 2004 and 2003, respectively.

A summary of the restructuring reserve activity is provided below (in thousands):

Reserve Activity for the three months ending December 31, 2003	Reserve Balance Sept. 30, 2003	Charges To Reserve Q1 2004	Allen Integration Accrual Q1 2004	Reserve Balance Dec. 31, 2003
Severance	$11,189	$(3,178)	$2,683	$10,694
Lease cancellation and other costs	9,225	(5,677)	828	4,376
Total Reserve Balance	$20,414	$(8,855)	$3,511	$15,070

Reserve Activity for the three months ending December 31, 2002	Reserve Balance Sept. 30, 2002	Charges To Reserve Q1 2003	Reserve Balance Dec. 31, 2002
Severance	$11,877	$(1,915)	$9,962
Lease cancellation and other costs	3,452	(1,730)	1,722
Total Reserve Balance	$15,329	$(3,645)	$11,684

NOTE 8.  STOCK-BASED COMPENSATION

In fiscal year 2003, the company adopted SFAS No. 148, Accounting for Stock-Based Compensation.  The company will continue to account for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  All stock options granted by the company are granted at market price and thus no compensation expense is recorded in the company’s results of operations.  Under SFAS No. 148, the company is required to report quarterly pro forma net income and earnings per share as if the company had accounted for its stock option plans under the fair value method.  The following table shows the company’s pro forma net income and earnings per share as if the company had recorded the fair value of stock options as compensation expense.

	Three Months Ended December 31
(Dollars in thousands, except per share amounts)	2003	2002

Reported net income available to common shareholders	$3,805	$6,067

Less: Stock-based compensation, net of tax	(1,733)	(1,881)

Pro forma net income available to common shareholders	$2,072	$4,186

Reported basic and diluted net income per share	$0.02	$0.06

Pro forma basic and diluted net income per share	$0.01	$0.04

NOTE 9.  WARRANTY RESERVE

The company offers warranties on most of its products that qualify as guarantees under FASB Interpretation No. 45 and thus is required to disclose the components of its warranty reserve.  The specific terms and conditions of the warranties offered by the company vary depending upon the product sold.  The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim.  The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The company reports warranty reserves as a current liability, included in accrued expenses and other liabilities. Changes in the company’s warranty reserve during the three months ended December 31, 2003, are as follows (dollars in thousands):

	Three Months Ended December 31
	2003	2002

Warranty reserve at beginning of period	$12,470	$9,932
Accrual for warranties issued	5,872	772
Warranty settlements made	(1,903)	(533)
Warranty expirations and adjustments	910	—
Warranty reserve at end of period	$17,349	$10,171

NOTE 10.  ACQUISITION OF BUSINESSES

In the first quarter of fiscal 2004, the company made two business acquisitions.  The company acquired selected assets of Channel Master LLC, a U.S. manufacturer of high volume antenna and antenna related products for professional VSAT (Very Small Aperture Terminal), consumer DBS (Direct Broadcast Satellite) and television accessory markets. The company also purchased selected assets of Yantai Fine Cable Company, a Chinese manufacturer of products for telecommunications and broadband cable TV infrastructure markets.  The company paid a total of $23.2 million for these acquisitions. A preliminary allocation of the purchase price resulted in $3.2 million of goodwill and $6.9 million of intangible assets.   Pro forma results of operations, assuming these acquisitions occurred at the beginning of the period, were not materially different from the reported results of operations.

NOTE 11.  SALE OF ASSETS

In November 2003, the company sold selected assets from its broadcast manufacturing operations to Electronics Research. Inc. (ERI).  For these assets the company received $3.0 million in cash and $5.8 million in promissory notes.  The company recognized a $4.5 million loss on the disposal of these assets, including  $4.0 million of goodwill allocated to these assets based on fair value.

NOTE 12.  DEBT COVENANTS

Under the terms of the company’s revolving credit and loan agreements, the company has agreed to meet various requirements.  The company is in compliance with all of these requirements as of December  31, 2003.  Under the company’s amended and restated credit agreement dated December 19, 2002 the company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charges coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year.  These requirements may limit the amount of borrowing under this credit agreement.  Under the most restrictive of these requirements, the company was limited to a maximum borrowing of $160.7 million at December 31, 2003.  The company is required to report on these requirements quarterly.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the quarter ended December 31, 2003 were $410.8 million, an increase of 61% over the first quarter of fiscal year 2003, as a result of the acquisition of Allen Telecom. A weaker U.S. dollar also contributed approximately 5% of this year over year growth.   Sales increased 19% sequentially from the fourth quarter of fiscal year 2003, with increases in most of the company’s major product categories and geographic regions, due primarily to a general increase in wireless infrastructure spending.

Sales in the company’s five main product categories, Antennas, Base Station Subsystems, Cable Products, Network Solutions and Wireless Innovations, all increased significantly compared to the first quarter of 2003 due mainly to the acquisition of Allen Telecom.  Sequentially compared to the fourth quarter of 2003, Antenna product sales increased, driven by spending on coverage applications for network expansion on products such as base station antennas. Antenna product sales also increased as a result of the company’s November acquisition of Channel Master LLC, a manufacturer of satellite antennas for the VSAT and DBS markets. Base Station Subsystems grew significantly on a sequential basis, due to increased power amplifier and filter sales to OEMs to support network upgrades and expansion.  The increase in wireless infrastructure spending also resulted in growth in  Cable Product sales, both sequentially and compared to the first quarter of 2003. The company’s October acquisition of Yantai Fine Cable also moderately increased Cable Product sales. This acquisition, along with the company’s strategic investment in Andes Industries, allows the company to offer complete end-to-end solutions for the broadband cable TV market. Network Solutions was the only major product category that decreased sequentially, as anticipated. Wireless Innovations sales grew  significantly due to service providers’ increased expenditures on network coverage products, primarily repeaters.

Gross profit, as a percentage of sales was 25.3% in the first quarter of 2004, compared to 28.3% in the fourth quarter of 2003 and 28.0% in the first quarter of 2003.  The decrease in gross margin was due primarily to product mix and start-up costs associated with the company’s new facilities in Mexico and the Czech Republic.   Product mix had a negative impact on gross margin as sales of higher margin Network Solutions and Cable Products declined as a percentage of total sales.

Research and development expense was $25.6 million or 6.2% of sales, compared to $25.7 or 7.4% of sales in the fourth quarter and $19.9 million or 7.8% of sales in the first quarter of 2003.  The company has continued to invest in product development, working to develop integrated product offerings and next generation products. The company anticipates that research and development will continue to be in the range of 6% to 7% of sales.

Sales and administrative costs were $52.5 million or 12.8% of sales, compared to 13.9% and 14.5% of sales in the fourth quarter and first quarter of 2003, respectively.  On a sequential basis, sales and administrative costs increased 10% from $47.9 million in the fourth quarter of 2003. Increased sales resulted in higher selling expense, and increased operating profits drove higher compensation accruals. The company has established a goal to reduce sales and administrative costs to 10% to 11% of revenue by  fiscal year 2005. The company believes that it will be able to recognize significant savings in sales and administrative expenses once Allen Telecom’s and Andrew’s operations are fully integrated.

Intangible amortization was $9.4 million in the first quarter of 2004, compared to $8.2 million in the fourth quarter and $3.7 million in the first quarter of 2003. The increase in intangible amortization was due to intangible assets acquired from Allen Telecom in the fourth quarter of 2003. The company anticipates that intangible amortization will be approximately $38.0 million in fiscal year 2004 and will decline to approximately $20.0 million in fiscal year 2005.

Interest expense was $3.9 million, compared to $3.0 million in the fourth quarter of 2003 and $1.1 million in the first quarter of 2003. This increase was due almost entirely to interest on the company’s $240.0 million, 3.25% convertible subordinated notes that were issued in August 2003.

Other (income) expense was expense of $1.9 million compared to income of $0.2 million in the fourth quarter of 2003 and expense of  $0.5 million in the first quarter of 2003.  Other (income) expense is primarily driven by foreign exchange gains and losses. During the first quarter of 2004, the company recognized foreign exchange losses due to the impact of a weaker dollar on the net U.S. dollar-denominated assets held by the company’s foreign subsidiaries.

In the first quarter of 2004, the company recognized a $4.5 million loss on the sale of selected assets of its television broadcast business to Electronics Research Inc. (ERI).  The company received $3.0 million in cash and $5.8 million in promissory notes from this sale. Included in the $4.5 million loss is an allocation of $4.0 million of goodwill that was attributed to these broadcast assets based on fair value.

The company’s effective tax rate for the quarter was 35% compared to 30% for the first quarter of 2003. The increase in the effective tax rate is due to an increase in U.S. taxable income, primarily as a result of the Allen Telecom acquisition.

LIQUIDITY

The company has maintained its strong balance sheet and reduced its outstanding debt during the first quarter of 2004.  The company’s cash balances decreased $66.2 million to $220.1 million in the quarter.  The decrease in cash was driven primarily by working capital requirements associated with higher sales, two assets acquisitions, capital expenditures for a new facility in Mexico and a reduction in long-term debt. Working capital at December 31, 2003 was $606.5 million, down from $615.5 million at December 31, 2003. The reduction in working capital was due to the $66.2 million decrease in cash and offset by growth in receivables and inventory. Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and its ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs.

In the first quarter of 2004, the company used $15.7 million of cash for operations. This was driven by higher working capital requirements due to increased sales. The increase in sales in the quarter led to an increase in accounts receivable of $38.9 million.  The age of average billed receivables increased slightly as days sales in billed receivables (DSO) increased to 83 days from 80 days at September 30, 2003.  The increase in sales drove a $26.6 million increase in inventory and a $32.1 million increase in accounts payable and other liabilities. Netted in the $32.1 million increase in accounts payable and other liabilities is a $7.5 million payment made to the pension plan acquired from Allen Telecom. Included in cashflow used for operations is $6.3 million of employee termination costs, lease cancellation costs and other cash costs associated with the company’s restructuring and Allen Telecom integration plans.

In the first quarter of 2004, the company used $45.8 million for investing activities.  The company spent $19.6 million on capital expenditures. Approximately $9.1 million of these capital expenditures were for the company’s new facility in Reynosa, Mexico. The company received $3.0 million in cash as part of the sale of selected assets of its broadcast business to ERI. The company spent $23.2 million on two separate asset acquisitions.  In October, the company acquired the assets of Yantai Fine Cable and, in November, the company acquired assets of Channel Master LLC.  During the quarter, the company made a $6.5 million investment in Andes Industries and its principal operating subsidiary, PCT International. This investment was in the form of a convertible interest-bearing note that allows the company to convert this note into an equity interest in Andes Industries. Andes Industries is a manufacturer of high-performance optical equipment and other products for broadband cable networks.

Net cash used for financing activities during the first quarter of 2004 totaled $14.0 million.  The company reduced its total debt by $11.9 million, primarily due to principal payments on senior notes acquired from Allen Telecom. The company spent $2.5 million to repurchase 225,000 shares of its common stock. Also included in cash used for financing activities were preferred stock dividend payments of $0.3 million and cash received from option exercises of $0.6 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Item 7a of the company’s Annual Report on Form 10-K for the year ended September 30, 2003.  With the exception of copper purchase commitments there has been no material change from the end of the previous fiscal year through December 31, 2003.

The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals.  As a result, the company is exposed to fluctuations in the price of copper.  In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At September 30, 2003 the company had contracts to purchase 38.2 million pounds of copper for $29.5 million.  Based on current market conditions and forecasted copper requirements, the company increased the amount of copper under contract to 43.3 million pounds for $36.3 million at December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2003, the company’s management, including its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Subsequent to the close of the first quarter, the company reached a definitive agreement with TruePosition, Inc. to settle pending patent infringement litigation filed against Allen Telecom, Inc., on December 11, 2001, prior to the acquisition by the company in July 2003. The definitive agreement, which settles all patent infringement litigation between the parties, provides for the company to pay TruePosition $35 million in cash payments and issue warrants to purchase one million shares of common stock that have a four-year term and a $17.70 exercise price per share. The parties also agreed to cross-license geolocation-related patents and to provide the company with the opportunity to manufacture certain geolocation hardware for TruePosition through October 2006. The terms of this settlement will be accounted for as an increase to the liabilities assumed in the acquisition of Allen Telecom and should not have a material affect on future operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. Filed as Exhibit 4.1 to Form S-8 filed on July 22, 2003 and incorporated herein by reference. (SEC File No. 333-107243)

3.2	By-Laws of Registrant. Filed as Exhibit 3.2 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.1	Note Agreement dated September 1, 1990. Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.2	First Amendment to Note Agreement dated September 1, 1990. Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.3	Note Assumption and Exchange Agreement dated as of July 15, 2003. Filed as Exhibit 4.3 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.4	Stockholders Rights Agreement Dated November 14, 1996. Filed under Item 5 of Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

4.5

Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.  Filed as Exhibit 4.1 to Form S-3 dated August 19, 2002 and incorporated herein by reference. (SEC File No. 333-98333)

4.6

Indenture, dated as of August 8, 2003, between the Registrant and BNY Midwest Trust Company, as Trustee. Filed as Exhibit 4.6 to Form S-3 dated October 28, 2003 and incorporated herein by reference (SEC File No. 333-110014)

4.7

Form of 3 1/4% Convertible Subordinated Note due 2013 (included as Exhibit A to the Indenture filed as Exhibit 4.6).  Filed as Exhibit 4.7 to Form S-3 dated October 28, 2003 and incorporated herein by reference (SEC File No. 333-110014)

4.8

Registration Rights Agreement, dated as of August 8, 2003, among the Registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers.  Filed as Exhibit 4.8 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.9	Warrant to Purchase Common Stock issued on January 16, 2004. Filed on Exhibit 99.2 to Form 8-K filed on February 3, 2004 and incorporated herein by reference.

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers

(b) Reports on Form 8-K

On November 4, 2003, the company furnished under Items 12 and 7 of Form 8-K, a press release regarding the company’s financial results for its fourth quarter of fiscal year 2003, as well as a transcript of the conference call presentation that followed the press release.

On October 2, 2003, the company filed under Items 5 and 7 of Form 8-K,  an unaudited capitalization table setting forth Andrew’s capitalization as of June 30, 2003: (i) on an actual basis; (ii) on a pro forma basis as if the merger with Allen Telecom had occurred on June 30, 2003; and (iii) on a pro forma basis as if the merger with Allen Telecom and the sale of $240 million aggregate 3.25% convertible subordinated notes had occurred on June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	February 12 , 2004	By:	/s/ Marty R. Kittrell

Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)