Form 10-Q
period 2004-03-31
ANDREW CORP
filed 2004-05-13
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark-One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Common Stock, $.01 Par Value – 160,652,436 shares as of May 10, 2004

INDEX

ANDREW CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31 2004	September 30 2003
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$200,855	$286,269
Accounts receivable, less allowances (Mar. 2004 - $10,218; Sept. 2003 - $10,662)	391,912	326,282
Inventories	326,628	247,750
Other current assets	48,854	29,131
Total Current Assets	968,249	889,432

Other Assets
Goodwill	886,481	821,398
Intangible assets, less amortization	83,479	93,086
Other assets	51,429	50,398

Property, Plant, and Equipment
Land and land improvements	23,936	20,926
Buildings	124,480	116,038
Equipment	484,898	469,296
Allowance for depreciation	(401,914)	(387,341)
	231,400	218,919
TOTAL ASSETS	$2,221,038	$2,073,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	222,771	124,646
Accrued expenses and other liabilities	71,929	58,893
Compensation and related expenses	49,566	52,255
Restructuring	17,969	20,414
Notes Payable and current portion of long-term debt	13,861	17,750
Total Current Liabilities	376,096	273,958

Deferred liabilities	60,674	73,941
Long-term debt, less current portion	288,663	301,364

STOCKHOLDERS’ EQUITY
Redeemable convertible preferred stock (par value, $50 a share: 130,414 shares outstanding at March 31, 2004 and 183,720 shares outstanding at September 30, 2003)	6,521	9,186
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 160,900,657 shares issued at March 31, 2004 and September 30, 2003, including treasury)	1,609	1,609
Additional paid-in capital	664,422	649,667
Accumulated other comprehensive income (loss)	7,099	(14,115)
Retained earnings	819,452	805,435
Treasury stock, at cost (329,258 shares at March 31, 2004 and 2,608,290 shares at September 30, 2003)	(3,498)	(27,812)
	1,495,605	1,423,970
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,221,038	$2,073,233

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31

	2004	2003	2004	2003

Sales	$447,146	$201,318	$857,917	$455,844
Cost of products sold	336,492	149,601	643,194	332,914
Gross Profit	110,654	51,717	214,723	122,930

Operating Expenses
Research and development	28,459	19,665	54,082	39,564
Sales and administrative	52,654	31,314	105,147	68,128
Intangible amortization	9,851	3,683	19,272	7,365
Restructuring	2,768	126	3,462	205
	93,732	54,788	181,963	115,262

Operating Income (Loss)	16,922	(3,071)	32,760	7,668

Other
Interest expense	3,955	906	7,842	1,966
Interest income	(982)	(179)	(1,731)	(502)
Gain on real estate transactions	(1,402)	—	(1,402)	—
Loss on sale of broadcast assets	—	—	4,511	—
Other (income) expense, net	(543)	(1,410)	1,307	(890)
	1,028	(683)	10,527	574
Income (Loss) from Continuing
Operations Before Income Taxes	15,894	(2,388)	22,233	7,094

Income Taxes	5,563	(717)	7,782	2,128
Income (Loss) from Continuing Operations	10,331	(1,671)	14,451	4,966

Discontinued Operations, net of tax benefit	—	1,760	—	2,330

Net Income (Loss)	10,331	(3,431)	14,451	2,636

Preferred Stock Dividends	119	—	434	—
Net Income (Loss) Available to Common Shareholders	$10,212	$(3,431)	$14,017	$2,636

Basic and Diluted Income (Loss) per Share from Continuing Operations	$0.06	$(0.02)	$0.09	$0.05
Basic and Diluted Net Income (Loss) per Share	$0.06	$(0.03)	$0.09	$0.03

Average Shares Outstanding
Basic	158,820	98,330	158,580	98,307
Diluted	159,590	98,330	159,114	98,309

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

(Dollars in thousands)

	Six Months Ended March 31

	2004	2003

Cash Flows from Operations
Net Income	$14,451	$2,636

Adjustments to Net Income
Depreciation	31,306	25,701
Amortization	19,272	7,365
Other	(1,492)	(41)
Restructuring and Discontinued Operations
Restructuring costs	(9,404)	(5,935)
Discontinued operations, net of taxes	—	3,863
Change in Operating Assets / Liabilities
Accounts receivable	(45,304)	50,498
Inventories	(57,873)	(14,607)
Other assets	(16,312)	5,411
Accounts payable and other liabilities	84,190	(39,911)
Net Cash From Operations	18,834	34,980

Investing Activities
Capital expenditures	(39,496)	(14,619)
Acquisition of businesses, net of cash acquired	(23,227)	(114)
Settlement of pre-acquisition litigation	(29,000)	—
Investments	(6,500)	—
Proceeds from sale of businesses and investments	3,000	7,286
Proceeds from sale of property, plant and equipment	3,781	586
Net Cash Used for Investing Activities	(91,442)	(6,861)

Financing Activities
Long-term debt payments, net	(17,808)	(4,472)
Notes payable payments, net	(185)	(33,690)
Preferred stock dividends	(434)	—
Payments to acquire treasury stock	(2,472)	—
Stock purchase and option plans	1,738	111
Net Cash Used for Financing Activities	(19,161)	(38,051)

Effect of exchange rate changes on cash	6,355	4,135

Change for the Period	(85,414)	(5,797)
Cash and Equivalents at Beginning of Period	286,269	84,871
Cash and Equivalents at End of Period	$200,855	$79,074

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2003.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31

BASIC EARNINGS (LOSS) PER SHARE	2004	2003	2004	2003
Income (Loss) from continuing operations	$10,331	$(1,671)	$14,451	$4,966
Preferred stock dividends	119	—	434	—
Income (Loss) from continuing operations available to common shareholders	10,212	(1,671)	14,017	4,966

Average basic shares outstanding	158,820	98,330	158,580	98,307
Basic income (loss) from continuing operations per share	$0.06	$(0.02)	$0.09	$0.05

Net income (loss)	$10,331	$(3,431)	$14,451	$2,636
Preferred stock dividends	119	—	434	—
Net income (loss) available to common shareholders	10,212	(3,431)	14,017	2,636

Average basic shares outstanding	158,820	98,330	158,580	98,307
Basic net income (loss) per share	$0.06	$(0.03)	$0.09	$0.03

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$10,331	$(1,671)	$14,451	$4,966
Preferred stock dividends	119	—	434	—
Income (Loss) from continuing operations available to common shareholders	10,212	(1,671)	14,017	4,966

Average basic shares outstanding	158,820	98,330	158,580	98,307
Effect of dilutive securities: stock options	770	—	534	2
Average diluted shares outstanding	159,590	98,330	159,114	98,309
Diluted income (loss) from continuing operations per share	$0.06	$(0.02)	$0.09	$0.05

Net income (loss)	$10,331	$(3,431)	$14,451	$2,636
	119	—	434	—
Net income (loss) available to common shareholders	10,212	(3,431)	14,017	2,636

Average basic shares outstanding	158,820	98,330	158,580	98,307
Effect of dilutive securities: stock options	770	—	534	2
Average diluted shares outstanding	159,590	98,330	159,114	98,309
Diluted net income (loss) per share	$0.06	$(0.03)	$0.09	$0.03

The company had 130,414 shares of convertible preferred stock outstanding at March 31, 2004, which are convertible into 1,503,152 shares of common stock.  These shares were not included in the computation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported earnings per share.

The company’s convertible subordinated notes are under certain circumstances convertible into 17,531,568 shares of the company’s common stock.  These shares were not included in the computation of diluted earnings per share because the market price of the company’s common shares did not exceed the conversion price for the required number of days. These notes are convertible if the closing price of the company’s common stock exceeds 120% of the conversion price of $13.69 for 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  In addition, excluding the interest expense on the convertible subordinated notes and including the 17,531,568 shares would have increased reported earnings per share.

Options to purchase 5,627,136 shares of common stock, at exercise prices ranging from $17.11 - $38.17 per share, were not included in the computation of diluted earnings per share for March 31, 2004 because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 6,445,727 shares of common stock, at prices ranging from $9.36 - $38.17 per share, were not included in the computation of diluted earnings per share for March 31, 2003 because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 3.  INVENTORIES

Inventories consisted of the following at March 31, 2004 and September 30, 2003, net of reserves:

Dollars in thousands	March 31 2004	September 30 2003

Raw materials	$151,985	$112,130
Work in process	56,158	44,513
Finished goods	118,485	91,107
Inventories	$326,628	$247,750

NOTE 4.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments and other items included in Accumulated Other Comprehensive Income, a component of stockholders equity, as comprehensive income.  For the six months ended March 31, 2004 and 2003, other comprehensive income is made up primarily of net income available to common shareholders and foreign currency translation adjustments.  Comprehensive income for the six months ended March 31, 2004 and 2003 amounted to $35.2 million and $14.8 million, respectively.  Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 amounted to $3.7 million and ($1.5 million), respectively.

NOTE 5.  ADOPTION OF NEW ACCOUNTING POLICIES

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002.  The company’s current restructuring plan, initiated in September 2002, is being accounted for under the previously existing accounting principles for restructuring, primarily Emerging Issues Task Force Issue 94-3.  The company accrued pre-tax charges of $44.0 million, in fiscal years 2002 and 2003, when the company’s management approved the current restructuring plan.  If the company had accounted for this restructuring plan under SFAS No. 146, certain costs included in this $44.0 million, such as employee termination benefits of $12.3 million and lease and contract cancellation costs of $10.3 million, would have been recognized over the restructuring period as incurred and not accrued for when the company’s management approved these plans.

In December 2003, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  SFAS 132(R) revises employers’ required disclosures for pension plans and other postretirement benefit plans.  SFAS 132(R) disclosure requirements became effective for the company starting with the quarter ending March 31, 2004.  SFAS 132(R) only impacts disclosure requirements (see Note 13) and did not impact the company’s results of operations.

NOTE 6.  RESTRUCTURING

At March 31, 2004, the company has a restructuring reserve of  $18.0 million for its restructuring plans and the Allen Telecom acquisition integration plan.

The company initiated a restructuring plan in 2002 and has accrued $44.0 million of pre-tax charges for inventory provisions, employee termination costs, asset provisions, and lease and contract cancellation costs in 2002 and 2003.  As part of this plan the company has consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic.  In the second quarter of 2004, the company accrued an additional $1.0 million of pre-tax restructuring charges comprised of a $0.5 million provision for fixed asset disposals and a $0.5 million for additional lease cancellation costs.  Due to changes in estimates for severance and lease termination costs, the restructuring reserve was increased by $1.2 million and reserves established under this plan in 2002 for inventory disposals were reduced by $1.2 million. The company originally estimated that 1,000 employees would receive severance benefits under this plan, and to date has paid severance benefits to approximately 1,100 employees.

In 2003, as part of the Allen Telecom acquisition, the company accrued an initial estimate of $29.9 million of integration reserves, comprised of a $16.2 million provision for inventory and fixed assets and $13.7 million for employee termination, lease cancellation and other costs. During the first six months of 2004, the company has adjusted this initial estimate and recorded an additional $9.6 million of integration reserves comprised of a $2.9 million provision for inventory and fixed assets and $6.7 million for employee termination, lease cancellation and other costs.  This $9.6 million increase in estimated integration costs was accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom.

Under these plans, the company paid $0.8 million of severance to 30 employees in the second quarter of 2004, and $4.0 million of severance to 351 employees in the first six months of 2004. The total number of employees terminated as part of these plans was 1,270 and it is anticipated that approximately 270 additional employees will be terminated before these plans are completed.

The company paid $1.2 million of lease cancellation and other costs in the second quarter of 2004 and $6.9 million for the first six months of 2004. Cash payments, net of cash received on the sale of assets and inventory under these plans, were $3.1 million in the second quarter and $9.4 million for the first six months of 2004.

A summary of the restructuring reserve activity is provided below (in thousands):

Reserve Activity for the six Months ending March 31, 2004	Reserve Balance Sept. 30, 2003	2004 Accrual	Reserve Adjustments	Charges for Six months ended Mar. 31, 2004	Reserve Balance Mar. 31, 2004
Severance	$11,189	$3,851	$2,067	$(3,969)	$13,138
Lease cancellation and other costs	9,225	3,365	(820)	(6,939)	4,831
Total Reserve Balance	$20,414	$7,216	$1,247	$(10,908)	$17,969

Reserve Activity for the six months ending March 31, 2003	Reserve Balance Sept. 30, 2002	Charges for Six months ended Mar. 31, 2003	Reserve Balance Mar. 31, 2003
Severance	$11,877	$(6,148)	$5,729
Lease cancellation and other costs	3,452	(2,440)	1,012
Total Reserve Balance	$15,329	$(8,588)	$6,741

NOTE 7.  STOCK-BASED COMPENSATION

The company accounts for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  All stock options granted by the company are granted at market price and thus no compensation expense is recorded in the company’s results of operations.  Under SFAS No. 148, Accounting for Stock-Based Compensation, the company is required to report quarterly pro forma net income and earnings per share as if the company had accounted for its stock option plans under the fair value method.  The following table shows the company’s pro forma net income (loss) and earnings (loss) per share as if the company had recorded the fair value of stock options as compensation expense.

	Three Months Ended March 31		Six Months Ended March 31

(Dollars in thousands, except per share amounts)	2004	2003	2004	2003

Reported net income (loss) available to common shareholders	$10,212	$(3,431)	$14,017	$2,636

Less: Stock-based compensation, net of tax	(1,878)	(1,744)	(3,611)	(3,626)

Pro forma net income (loss) available to common shareholders	$8,334	$(5,175)	$10,406	$(990)

Reported basic and diluted net income (loss) per share	$0.06	$(0.03)	$0.09	$0.03

Pro forma basic and diluted net income (loss) per share	$0.05	$(0.05)	$0.07	$(0.01)

NOTE 8.  WARRANTY RESERVE

The company offers warranties on most of its products that qualify as guarantees under FASB Interpretation No. 45 and thus is required to disclose the components of its warranty reserve.  The specific terms and conditions of the warranties offered by the company vary depending upon the product sold.  The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time product revenue is recognized.  Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim.  The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The company reports warranty reserves as a current liability, included in accrued expenses and other liabilities. Changes in the company’s warranty reserve during the three and six month periods ended March 31, 2004 and 2003, are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(dollars in thousands):	2004	2003	2004	2003
Warranty reserve at beginning of period	$17,349	$10,171	$12,470	$9,932
Accrual for warranties issued	3,210	637	9,082	1,409
Warranty settlements made	(2,439)	(957)	(4,342)	(1,490)
Warranty adjustments	161	—	1,071	—
Warranty reserve at end of period	$18,281	$9,851	$18,281	$9,851

NOTE 9.  ACQUISITION OF BUSINESSES

In the first quarter of fiscal 2004, the company made two business acquisitions.  The company acquired selected assets of Channel Master LLC, a U.S. manufacturer of high volume antenna and antenna related products for the consumer Direct Broadcast Satellite market. The company also purchased selected assets of Yantai Fine Cable Company, a Chinese manufacturer of products for telecommunications and broadband cable TV infrastructure markets.  The company paid a total of $23.2 million for these acquisitions. A preliminary allocation of the purchase price resulted in $2.3 million of goodwill and $7.4 million of intangible assets.

On March 31, 2004, the company acquired selected assets of MTS Wireless Components LLC, a supplier of cable accessories and steel components which support the installation of wireless systems including antenna mounts and other equipment support solutions.  Total purchase consideration was $28.1 million, consisting primarily of 1,650,000 shares of common stock, valued at $16.88 per share. A preliminary allocation of the purchase price resulted in $12.7 million of goodwill and $1.4 million of intangible assets.  Pro forma results of operations, assuming these acquisition occurred at the beginning of the period, were not materially different from the reported results of operations.

NOTE 10.  SALE OF ASSETS

In November 2003, the company sold selected assets from its broadcast manufacturing operations to Electronics Research. Inc. (ERI).  For these assets the company received $3.0 million in cash and $5.8 million in promissory notes.  The company recognized a $4.5 million loss on the disposal of these assets, including  $4.0 million of goodwill allocated to these assets based on fair value.

NOTE 11. TRUEPOSTION SETTLEMENT

During the second quarter of 2004, the company reached a definitive agreement with TruePosition, Inc. to settle patent infringement litigation filed against Allen Telecom, Inc., prior to the acquisition of Allen by the company. As part of this settlement the company paid  $29.0 million in cash and has agreed to pay an additional $6 million over the next three years, with a present value of $5.6 million.  In addition, the company issued warrants to purchase one million shares of the company’s common stock that have a four-year term and a $17.70 exercise price per share.  These warrants were valued at $8.5 million. The settlement was accounted for as an increase to the liabilities assumed in the acquisition of Allen Telecom, resulting in a $43.1 million increase in goodwill. The company and TruePostion agreed to cross-license geolocation-related patents.  This agreement also gives the company the opportunity to provide certain geolocation products to TruePosition through October 2006.

NOTE 12.  DEBT COVENANTS

Under the terms of the company’s $170.0 million revolving credit facility, the company has agreed to meet various quarterly requirements.  The company was in compliance with all of these requirements as of March 31, 2004. The company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charges coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year.  These requirements may limit the amount of borrowing under this credit agreement.  Under the most restrictive of these requirements, the company was limited to a maximum borrowing of $117.1 million at March 31, 2004.

NOTE 13.  DEFINED BENEFIT PLANS

The company has two defined benefit plans.  Approximately 600 current and former employees of the company’s United Kingdom subsidiary, Andrew Ltd., participate in a defined benefit plan.  With the acquisition of Allen Telecom the company assumed the Allen noncontributory defined benefit plan that covers approximately 1,760 current and former employees.  This plan was frozen after the completion of the Allen acquisition.

The components of net periodic benefit costs for these plans for the three and six month periods ended March 31, 2004 and 2003, are as follows:

	Three months ended March 31		Six months ended March 31

Dollars in Thousands	2004	2003	2004	2003
Service costs	$1,716	$294	$2,358	$588
Interest costs	1,489	714	2,875	1,426
Return on plan assets	(1,232)	(491)	(2,427)	(982)
Amortization of unrecognized prior service costs	61	10	72	22
Amortization of net loss	294	253	571	506
Net periodic benefit cost	$2,328	$780	$3,449	$1,560

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second quarter sales were $447.1 million, up 122% from $201.3 million in the year ago quarter and up 9% from $410.8 million in the first quarter. This increase in sales was primarily due to increased demand and the acquisition of Allen Telecom in the fourth quarter of fiscal 2003. Andrew’s sales momentum remained strong and improved sequentially throughout the second quarter, despite what is normally the company’s weakest quarter. Andrew benefited from overall growth in wireless infrastructure investment as operators focus once again on quality of service, improving capacity and technology upgrades. Sales grew in most of the company’s major geographic regions and product groups. As a result of increased sales, net income was $10.2 million or $0.06 per share, compared to a net loss of $3.4 million or $0.03 per share in the year ago quarter and up from net income of $3.8 million or $0.02 per share in the first quarter.

The table below shows Andrew’s sales by major geographic regions.

	Q2 FY 04	Q1 FY 04	Increase
Americas	$253.7	$228.9	11%
Europe/ Middle East / Africa	133.2	124.1	7%
Asia Pacific	60.2	57.8	4%
Total	$447.1	$410.8	9%

Due to the impact of the fourth quarter 2003 acquisition of Allen Telecom, the company believes that it is more meaningful to discuss sequential quarter trends.  Sales in the Americas were up 11% sequentially due to higher sales in Latin America, new product sales in the broadband satellite market and an increase in geolocation product sales.  Sales in Europe, Middle East and Africa were up 7% sequentially due to continued network expansion to support increased demand.  The increase in Europe was also driven by technology upgrades and movement toward EDGE,WCDMA and UMTS networks.  The Asia Pacific region was up 4% sequentially, driven by CDMA and GSM network build-outs in India.  Compared to 2003, second quarter sales increased 122% and year to date sales through March increased 88%.  These increases were due to both the Allen Telecom acquisition and strong growth in the wireless infrastructure market.  The company has seen substantial growth, compared to fiscal year 2003, in all major geographic regions, even excluding the impact of the Allen Telecom acquisition.

The company saw strong sequential product growth in most major product groups.  Base Station Subsytems increased significantly, driven by sales to OEMs to support network upgrades and expansion. Antenna Product sales increased significantly driven by coverage applications for network expansion and new products introduced into the broadband satellite market.  Network Solutions sales increased due to continued deployments of geolocation systems.  Cable Products and Wireless Innovations both decreased sequentially, but were higher than what the company had forecasted and significantly higher than last year’s second quarter. Compared to 2003, all of the company’s product groups increased for both the second quarter and for the first six months of 2004, even excluding the impact of the Allen Telecom acquisition.

In the second quarter of 2004, the company’s gross margin was 24.7% compared to 25.3% in the first quarter.  The sequential decrease in the gross margin percentage was primarily due to start up costs associated with the company’s two new manufacturing facilities in Reynosa, Mexico and Brno, Czech Republic and manufacturing variances related to a significant increase in unit volume for new broadband satellite products.  On a year to date basis gross margin was 25.0% in 2004, compared to 27.0% in 2003.  This decrease in gross margin percentage was due to the change in product mix as a result of the Allen Telecom acquisition, the impact of continued but moderating pricing pressure and start up costs associated with the company’s two new manufacturing facilities.

Research and development expenses were $28.5 million or 6.4% of sales, compared to $25.6 million or 6.2% of sales in the prior quarter and $19.7 million or 9.8% of sales in the second quarter of 2003.  Research and development expenses increased from the first quarter due primarily to higher levels of spending to support the introduction of new products for in-building coverage and Base Station Subsystems.  On a year to date basis, research and development expenses increased to $54.1 million compared to $39.6 million in 2003, due primarily to the Allen acquisition.

Sales and administrative expenses were $52.7 million or 11.8% of sales for the second quarter, compared to $52.5 million or 12.8% of sales in the prior quarter and $31.3 million or 15.6% of sales in the year ago quarter.  Sales and administrative expenses declined as a percentage of sales, due to higher sales and the benefits from our on-going cost savings and merger integration programs.  On a year to date basis, sales and administrative expenses were $105.1 million or 12.3% of sales in 2004, compared to $68.1 million or 14.9% of sales for the first six months of 2003.  As a result of the Allen Telecom acquisition, sales and administrative expenses increased in total, but were significantly lower as a percentage of sales due to higher sales volumes and synergies created by the Allen acquisition.

Intangible amortization was $9.9 million in the second quarter, compared to $9.4 million in the prior quarter and $3.7 million in the second quarter of 2003.  The sequential increase in intangible amortization expense was related to the acquisition of Channel Master and Yantai Fine Cable in the first quarter of 2004. On a year to date basis, intangible amortization increased to $19.3 million in 2004, from $7.4 million in 2003. This increase was due almost entirely to intangible assets acquired from Allen Telecom.

Interest expense was $4.0 million in the second quarter, compared to $3.9 million in the first quarter and $0.9 million in the second quarter of 2003.  On a year to date basis, interest expense was $7.8 million in 2004, compared to $2.0 million in 2003. The increase in interest expense was due to the convertible notes issued in August 2003 and the senior notes acquired from Allen Telecom. Interest income increased both in the quarter and on a year to date basis, due to higher cash and short-term investment balances.

In the second quarter of 2004, the company recognized a net gain of $1.4 million on several real estate transactions, principally due to the sale of a facility in Australia.  In the first quarter of 2004, Andrew recognized a $4.5 million loss on the sale of selected broadcast assets to Electronics Research Inc. (ERI).  Included in this loss is an allocation of $4.0 million of goodwill that was attributed to the fair value these assets. (see Note 10 of the Notes to Consolidated Financial Statements).

Other (income) expense was income of $0.5 million in the second quarter of 2004, compared to income of $1.4 million in the second quarter of 2003, and on a year to date basis was expense of $1.3 million in 2004 and income of $0.9 million in 2003.  Other (income) expense is mainly driven by foreign exchange gains and losses.  In 2004, foreign exchange gains and losses were mostly due to fluctuations in the Euro.

The company’s effective tax rate for 2004 was 35% compared to 30% in 2003.  The increase in the effective tax rate is due to an increase in U.S. taxable income, primarily as a result of the Allen Telecom acquisition.

Included in the first six months of 2003 is a loss for discontinued operations of $2.3 million, due to losses from the company’s wireless accessory and equipment shelter businesses that were discontinued in 2003.

LIQUIDITY

The company has maintained its strong balance sheet and reduced its outstanding debt by $18.0 million during the first six months of 2004.  Cash and cash equivalents were  $200.9 million at March 31, 2004, compared to $220.1 million at December 31, 2003 and $286.3 million at September 30, 2003. Cash and cash equivalents declined due to working capital requirements associated with higher sales and due to the $29.0 million payment for the settlement of the TruePostion patent infringement litigation. Working capital was $592.2 million at March 31, 2004, down 3.8% from $615.5 million at September 30, 2003, due to a decrease in cash and offset by an increase in other working capital items.

On April 27, 2004, the company filed a universal S-3 shelf registration statement that, when declared effective, will allow the company to publicly issue up to $750.0 million of debt or equity.  This shelf registration gives the company the flexibility to take advantage of strategic initiatives and other favorable long-term opportunities that will build shareholder value.  The company has a  $170.0 revolving credit facility that at March 31, 2004 had no outstanding borrowing and allowed the company to borrow up to $117.1 million (see Note 12 of the Notes to Consolidated Financial Statements).  Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and its ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs.

In the first six months of 2004, the company generated $18.8 million of cash from operations.  Cash flow from operations was due to net income of $14.4 million, non-cash charges for depreciation, amortization and gains on asset sales totaling $49.1 million, cash restructuring costs of $9.4 million and a net change in operating assets and liabilities that resulted in a $35.3 million decrease in cash flow.  Increased sales resulted in an increase in accounts receivable reducing cash flow by $45.3 million.  Days sales in billed receivables (DSO) decreased to 77 days at March 31, 2004 compared to 83 days at December 31, 2003 and 80 days at September 30, 2003. The decrease in DSO was the result of higher sales in the Americas.  The company has increased inventory levels to meet the significant increase in demand resulting in a $57.9 million year to date decrease in cash flow.  The increase in inventory resulted in higher accounts payable balances, which increased year to date cash flow by  $84.2 million.  Netted in the increase in accounts payable and other liabilities is a $7.5 million payment made in the first quarter to the pension plan acquired from Allen Telecom.

In the first six months of 2004, the company spent $91.4 million for investing activities, including $39.5 million of capital expenditures. These expenditures included investments in the company’s new facilities in Reynosa, Mexico and Brno, Czech Republic and investments associated with the Allen integration and SAP implementations.  In the second quarter the company paid $29.0 million to settle patent infringement litigation with TruePosition Inc. as part of litigation brought against Allen Telecom prior to the acquisition by the company (see Note 11 of the Notes to Consolidated Financial Statements).  In the first quarter, the company spent $23.2 million on two asset acquisitions, acquiring selected assets of Yantai Fine Cable and Channel Master LLC (see Note 9 of the Notes to Consolidated Financial Statements).

In the first quarter, the company made a $6.5 million investment in Andes Industries, a manufacturer of high-performance optical equipment and other products for broadband cable networks. This investment was in the form of a convertible interest-bearing note that allows the company to convert this note into an equity interest in Andes Industries.  Also, the company received $3.0 million in cash as part of the sale of selected assets of its broadcast business to ERI (see Note 10 of the Notes to Consolidated Financial Statements). The company received $3.8 million from the sale of various other assets, mainly in connection with the sale of a facility in Australia.

The company used net cash of $19.2 million for financing activities during the first six months of 2004, primarily due to an $18.0 million reduction in debt, $2.5 million used to repurchase 225,000 shares of common stock and $1.7 million received from the exercise of stock options.  The company reduced its long-term debt by $17.8 million primarily due to principal payments on senior notes and the pay down of debt held by the company’s Italian subsidiary.

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

While Andrew Corporation’s management is optimistic about the company’s long-term prospects, one should consider the risks and uncertainties in evaluating its growth outlook.  Factors that may cause actual results to differ from expected results include the company’s ability to integrate acquisitions and to realize the synergies and cost savings anticipated from these transactions, the effects of competitive products and pricing, economic and political conditions that may impact customers’ ability to fund purchases of our products and services, the company’s ability to achieve the costs savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end use demands for wireless communication services, the loss of one or more significant customers and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Item 7a of the company’s Annual Report on Form 10-K for the year ended September 30, 2003.  With the exception of copper purchase commitments there has been no material change from the end of the previous fiscal year through March 31, 2004.

The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals.  As a result, the company is exposed to fluctuations in the price of copper.  In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At September 30, 2003 the company had contracts to purchase 38.2 million pounds of copper for $29.5 million.  Based on current market conditions and forecasted copper requirements, the company increased the amount of copper under contract to 46.4 million pounds for $42.8 million at March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2004, the company’s management, including its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares.  As of March 31, 2004 the company has repurchased approximately 17.0 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management.  Included in the 17.0 million shares repurchased are 225,000 shares repurchased in the first quarter of 2004 for $2.5 million.  No shares were repurchased during the second quarter of 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The company’s Annual Meeting of Stockholders was held on February 10, 2004.

(b)         Items submitted to a vote

1.               Election of Directors

Nominee	For	Against	Broker/Non-Votes	Withheld
J. Bollinger	136,173,767	0	0	7,278,303
P. Colburn	134,127,162	0	0	9,324,908
T. Donahoe	137,872,939	0	0	5,579,131
R. Faison	137,453,032	0	0	5,999,038
J. Fluno	136,316,107	0	0	7,135,963
W. Hunt	138,269,958	0	0	5,182,112
C. Nicholas	137,530,815	0	0	5,921,255
R. Paul	137,070,371	0	0	6,381,699
G. Poch	136,458,739	0	0	6,993,331
G. Toney	138,589,697	0	0	4,862,373
D. Whipple	140,014,936	0	0	3,437,134

2.               The proposal to increase the number of shares of common stock available for issuance under the Andrew Employee Stock Purchase Plan from 1,771,875 to 3,471,875 was approved by a vote of 116,691,315 shares for, 2,250,771shares against, and 2,310,279 shares withheld and 22,199,705 broker non-votes.

3.               The ratification of the appointment of Ernst & Young to serve as independent public auditors for fiscal year 2004 was approved by a vote of 139,728,177 shares for, 3,113,685 shares against, and 610,207 shares withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

10.1	Settlement agreement, by and among TruePostion Inc., KSI Inc., Allen Telecom LLC, and Andrew Corporation

10.2	Warrant to Purchase Common Stock issued on January 16, 2004, filed as Exhibit 99.2 to Form 8-K, filed on February 3, 2004 and incorporated herein by reference.

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers

(b) Reports on Form 8-K

On February 3, 2004, the company furnished, under Items 5 and 7 of Form 8-K, a press release announcing that a definitive agreement had been reached with TruePosition, Inc. that settles pending patent infringement litigation filed against Allen Telecom Inc. on December 11, 2001, as well as a copy of the warrant agreement that is part of the settlement.

On February 3, 2004, the company furnished, under Items 7 and 12 of Form 8-K, a press release regarding financial results for the quarter ended December 31, 2003, as well as a transcript of the conference call presentation that followed the press release.

On January 9, 2004, the company furnished, under items 7 and 12 of Form 8-K, a press release announcing that results for the first quarter of fiscal 2004 are estimated to exceed previously provided guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 12 , 2004	By:	/s/	Marty R. Kittrell

Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)