Form 10-Q
period 2004-06-30
ANDREW CORP
filed 2004-08-13
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark-One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Common Stock, $.01 Par Value – 160,798,891 shares as of August 10, 2004

INDEX

ANDREW CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30 2004	September 30 2003
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$164,753	$286,269
Accounts receivable, less allowances (Jun. 2004 - $10,570; Sept. 2003 – $10,662)	428,305	326,282
Inventories	366,701	247,750
Other current assets	43,664	29,131
Total Current Assets	1,003,423	889,432

Other Assets
Goodwill	892,404	821,398
Intangible assets, less amortization	73,808	93,086
Other assets	42,651	50,398

Property, Plant and Equipment
Land and land improvements	22,435	20,926
Buildings	122,706	116,038
Equipment	493,713	469,296
Allowance for depreciation	(411,370)	(387,341)
	227,484	218,919
TOTAL ASSETS	$2,239,770	$2,073,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$221,792	$124,646
Accrued expenses and other liabilities	74,403	58,893
Compensation and related expenses	60,265	52,255
Restructuring	11,574	20,414
Notes payable and current portion of long-term debt	14,180	17,750
Total Current Liabilities	382,214	273,958

Deferred liabilities	59,652	73,941
Long-term debt, less current portion	288,731	301,364

STOCKHOLDERS’ EQUITY
Redeemable convertible preferred stock (par value, $50 per share: 130,414 shares outstanding at June 30, 2004 and 183,720 shares outstanding at September 30, 2003)	6,521	9,186
Common stock (par value, $.01 per share: 400,000,000 shares authorized: 160,900,657 shares issued at June 30, 2004 and September 30, 2003, including treasury)	1,609	1,609
Additional paid-in capital	665,033	649,667
Accumulated other comprehensive income (loss)	1,444	(14,115)
Retained earnings	837,144	805,435
Cost of common stock in treasury (242,546 shares at June 30, 2004 and 2,608,290 shares at September 30, 2003)	(2,578)	(27,812)
	1,509,173	1,423,970
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,239,770	$2,073,233

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003

Sales	$492,998	$213,721	$1,350,915	$669,565
Cost of products sold	365,309	159,091	1,008,503	492,005
Gross Profit	127,689	54,630	342,412	177,560

Operating Expenses
Research and development	29,295	18,921	83,377	58,485
Sales and administrative	56,889	32,815	162,036	100,943
Intangible amortization	9,583	3,662	28,855	11,027
Restructuring	719	472	4,181	677
	96,486	55,870	278,449	171,132

Operating Income (Loss)	31,203	(1,240)	63,963	6,428

Other
Interest expense	3,533	682	11,375	2,648
Interest income	(628)	(249)	(2,359)	(751)
Gain on real estate transactions	—	(9,357)	(1,402)	(9,398)
Loss on sale of broadcast assets	—	—	4,511	—
Other expense (income), net	885	(362)	2,192	(1,211)
	3,790	(9,286)	14,317	(8,712)
Income from Continuing Operations Before Income Taxes	27,413	8,046	49,646	15,140

Income taxes	9,595	(371)	17,377	1,757
Income from Continuing Operations	17,818	8,417	32,269	13,383

Discontinued Operations, net of tax benefit	—	788	—	3,118

Net Income	17,818	7,629	32,269	10,265

Preferred Stock Dividends	126	—	560	—

Net Income Available to Common Shareholders	$17,692	$7,629	$31,709	$10,265

Basic and Diluted Income per Share from Continuing Operations	$0.11	$0.09	$0.20	$0.14
Basic and Diluted Net Income per Share	$0.11	$0.08	$0.20	$0.10

Average Shares Outstanding
Basic	160,655	98,330	159,272	98,315
Diluted	180,703	98,330	159,965	98,316

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30
	2004	2003

Cash Flows from Operations
Net Income	$32,269	$10,265

Adjustments to Net Income
Depreciation	48,169	39,319
Amortization	28,855	11,027
Other	(1,535)	(9,398)
Restructuring and Discontinued Operations
Restructuring costs	(16,848)	(9,649)
Discontinued operations, net of taxes	—	4,354
Change in Operating Assets / Liabilities
Accounts receivable	(84,330)	40,523
Inventories	(94,425)	(10,170)
Other assets	(10,278)	13,450
Accounts payable and other liabilities	98,228	(35,987)
Net Cash From Operations	105	53,734

Investing Activities
Capital expenditures	(57,675)	(22,004)
Acquisition of businesses, net of cash acquired	(23,227)	(114)
Settlement of pre-acquisition litigation	(29,000)	—
Investments	(6,500)	—
Proceeds from sale of businesses and investments	3,000	7,286
Proceeds from sale of property, plant and equipment	4,578	10,246
Net Cash Used for Investing Activities	(108,824)	(4,586)

Financing Activities
Long-term debt payments, net	(17,775)	(6,462)
Notes payable proceeds (payments), net	254	(56,190)
Preferred stock dividends	(560)	—
Payments to acquire treasury stock	(2,472)	—
Stock purchase and option plans	2,901	111
Net Cash Used for Financing Activities	(17,652)	(62,541)

Effect of exchange rate changes on cash	4,855	6,823

Decrease in Cash and Equivalents for the Period	(121,516)	(6,570)
Cash and Equivalents at Beginning of Period	286,269	84,871
Cash and Equivalents at End of Period	$164,753	$78,301

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation

S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2003.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

BASIC EARNINGS PER SHARE	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003

Income from continuing operations	$17,818	$8,417	$32,269	$13,383
Preferred stock dividends	126	—	560	—
Income from continuing operations available to common shareholders	$17,692	$8,417	$31,709	$13,383

Average basic shares outstanding	160,655	98,330	159,272	98,315

Basic income from continuing operations per share	$0.11	$0.09	$0.20	$0.14

Net income	$17,818	$7,629	$32,269	$10,265
Preferred stock dividends	126	—	560	—
Net income available to common shareholders	$17,692	$7,629	$31,709	$10,265

Average basic shares outstanding	160,655	98,330	159,272	98,315

Basic net income per share	$0.11	$0.08	$0.20	$0.10

DILUTED EARNINGS PER SHARE	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Income from continuing operations	$17,818	$8,417	$32,269	$13,383
Preferred stock dividends	126	—	560	—
Income from continuing operations available to common shareholders	17,692	8,417	31,709	13,383

Effect of dilutive securities:
Convertible notes	1,381	—	—	—
Preferred stock dividends	126	—	—	—
Income from continuing operations available to common shareholders after assumed conversions	$19,199	$8,417	$31,709	$13,383

Average basic shares outstanding	160,655	98,330	159,272	98,315
Effect of dilutive securities:
Options, warrants, and equivalents	1,013	—	693	1
Convertible notes	17,532	—	—	—
Convertible preferred stock	1,503	—	—	—
Average diluted shares outstanding	180,703	98,330	159,965	98,316

Diluted income from continuing operations per share	$0.11	$0.09	$0.20	$0.14

Net income	$17,818	$7,629	$32,269	$10,265
Preferred stock dividends	126	—	560	—
Net income available to common shareholders	17,692	7,629	31,709	10,265
Effect of dilutive securities:
Convertible notes	1,381	—	—	—
Preferred stock dividends	126	—	—	—
Net income available to common shareholders after assumed conversions	$19,199	$7,629	$31,709	$10,265

Average basic shares outstanding	160,655	98,330	159,272	98,315
Effect of dilutive securities:
Options, warrants, and equivalents	1,013	—	693	1
Convertible notes	17,532	—	—	—
Convertible preferred stock	1,503	—	—	—
Average diluted shares outstanding	180,703	98,330	159,965	98,316

Diluted net income per share	$0.11	$0.08	$0.20	$0.10

The company had 130,414 shares of convertible preferred stock outstanding at June 30, 2004, which are convertible into 1,503,152 shares of common stock.  These shares were not included in the computation of diluted earnings per share for the nine months ended June 30, 2004 because including the weighted average of potential shares outstanding and excluding the convertible preferred stock dividends would have increased reported earnings per share.  There were no shares of convertible preferred stock outstanding at June 30, 2003.

The company’s convertible subordinated notes are, under certain circumstances, convertible into 17,531,568 shares of the company’s common stock.  These notes are convertible if the closing price of the company’s common stock exceeds 120% of the conversion price of $13.69 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  These shares were not included in the computation of diluted earnings per share for the nine months ended June 30, 2004 because excluding the interest expense on the convertible subordinated notes and including the weighted average of potential shares outstanding would have increased reported earnings per share.  There were no convertible notes outstanding at June 30, 2003.

Options to purchase 3,766,481 shares of common stock, at exercise prices ranging from $19.33 - $38.17 per share, were not included in the computation of diluted earnings per share for both the nine and three months ending June 30, 2004, because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase 6,328,383 shares of common stock, at prices ranging from $8.91 - $38.17 per share, were not included in the computation of diluted earnings per share for both the nine and three months ending June 30, 2003, because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 3.  INVENTORIES

Inventories consisted of the following at June 30, 2004 and September 30, 2003, net of reserves:

Dollars in thousands	June 30 2004	September 30 2003

Raw materials	$114,154	$84,054
Work in process	116,943	75,814
Finished goods	135,604	87,882
Inventories	$366,701	$247,750

NOTE 4.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments and other items included in Accumulated Other Comprehensive Income (Loss), a component of stockholders’ equity, as comprehensive income (loss).  For the nine months ended June 30, 2004 and 2003, other comprehensive income is made up primarily of net income available to common shareholders and foreign currency translation adjustments.  Comprehensive income for the periods ended June 30, 2004 and 2003 was as follows:

	Three months ended June 30		Nine months ended June 30
Comprehensive Income (in thousands)	2004	2003	2004	2003

Net income available to common shareholders	$17,692	$7,629	$31,709	$10,265
Foreign currency translation adjustments	(5,655)	8,986	15,559	21,116
Comprehensive Income	$12,037	$16,615	$47,268	$31,381

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

In July 2004, the EITF proposed new rules under which contingent convertible notes would be included in diluted earnings per share calculations, regardless of whether the conversion contingency has been met.  This contrasts with existing accounting rules, which allow companies to exclude contingent convertibles from the calculation if the contingency has not been met.  The current proposal includes a requirement to restate prior period diluted earnings per share to reflect the dilution effect of contingent convertibles.  The company has evaluated the impact of this proposal and believes that there would be no impact on previously reported diluted earnings per share amounts.

NOTE 6.  RESTRUCTURING AND INTEGRATION

At June 30, 2004, the company had a restructuring reserve of  $11.5 million, comprised of $2.1 million for its restructuring plan and $9.4 million for its Allen Telecom acquisition integration plan.

The company initiated a restructuring plan in 2002 and accrued $44.0 million of pre-tax charges for inventory provisions, employee termination costs, asset provisions, and lease and contract cancellation costs in 2002 and 2003.  As part of this plan the company has consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic.  In the second quarter of 2004, the company accrued an additional $1.0 million of pre-tax restructuring charges comprised of a $0.5 million provision for fixed asset disposals and $0.5 million for additional lease cancellation costs.  Due to changes in estimates for severance and lease termination costs, the restructuring reserve was increased by $1.1 million and reserves established under this plan in 2002 for inventory disposals were reduced by $1.1 million.  The company originally estimated that 1,013 employees would receive severance benefits under this plan, and to date has paid severance benefits to 1,112 employees.  The company has paid $0.4 million of severance to six employees in the third quarter of 2004, and $2.5 million of severance to 227 employees in the first nine months of 2004.  In addition, the company has paid $0.6 million of lease cancellation and other costs in the third quarter of 2004 and $5.9 million for the first nine months of 2004.  Cash payments, net of cash received on the sale of assets and inventory under this plan, were $0.6 million in the third quarter and $6.4 million for the first nine months of 2004.

A summary of the restructuring reserve activity is provided below (in thousands):

Restructuring Reserve Activity for the nine months ending June 30, 2004	Reserve Balance 30-Sep-03	2004 Accrual	Reserve Adjustments	Charges for Nine months Ended 30-Jun-04	Reserve Balance 30-Jun-04

Severance	—	—	$2,474	$(2,474)	—
Lease cancellation and other costs	8,907	500	(1,401)	(5,879)	2,127
Total Restructuring Reserve Balance	$8,907	$500	$1,073	$(8,353)	$2,127

In 2003, as part of the Allen Telecom acquisition, the company accrued a restructuring reserve for costs to integrate Allen’s operations with the company’s and to eliminate duplicate operations. An initial estimate of $29.9 million of integration reserves comprised of a $16.2 million provision for inventory and fixed assets and $13.7 million for employee termination, lease cancellation and other costs.  During the first nine months of 2004, the company adjusted this initial estimate and recorded an additional $9.6 million of integration reserves comprised of a $2.9 million provision for inventory and fixed assets and $6.7 million for employee termination, lease cancellation and other costs.  This $9.6 million increase in estimated integration costs was accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom.  Due to changes in estimates for severance and lease termination costs, the restructuring reserve was increased in the third quarter by $1.6 million and reserves originally established under this plan for inventory and fixed asset disposals were reduced $1.6 million.  The company will finalize its estimates of the integration costs associated with these plans in the fourth quarter of 2004, and any additional adjustments will be treated as a decrease or increase in the net assets acquired from Allen Telecom.

Charges to the integration reserve for severance payments were $5.6 million for 92 employees in the third quarter of 2004, and $7.5 million for 222 employees in the first nine months of 2004.  Charges to the reserve for lease and other contract costs were $1.3 million in the third quarter of 2004, and $2.9 million in the first nine months of 2004.  Cash payments, net of cash received on the sale of assets and inventory under this plan, were $6.8 million in the third quarter and $10.4 million for the first nine months of 2004.

A summary of the integration reserve activity is provided below (in thousands):

Integration Reserve Activity for the nine months ending June 30, 2004	Reserve Balance 30-Sep-03	2004 Accrual	Reserve Adjustments	Charges for Nine months ended 30-Jun-04	Reserve Balance 30-Jun-04
Severance	$11,189	$3,851	$64	$(7,452)	$7,652
Lease cancellation and other costs	318	2,865	1,526	(2,914)	1,795
Total Integration Reserve Balance	$11,507	$6,716	$1,590	$(10,366)	$9,447

For the nine months ending June 30, 2004 the company has recognized $4.2 million of restructuring expense. This consists of $2.6 million for the company’s restructuring plan made up of the second quarter accrual of $1.0 million mentioned above and $1.6 million for fixed assets and inventory relocation charges associated with the relocation of manufacturing operations that were expensed as incurred. The remaining $1.6 million relates to Allen integration charges for Andrew employee severance and Andrew facility intagration charges that could not be accrued as a part of purchase accounting.

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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003

Reported net income available to common shareholders	$17,692	$7,629	$31,709	$10,265

Less: Stock-based compensation, net of tax	(1,750)	(1,821)	(5,361)	(5,447)

Pro forma net income available to common shareholders	$15,492	$5,808	$26,348	$4,818

Reported basic and diluted net income per share	$0.11	$0.08	$0.20	$0.10

Pro forma basic and diluted net income per share	$0.10	$0.06	$0.17	$0.05

NOTE 8.  WARRANTY RESERVE

The company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the company vary depending upon the product sold.  The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time product revenue is recognized.  Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim.  The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The company reports warranty reserves as a current liability, included in accrued expenses and other liabilities. Changes in the company’s warranty reserve during the three and nine month periods ended June 30, 2004 and 2003, are as follows:

(dollars in thousands):	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Warranty reserve at beginning of period	$18,281	$9,851	$12,470	$9,932
Accrual for warranties issued	3,319	754	12,401	2,163
Warranty settlements made	(1,602)	(618)	(5,944)	(2,108)
Warranty adjustments	—	—	1,071	—
Warranty reserve at end of period	$19,998	$9,987	$19,998	$9,987

NOTE 9.  ACQUISITION OF BUSINESSES

In the first quarter of fiscal 2004, the company made two business acquisitions.  The company acquired selected assets of Channel Master LLC, a U.S. manufacturer of high volume antenna and antenna related products for the consumer Direct Broadcast Satellite market. The company also purchased selected assets of Yantai Fine Cable Company, a Chinese manufacturer of products for telecommunications and broadband cable TV infrastructure markets.  The company paid a total of $22.0 million for these acquisitions. A preliminary allocation of the purchase price resulted in $2.3 million of goodwill and $7.9 million of intangible assets.

On March 31, 2004, the company acquired selected assets of MTS Wireless Components LLC, a supplier of cable accessories and steel components which support the installation of wireless systems including antenna mounts and other equipment support solutions.  Total purchase consideration was $28.3 million, consisting primarily of 1,650,000 shares of common stock, based on a three-day average price of $16.88 per share.  A preliminary allocation of the purchase price resulted in $12.7 million of goodwill and $1.4 million of intangible assets.  Pro forma results of operations, assuming these acquisitions occurred at the beginning of the period, were not materially different from the reported results of operations.

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

NOTE 11. SETTLEMENT OF PRE-ACQUISTION LITIGATION

During the second quarter of 2004, the company reached a definitive agreement with TruePosition, Inc. to settle patent infringement litigation filed against Allen Telecom, Inc., prior to the acquisition of Allen by the company. As part of this settlement the company paid  $29.0 million in cash and has agreed to pay an additional $6 million over the next three years, with a present value of $5.6 million.  In addition, the company issued warrants to purchase one million shares of the company’s common stock that have a four-year term and a $17.70 exercise price per share.  These warrants were valued at $8.5 million. The settlement was accounted for as an increase to the liabilities assumed in the acquisition of Allen Telecom, resulting in a $43.1 million increase in goodwill. The company and TruePosition agreed to cross-license geolocation-related patents.  This agreement also gives the company the opportunity to provide certain geolocation products to TruePosition through October 2006.

NOTE 12.  DEBT COVENANTS

Under the terms of the company’s $170.0 million revolving credit facility, the company has agreed to meet various quarterly requirements.  The company was in compliance with all of these requirements as of June 30, 2004. The company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charges coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year.  These requirements may limit the amount of borrowing under this credit agreement.  Under the most restrictive of these requirements, the company was limited to a maximum borrowing of $123.8 million at June 30, 2004.

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

The components of net periodic pension cost for these plans for the three and nine month periods ended June 30, 2004 and 2003, are as follows:

Dollars in Thousands	Three months ended June 30		Nine months ended June 30
	2004	2003	2004	2003
Service costs	$430	$294	$2,469	$882
Interest costs	1,501	714	4,376	2,140
Return on plan assets	(1,225)	(491)	(3,652)	(1,473)
Amortization of unrecognized prior service costs	84	10	156	32
Amortization of net loss	291	253	862	759
Net periodic pension cost	$1,081	$780	$4,211	$2,340

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

For the nine months ending June 30, 2004 sales increased 102% to $1,350.9 million, driven by increased capital investment in wireless infrastructure and the impact of the July 2003 acquisition of Allen Telecom.  Wireless infrastructure investment has increased significantly across all major geographic regions over the last nine months. On a year to date basis, gross margins were 25.3%, down from 26.5% for the same period in 2003, primarily due to a change in product mix as a result of the Allen Telecom acquisition, start-up costs associated with new low cost manufacturing facilities in Mexico and the Czech Republic, and the impact of new products in the satellite and broadband cable areas.  The company’s operating margins showed significant improvement as a result of synergies created with the Allen acquisition and higher sales.  Operating income was $64.0 million or 4.7% of sales for the first nine months of 2004, compared to $6.4 million or 1.0% of sales in 2003. Operating income includes non–cash intangible amortization of $28.9 million and $11.0 million for the first nine months of 2004 and 2003, respectively. Net income available to common shareholders was $31.7 million or $0.20 per diluted share compared to $10.3 million or $0.10 per diluted share in 2003.

RESULTS OF OPERATIONS

Third quarter sales were $493.0 million, up 131% from $213.7 million in the year ago quarter and June year to date sales increased 102% to $1,350.9 million.  This increase in sales was primarily due to continued improvement in wireless infrastructure market demand, the acquisition of Allen Telecom in the fourth quarter of fiscal 2003, and the introduction of new products in the satellite and broadband cable areas.  Andrew’s sales momentum remained strong and improved sequentially in the third quarter as Andrew continued to benefit from overall growth in wireless infrastructure investment.  Third quarter sales grew in all of the company’s major geographic regions compared to last year.  The table below shows Andrew’s sales by major geographic regions.

	Three months ended		Change	Nine months ended		Change
	June 30, 2004	June 30, 2003		June 30, 2004	June 30, 2003
Americas	$287.1	$117.0	145%	$769.7	$365.2	111%

Europe/ Middle East /Africa	133.4	58.5	128%	390.7	180.4	117%

Asia Pacific	72.5	38.2	90%	190.5	124.0	54%
Total	$493.0	$213.7	131%	$1,350.9	$669.6	102%

Due to the significant change in product mix that resulted from the Allen acquisition and the substantial improvement in the wireless infrastructure market, Andrew believes that sequential quarter trends provide more insight on sales trends than year-over-year comparisons. The table below show’s Andrew’s sales by major geographic regions for the last three quarters.

	Three months ended
	June 30, 2004	March 31, 2004	December 31, 2003
Americas	$287.1	$253.7	$228.9

Europe/ Middle East / Africa	133.4	133.2	124.1

Asia Pacific	72.5	60.2	57.8
Total	$493.0	$447.1	$410.8

Sales in the Americas were up 13% sequentially, driven by continued product demand in the broadband satellite market and wireless infrastructure sales in Latin America.  North American wireless infrastructure sales increased slightly, driven by sales to OEMs and partially offset by decreased operator spending due to the impact of operator consolidation.  Sales in Europe, Middle East and Africa were up slightly from the prior quarter as operators continue to expand traditional networks to meet increasing capacity demands, as well as continued movement towards EDGE and UMTS networks.  Sales in the Asia Pacific region increased 20% sequentially, driven by wireless infrastructure build-outs in China and India.

The company experienced sequential growth across most major product groups.  Antenna Product sales increased as a result of coverage requirements for network expansion and demand for certain new product lines within the broadband satellite market.  Base Station Subsystems sales increased as a result of OEMs continuing to support increased operator capital expenditures for network upgrades and expansion. Cable Products sales increased as a result of network expansions, particularly in China and India, and due to the acquisition of MTS Wireless Components in March 2004.  Wireless Innovations sales increased slightly over the prior quarter due to increased need for coverage solutions.  Network Solutions sales decreased modestly on a sequential basis due to the timing of geolocation hardware installations.  Compared to 2003, all of the company’s product groups increased for both the third quarter and for the first nine months of 2004 due to overall strengthening of the wireless market as well as the impact of the Allen Telecom acquisition.

In the third quarter of 2004, the company’s gross margin was 25.9% compared to 24.7% in the prior quarter and 25.6% in the year ago quarter.  Gross margin showed improvement as Andrew made continued progress on relocating certain product lines within the Antenna Group to new manufacturing facilities in Mexico and the Czech Republic.  The company also saw improved margins on its new broadband satellite products as start-up manufacturing variances were reduced.  Cable margins were down in the third quarter as a result of product mix due to an increase in sales of lower margin, smaller diameter cable. On a year to date basis, gross margin was 25.3% in 2004, compared to 26.5% in 2003.  This decrease in gross margin percentage was primarily due to the change in product mix that resulted from the Allen Telecom acquisition.  Other factors that contributed to the year-over-year decline in the gross margin rate were the entry into new markets and the associated lower margin products such as the satellite broadband products and broadband cable products, continued but moderating pricing pressure and start-up costs associated with the company’s two new manufacturing facilities.

Research and development expenses were $29.3 million or 5.9% of sales in the third quarter, compared to $28.5 million or 6.4% of sales in the prior quarter and $18.9 million or 8.9% of sales in the year ago quarter.  Research and development expenses continued to increase due to higher levels of spending to support the introduction of new products for in-building coverage and Base Station Subsystems.   On a year to date basis, research and development expenses increased to $83.4 million compared to $58.5 million in 2003, due primarily to the Allen acquisition.

Sales and administrative expenses were $56.9 million or 11.5% of sales in the third quarter, compared to $52.7 million or 11.8% of sales in the prior quarter and $32.8 million or 15.4% of sales in the year ago quarter.  Sales and administrative expenses increased primarily due to a higher level of sales, planned expenditures for the global deployment of IT systems and additional incentive compensation.  Sales and administrative expenses declined as a percentage of sales, due to higher sales and the benefits from our on-going cost savings and merger integration programs.  On a year to date basis, sales and administrative expenses were $162.0 million or 12.0% of sales in 2004, compared to $100.9 million or 15.1% of sales for the first nine months of 2003.  As a result of the Allen Telecom acquisition, sales and administrative expenses increased in total, but were lower as a percentage of sales.

Intangible amortization was $9.6 million in the third quarter, compared to $9.9 million in the prior quarter and $3.7 million in the third quarter of 2003.  On a year to date basis, intangible amortization increased to $28.9 million in 2004, from $11.0 million in 2003.  This increase was due almost entirely to intangible assets acquired from Allen Telecom.  It is anticipated that total intangible amortization will be approximately $39 million in fiscal 2004 and decline to approximately $22 million in fiscal 2005.

Interest expense was $3.5 million in the third quarter, compared to $0.7 million in the third quarter of the prior year.  On a year to date basis, interest expense was $11.4 million in 2004, compared to $2.6 million in 2003.  The increase in interest expense was due to the $240.0 million of convertible notes issued in August 2003 and the $45.2 million of senior notes assumed in the Allen Telecom acquisition.  Interest income increased both in the quarter and on a year to date basis due to higher cash and short-term investment balances.

Included in the results for the nine months ended June 30, 2004 are two non-recurring transactions.  In the second quarter of 2004, the company recognized a net gain of $1.4 million on several real estate transactions, principally due to the sale of a facility in

Australia.  In the first quarter of 2004, Andrew recognized a $4.5 million loss on the sale of selected broadcast assets to Electronics Research Inc. (ERI).  Included in this loss is an allocation of $4.0 million of goodwill that was attributed to the fair value of these assets.  Included in the results for 2003 is a gain of $9.4 million that the company recognized in the third quarter for the sale of unimproved land at the company’s Orland Park, Illinois facility.

Other (income) expense was expense of $0.9 million in the third quarter of 2004, compared to income of $0.5 million in the second quarter of 2004, and income of $0.4 million in the third quarter of 2003.  On a year to date basis, other expense was expense of $2.2 million in 2004 and income of $1.2 million in 2003.  Other (income) expense is mainly driven by foreign exchange gains and losses.

The company’s effective tax rate for 2004 was 35% compared to 30% in 2003.  The increase in the effective tax rate is due to an increase in U.S. taxable income, principally as a result of the Allen Telecom acquisition.

Included in the first nine months of 2003 is a loss for discontinued operations of $3.1 million, due to operating losses from the company’s wireless accessory and equipment shelter businesses that were discontinued in 2003.

LIQUIDITY

The company has maintained its strong balance sheet and reduced its outstanding debt by $17.5 million during the first nine months of 2004.  Cash and cash equivalents were $164.8 million at June 30, 2004, compared to $200.9 million at March 31, 2004 and $286.3 million at September 30, 2003.  Working capital was $621.2 million at June 30, 2004, up slightly from $615.5 million at September 30, 2003.

In the third quarter of 2004, the company filed a universal S-3 shelf registration that allows Andrew to publicly issue up to $750.0 million of debt or equity.  This shelf registration gives the company the flexibility to take advantage of strategic initiatives and other favorable long-term opportunities that will build shareholder value.  The company has a revolving credit facility that at June 30, 2004 had no outstanding borrowings and allowed the company to borrow up to $123.8 million (see Note 12 of the Notes to Consolidated Financial Statements).  Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and its ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs, for the foreseeable future.

In the first nine months of 2004, the company generated $0.1 million of cash from operations.  Cash flow from operations was driven by net income of $32.3 million, $75.5 million of non-cash charges primarily for depreciation and amortization, cash restructuring costs of $16.8 million and a net change in operating assets and liabilities that resulted in a $90.8 million decrease in cash flow.  Increased sales resulted in an increase in accounts receivable, reducing cash flow by $84.3 million.  Days sales in billed receivables (DSO) decreased to 76 days at June 30, 2004, compared to 77 days at March 31, 2004 and 80 days at September 30, 2003.  DSO has continued to decrease as a result of a higher percentage of the company’s sales occurring in North America, which generally carry shorter payment terms than international sales.  The company continued to increase inventory levels to meet the significant increase in demand, resulting in a $94.4 million year to date decrease in cash flow.  The increase in inventory resulted in higher accounts payable balances, which increased year to date cash flow by $98.2 million.  Netted in the increase in accounts payable and other liabilities is a $7.5 million payment made in the first quarter to the pension plan assumed in the Allen Telecom acquisition.

In the first nine months of 2004, the company used $108.8 million for investing activities, including $57.7 million of capital expenditures.  These expenditures included investments in the company’s new facilities in Reynosa, Mexico and Brno, Czech Republic and investments associated with the Allen integration and SAP implementations.  In the first quarter, the company spent $23.2 million on two asset acquisitions, acquiring selected assets of Yantai Fine Cable and Channel Master LLC (see Note 9 of the Notes to Consolidated Financial Statements).  In the second quarter the company paid $29.0 million to settle patent infringement litigation with TruePosition Inc. as part of litigation brought against Allen Telecom prior to the acquisition by the company.

In the first quarter of 2004, the company invested $6.5 million in Andes Industries, a manufacturer of high-performance optical equipment and other products for broadband cable networks.  This investment was in the form of a convertible interest-bearing note that allows the company to convert this note into an equity interest in Andes Industries.  The company received $3.0 million in cash as part of the sale of selected assets of its broadcast antenna business to ERI (see Note 10 of the Notes to Consolidated Financial Statements).  The company received $4.6 million from the sale of various other assets, primarily in connection with the sale of a facility in Australia.

The company used net cash of $17.7 million for financing activities during the first nine months of 2004, primarily due to a $17.5 million reduction in debt, $2.5 million used to repurchase 225,000 shares of common stock, $2.9 million received from the exercise of stock options and $0.6 million of dividends paid to preferred shareholders.  The company reduced its long-term debt by $17.8 million primarily due to principal payments of $10.8 million on senior notes and the payment of $6.5 million of debt held by the company’s Italian subsidiary.

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

While Andrew Corporation’s management is optimistic about the company’s long-term prospects, one should consider the risks and uncertainties in evaluating its growth outlook.  Factors that may cause actual results to differ from expected results include the company’s ability to integrate acquisitions and to realize the synergies and cost savings anticipated from these transactions, the effects of competitive products and pricing, economic and political conditions that may impact customers’ ability to fund purchases of our products and services, the company’s ability to achieve the cost savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end use demands for wireless communication services, the loss of one or more significant customers and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Item 7a of the company’s Annual Report on Form 10-K for the year ended September 30, 2003.  With the exception of copper purchase commitments there has been no material change from the end of the previous fiscal year through June 30, 2004.

The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals.  As a result, the company is exposed to fluctuations in the price of copper.  In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At September 30, 2003 the company had contracts to purchase 38.2 million pounds of copper for $29.5 million.  Based on current market conditions the company has reduced the amount of copper under contract to 33.0 million pounds for $31.7 million at June 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of June 30, 2004, the company’s management, including its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 12, 2003, Antel Holding, Ltd. (Antel) a subsidiary of Group Menetap, Ltd., filed a Notice of Arbitration and Statement of Claim with the American Arbitration Association. The claim relates to the purchase by Antel of the company’s interest in certain Russian ventures pursuant to a Share Purchase and Sale Agreement dated November 5, 2001.  The Statement of Claim asserts that the company breached warranties and representations in connection with the sale and that Antel was thereby damaged in an amount to be proven up to the indemnification limit of $40 million. This claim is scheduled for hearing in March 2005.  The company believes that the Claim is without merit and intends to defend the matter vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares.  As of June 30, 2004 the company has repurchased approximately 17.0 million shares under this plan.  These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management.  Included in the 17.0 million shares repurchased are 225,000 shares repurchased in the first quarter of 2004 for $2.5 million.  No shares were repurchased during the second or third quarters of 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

10.1*	Andrew Corporation Executive Severance Benefit Plan

10.2*	Executive Severance Benefit Plan Agreement with Ralph Faison

10.3*	Executive Severance Benefit Plan Agreement with Marty Kittrell

10.4*	Executive Severance Benefit Plan Agreement with Dan Hartnett

10.5*	Executive Severance Benefit Plan Agreement with Jeff Gittelman

10.6*	Executive Severance Benefit Plan Agreement with John DeSana

10.7*	Executive Severance Benefit Plan Agreement with Paul Cox

10.8*	Executive Severance Benefit Plan Agreement with Jim Petelle

10.9*	Executive Severance Benefit Plan Agreement with Mark Olson

10.10*	Executive Severance Benefit Plan Agreement with Greg Maruszak

10.11*	Executive Severance Benefit Plan Agreement with Fred Lietz

10.12*	Executive Severance Benefit Plan Agreement with J.C. Huang

10.13*	Executive Severance Benefit Plan Agreement with John Dickson

10.14*	Executive Severance Benefit Plan Agreement with Robert Hudzik

10.15*	Executive Severance Benefit Plan Agreement with Jim LePorte

10.16*	Executive Severance Benefit Plan Agreement with Roger Manka

10.17*	Executive Severance Benefit Plan Agreement with Mickey Miller

10.18*	Executive Severance Benefit Plan Agreement with Karen Quinn-Quintin

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers

*Indicates compensatory plan

(b) Reports on Form 8-K

On May 3, 2004, the company furnished, under Items 7 and 12 of Form 8-K, a press release regarding financial results for the quarter ended March 31, 2004, as well as a transcript of the conference call presentation that followed the press release.

On April 6, 2004, the company furnished, under items 7 and 12 of Form 8-K, a press release announcing that results for the second quarter of fiscal 2004 were estimated to significantly exceed previously provided guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 12, 2004	By:	/s/	Marty R. Kittrell

Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)