Form 10-K
period 2004-09-30
ANDREW CORP
filed 2004-12-13
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004.
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

Yes (X) No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act)

Yes (X) No (   )

The aggregate market value of common stock held by non-affiliates of the Registrant as of March 31, 2004 was $2.8 billion. The number of outstanding shares of the Registrant’s common stock as of December 7, 2004 was 160,972,502.

Documents incorporated by Reference:

Portions of the Proxy Statement for the annual shareholders’ meeting to be held February 8, 2005 are incorporated by reference into Part III.

PART I

Item 1. Business

General Business

Andrew Corporation (“Andrew”, the “company”, or “we”) was incorporated in 1987 under the laws of the State of Delaware as successor to an Illinois corporation organized in 1947. Originally founded as a partnership in 1937, its executive offices are located at 10500 West 153rd Street, Orland Park, Illinois, 60462, which is approximately 25 miles southwest of downtown Chicago. Unless otherwise indicated by the context, all references herein to Andrew or the company include Andrew Corporation and its subsidiaries.

Andrew’s products are primarily based on the company’s core competency, the radio frequency (RF) path. Andrew has unique technical skills and marketing strengths in developing products for RF systems. Andrew has historically managed its business as one reportable business segment built around this core competency. The company’s products are used in the infrastructure for traditional wireless networks, third generation (3G) technologies, voice, data, video and Internet services, as well as applications for microwave and satellite communications, and other specialized applications.

In 2004, the company classified its sales into five product groups: Antennas, Base Station Subsystems, Cable Products, Network Solutions and Wireless Innovations. The Antenna group products include base station antennas, earth station antennas, multi-band antennas and point-to-point antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners that are sold individually or as parts of integrated subsystems. Cable Products include coaxial cables, connectors, cable assemblies and accessories. Network Solutions includes software and equipment to locate wireless E-911 callers, as well as equipment and services for testing and optimizing wireless networks. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive and include both complete systems and individual components.

Beginning in fiscal 2005, the company reorganized its Antenna and Cable Products groups and formed two new product groups, Satellite Communications and Antenna and Cable Products. The company believes this reorganized product group structure will strengthen its commitment to the specific needs of customers around the world, while providing increased focus on a rapidly growing market for satellite communications infrastructure. The Antenna and Cable Products group will include wireless infrastructure and terrestrial microwave product offerings of the former Antenna product group.

Over the past several years, the company has completed two major acquisitions that have substantially broadened its product offering and established the company as the leading global supplier of communications products and systems to the wireless subsystem infrastructure market. These acquisitions allow the company to provide global wireless service providers and OEMs (Original Equipment Manufacturers) with the ability to provide total customer solutions, including virtually all outsourced components of a wireless base station, to better meet the evolving performance and cost efficiency requirements of their customers who benefit from the availability of one-stop shopping for all of their wireless infrastructure needs. In July 2003, the company purchased Allen Telecom, a global provider of wireless infrastructure equipment and services. Allen’s product offering was complementary to the company’s product offering and had minimal product overlap. This acquisition has allowed Andrew to offer a more complete RF footprint product offering with more value-added and integrated products. In June 2002, the company completed the acquisition of Celiant Corporation, a power amplifier manufacturer. Celiant’s engineering and technical capabilities and intellectual property have made the company a leading supplier of base station subsystems products.

During fiscal year 2004, Andrew completed several smaller acquisitions intended to extend its core competency in the RF path into emerging growth areas such as broadband cable and antennas for satellite-based communications systems. In October 2004, the company signed a definitive agreement to acquire selected assets of ATC Tower Services. This transaction will create an immediate national construction services presence and additional distribution channel for wireless infrastructure products.

The company made substantial progress in 2004 on its previously announced restructuring and integration activities. The restructuring program initiated in September 2002, in response to weak global spending on wireless infrastructure, was substantially completed in 2004, as production ramped up at the new facilities in the Czech Republic and Mexico. Following the Allen Telecom acquisition, the company initiated a merger integration program that significantly reduced annual operating costs of the combined company. These savings have been achieved through a global shared services implementation, combined sourcing of components and consolidation of manufacturing locations.

The wireless infrastructure market saw a return of growth in 2004 after several weak years of global spending, as the global economy improved and wireless operators expanded and upgraded their networks. Andrew’s sales increased 81% year-over-year, due mainly to the inclusion of sales since the Allen Telecom acquisition in July 2003. In addition, the company’s organic growth of approximately 30% was greater than the growth rate of the overall wireless infrastructure market.

The company believes that developing markets such as China and India have significant long-term growth potential for the company. Developing countries represent some of the greatest growth opportunities for wireless communication, as wireless is the most cost efficient way to provide communications infrastructure to these regions. The company has a significant international manufacturing and distribution presence. Sales by non-U.S. operations and export sales from U.S. facilities accounted for approximately 53% of Andrews’s sales in fiscal 2004, 60% in fiscal 2003 and 53% in fiscal 2002. Over the last decade, Andrew has significantly increased its international manufacturing and distribution capabilities in some of the fastest developing wireless infrastructure markets. The company built new manufacturing facilities in China and India in 1998 and has continued to expand operations in the region. These facilities have allowed the company to more effectively reach these growing markets and have helped to increase sales in the Asian market. Andrew has increased its presence in Eastern Europe with a new manufacturing site in the Czech Republic. The company increased its manufacturing and distribution presence in the Latin American region through the expansion of manufacturing operations in Mexico. The company also maintains a cable and antenna manufacturing facility in Brazil.

Principal Product Groups

The following table sets forth sales and percentages of total sales represented by Andrew’s five product groups during the last three fiscal years:

	Year Ended September 30
		%of		%of		%of
Dollars in millions	2004	Sales	2003	Sales	2002	Sales
Antennas	$499	27%	$252	25%	$241	28%
Base Station Subsystems	473	26%	236	23%	96	11%
Cable Products	558	30%	440	44%	505	58%
Network Solutions	186	10%	44	4%	—	0%
Wireless Innovations	123	7%	42	4%	23	3%

Total Sales	$1,839	100%	$1,014	100%	$865	100%

Antennas

This product group includes antennas, support products and electronic equipment for applications in the wireless infrastructure market, satellite communications, point-to-point communication, and other specialty applications. The Antenna Group products include base station antennas, terrestrial microwave (TMW) antennas, direct broadcast satellites (DBS), very small aperture terminals (VSAT), earth station antennas (ESA), and multi-band antennas.

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

During fiscal year 2004, the company initiated execution of a plan to expand its presence in the satellite communications market, including the acquisition in November 2003 of selected assets of Channel Master LLC, a designer and manufacturer of DBS (Direct Broadcast Satellite), VSAT (Very Small Aperture Terminal) antennas and products, and terrestrial broadcast reception products. DBS antennas support satellite television broadcast systems and VSAT antennas support broadband satellite communications for consumer and enterprise customers. The company’s portfolio of satellite communications products also includes ESA systems that are used at earth terminals to receive and transmit signals to and from communication satellites. These products are used for the long distance transmission of conventional telecommunications traffic, to support broadband data infrastructure and for satellite delivered television broadcasting. System elements include an antenna, from one foot to thirty-two feet in diameter, electronic controllers, waveguides, polarizers, combiners, special mounting features, motor drives, position indicators, transmitters and receivers. The company’s ESA products are marketed under the trademarks Newsflash™, VALULink®, and ValuStar™. In 2004, the company delivered and installed systems at selected sites for WildBlue’s broadband satellite network and Shin Satellite’s iPStar broadband satellite network. Andrew also offers a wide range of antennas and antenna/pedestal systems for applications such as air traffic control radar antenna systems, weather radar systems, low and medium earth orbit satellite ground tracking systems, and high frequency (HF) communication systems that include Andrew’s line of GRANGER® HF antennas. In the first quarter of fiscal year 2005, the company announced an internal reorganization to focus on the rapidly growing satellite communications market.

In November 2003, the company sold the assets of its broadcast antenna product line to Electronic Research Inc. (ERI). The company’s broadcast products were designed and manufactured primarily for television broadcast applications. This sale included selected assets from the company’s Orland Park, Illinois facility and all of the assets of its Gray, Maine facility. The company’s broadcast products sales were approximately $20.1 million in fiscal 2003 and were included in the Antenna Group sales.

In October 2004, the company announced the discontinuation of the service and manufacture of its automotive multi-band product lines and sold the remaining assets of the multi-band product lines to PCTel Inc. These product lines included products used in vehicular communication and navigation systems, such as GM’s OnStar® and Ford’s vehicle communication system (VCS). The products sold to PCTel included antennas for wireless communications, satellite mobile communications, and global positioning systems (GPS) applications, as well as specialized antennas and repeater kits for satellite radio reception. The sale included selected assets from the company’s Reynosa, Mexico, Nogales, Mexico, and Orland Park, Illinois facilities. The company’s multi-band products sales were approximately $29.0 million in fiscal 2004 and were included in the Antenna Group sales.

Base Station Subsystems

Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. These products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated subsystems.

Andrew designs and manufactures high power single and multi-carrier RF power amplifiers. RF power amplifiers are required by wireless communication systems to boost the radio signal power for transmission across long distances and are usually located within base stations. Andrew’s RF power amplifier products range in power from 10 to 4100 watts of output power and in frequency ranges from 450 MHz to 2500 MHz. The company’s power amplifiers are custom designed for each OEM and are available for most wireless standards, including 2G, 2.5G, 3G and 4G technologies. The company recently introduced its next generation single and multi-carrier, highly linear power amplifiers with digital pre-distortion technology and is currently working with major OEMs to design their next generation power amplifier products.

Andrew has developed two integrated product offerings: an integrated radio and amplifier and an integrated radio, amplifier and receiver. Both of these products were developed to meet the low-cost demands of 3G deployments. Andrew currently has integrated products in development for several OEMs’ next generation 3G base stations.

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

To support more sophisticated antenna filtering applications and to improve overall performance and costs, Andrew is supplying integrated antenna combining units to leading OEMs. This product provides antenna-filtering functions for both transmitted and received signals and low power amplification for received signals. These integrated antenna combining units also have control functions for antenna supervision and antenna remote electrical tilt control.

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

Cable Products

Cable Products include coaxial cables, connectors, cable assemblies and accessories. Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor. It is principally used to carry radio frequency signals. Andrew sells its semi-flexible and elliptical waveguide cable products under the trademark HELIAX®.

In addition to bulk cable, the company provides cable connectors, accessories and assemblies marketed under the HELIAX® brand name. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. Andrew provides multiple connector families, including OnePiece™ and the new Positive Stop™ connectors. Cable accessories protect and facilitate installation of coaxial cable and antennas on cell site towers and into equipment buildings. Accessories include lightning surge protectors, hangers, adaptors, grounding kits, antenna mounting components, and waveguide bridge components, including Arrestor Plus®, ArrestorPortII™, KwikClamp™, SureGround™, and Compact SureGround™ lines. SureFlex™ coaxial cable assemblies, used to connect the main feeder cable line to the antenna, are made up of smaller sized HELIAX® cable and the Andrew patented SureFlex™ connectors.

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

In addition to the products described above, the company has maintained a small group of field construction employees that perform installation services and warranty-related services on cellular telecommunication towers. This group was maintained primarily as a value-added service to our customers. In April 2004, the company added to its services capability through the acquisition of MTS Wireless Components LLC. Through this acquisition the company has realized the value in the marketplace of providing the combination of quality products and construction services. In November 2004, the company completed the acquisition of selected assets of ATC Tower Services, Inc., a division of American Tower Corporation, for approximately $10 million of consideration. The combination of the company’s existing services capability with these acquisitions enhances its ability to effectively meet the needs of its OEM and wireless operator customers.

Network Solutions

Network Solutions includes geolocation systems, engineering and consulting services, and test and measurement products. Andrew is one of two recognized suppliers of network-based geolocation systems capable of providing wireless operators with the equipment and software necessary to locate wireless E-911 callers, as mandated by the Federal Communications Commission (FCC). Andrew believes its network-based GEOMETRIX product is capable of exceeding the accuracy and reliability requirements set by the FCC for E-911 networks. The system can locate calls that transition between analog and digital sites, as well as calls in which the caller is a subscriber, roamer or non-subscriber. The GEOMETRIX product can be used with all air interfaces including AMPS, TDMA, CDMA, GSM and iDEN, and requires no changes in wireless service and no modifications or replacement of existing handsets. In addition, the system was designed to accommodate a variety of location-based services, such as fleet management, concierge services, mobile commerce, wireless information directories and other location dependent services.

Included as part of Network Solutions are engineering and consulting services offered under the Comsearch name brand. Comsearch is a leading provider of frequency planning and coordination services as well as spectrum management consulting and field engineering services. Andrew engineering expertise in spectrum sharing, microwave and satellite interconnectivity and regulatory license administration has enabled the company to develop a broad client base of operators, OEMs, broadcast, cable and private industry telecommunications users. The company’s spectrum sharing software is currently licensed and utilized by major operators and consultants to perform analysis in most domestic markets, and its software for microwave system design and administration is operational in Asia, Europe, North America and South America.

Andrew also provides INVEX3GTM test equipment as well as analysis software that measures and analyzes radio transmission characteristics for optimization of wireless communications networks.

Wireless Innovations

Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive and include both complete systems and individual components. These products support coverage and capacity enhancement for both operators and OEMs. Andrew provides turnkey systems and customized product applications for major projects throughout the world such as highway tunnels, subway and railway systems tracks and tunnels, shopping centers, airports and convention centers. This group of products addresses three main applications: coverage extension; coverage enhancement; and capacity relief for 1G systems, 2G networks (road tunnels/railways/stadium/buildings), 3G network elements (Pico Node-B), 2G-2.5G-3G shared networks with neutral hosts, public safety wireless networks (Tetra-European standard public safety network), and distributed antenna systems to OEMs.

Andrew provides a full line of RF repeaters and optical distribution systems for use in wireless communications systems, where physical structures or geographic constraints cause low RF signal strength. They can also be used as an efficient and low-cost alternative to base stations in areas where coverage is more critical than additional capacity. These products can be used for both single and multi-operator applications. The company’s systems are available in a wide frequency range from 450 MHz to 2500 MHz and support all wireless technologies. Andrew’s systems have features and functions that allow operators to remotely monitor and adjust these systems.

Andrew offers a wide array of coverage products consisting of both passive and active components that extend wireless network coverage into buildings and other areas where it is difficult to get wireless reception. The company’s active in-building products include Andrew’s Britecell®, a fiber optic based distributed antenna system that targets lower power indoor coverage, and the MMR optical distraction system that targets high power urban and rural solutions. Andrew extends its active offering with a complement of passive components including antennas, cable, hybrid couplers, combiners, power splitters, cable taps and termination loads. Andrew Cell-Max™ antennas are especially designed for in-building use and are omnidirectional or directional, single or multibanded to provide high reliability and low cost. Andrew’s Radiax® coaxial cables, connectors and accessories are especially designed and customized for in-building coverage. Radiax® is a coaxial cable with slots in the outer conductor that allow for RF coverage in buildings and tunnels. Andrew also offers small specialty cables that meet stringent fire codes and are flexible enough to bend around corners and over walls for in-building applications.

International Activities

Andrew’s international operations represent a substantial portion of its overall operating results and asset base. Principal manufacturing facilities are located in Brazil, Canada, China, Czech Republic, Germany, India, Italy, Mexico, Scotland, and the United States. Many of Andrew’s plants ship manufactured goods to export markets.

During fiscal 2004, sales of products exported from the United States or manufactured abroad were $983 million or 53% of total sales compared with $611 million or 60% of total sales in fiscal 2003 and $456 million or 53% of total sales in fiscal 2002. Exports from the United States amounted to $80 million in fiscal 2004, $73 million in fiscal 2003, and $38 million in fiscal 2002. Fiscal 2003 export sales increased due mainly to the impact of the Celiant acquisition in 2002. Fiscal year 2003 included a full year of Celiant’s power amplifier sales, which included significant amounts of exports from the United States.

Sales and income on a country-by-country basis can vary considerably year to year. Further information on Andrew’s international operations is contained in the “Segment and Geographic Information” Note 13 to the Consolidated Financial Statements.

Andrew’s international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets, as well as its political risk insurance, mitigate some of these risks.

Marketing and Distribution

Andrew’s wireless infrastructure sales organization is separated into groups that support worldwide OEM customers and regional operator customers. Andrew currently supports major OEMs, with dedicated global account teams focused solely on each OEM. These groups are responsible for all activity with these OEMs, including product design. They are also responsible for the global coordination of the company’s relationship with these OEMs. The operator and local OEM sales force is organized by region, with teams divided between the Americas, EMEA (Europe, Middle East, and Africa), Asia Pacific, and China. These regional teams are responsible for all accounts in the region, including the local offices of the worldwide OEMs, local OEMs, operators, and distributors. In addition, the United States has a team of salespeople focused exclusively on the major U.S. operators.

Andrew’s satellite communications sales organization promotes the company’s products to service providers, system integrators, Satcom OEMs and end users for broadcast, broadband, data and voice applications of satellite communications technology. This sales force is organized under three geographic areas: Americas, EMEA and Asia Pacific.

Andrew’s sales force is responsible for relationship management and has a broad range of knowledge of Andrew’s entire product line. Sales teams are trained to sell all of the company’s products. When greater product knowledge is needed, the sales teams bring in systems engineers. The sales team and systems engineers then work together to satisfy customer needs.

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

Major Customers

The company’s largest customers are OEMs and wireless service providers. In fiscal 2004, aggregate sales to the ten largest customers accounted for 55% of total consolidated sales compared to 49% in 2003 and 48% in 2002. Sales to Lucent Technologies were $249.4 million or 14% of the company’s total sales in fiscal 2004, compared to $165.4 million or 16% in 2003 and $94.8 million or 11% in 2002. In 2004, the top 25 customers accounted for 69% of total sales.

Manufacturing Locations

Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. In addition, the company utilizes contract manufacturers for certain base station subsystems products. Manufacturing facilities are located worldwide, sharing a company-wide commitment to quality and continuous improvement. Andrew has worked to ensure that its manufacturing processes and systems are based on the quality model developed by the International Organization for Standardization (ISO), and that identical management guidelines are used at different Andrew locations to produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. To date, forty Andrew locations have received ISO 9000 certification, the most widely recognized standard for quality management.

Andrew’s major manufacturing facilities are as follows:

North America: Orland Park, Illinois is Andrew’s principal manufacturing facility in the U.S. and is also the location of corporate headquarters. The Orland Park facility manufactures HELIAX® coaxial cable, connectors, cable assemblies, microwave transmission lines, air dielectric cable, CATV cable, and RADIAX® radiating cables. Other North American facilities include Whitby, Canada (cable assemblies, ESA and government antennas), Nogales, Mexico (cable assemblies and pressurization accessories and components) and Reynosa, Mexico, which was opened in 2003 for the manufacture of microwave, ESA and base station antennas.

With the acquisition of Allen Telecom, the company added the following manufacturing facilities in North America: Lynchburg, Virginia (geolocation systems), and Amesbury, Massachusetts (filters). In November 2003, the company acquired selected assets of Channel Master LLC, a designer and manufacturer of DBS (Direct Broadcast Satellite) and VSAT (Very Small Aperture Terminal) antennas and products. As part of this acquisition, the company leased Channel Master’s manufacturing facility in Smithfield, North Carolina. In 2004, Andrew’s acquisition of selected assets of MTS Wireless Components LLC added a steel components manufacturing facility in Euless, Texas.

Asia Pacific: The Suzhou, China facility manufactures HELIAX® coaxial cable, connectors, accessories, cable assemblies, filters, and base station antennas. The company added a filter manufacturing facility in Shenzhen, China as part of the Allen acquisition. In 2004, the company acquired a manufacturing facility in Yantai, China that manufactures drop cable for the cable television market. Power amplifier products are supplied by a third-party contract manufacturer in China. The company’s facility in Goa, India manufactures HELIAX® coaxial cable, connectors, accessories, and cable assemblies.

Europe: The Lochgelly, Scotland facility manufactures HELIAX® coaxial cable, elliptical waveguide, connectors, and accessories. The company’s recently opened facility in Brno, Czech Republic manufactures cable assemblies, flexible waveguide, and terrestrial microwave antennas. The Allen acquisition added significant facilities in Agrate and Capriate, Italy (filters), Buchdorf, Germany (repeaters and other wireless innovation products), and Faenza, Italy (fiber optic and in-building coverage systems).

South America: Andrew’s Sorocaba, Brazil facility provides Andrew products for the Central and South American markets. This facility manufactures Heliax® coaxial cable, connectors, accessories, cable assemblies, elliptical waveguide, base station antennas, and terrestrial microwave products.

Raw Materials and Components

The company’s products are manufactured from both standard components and parts that are built to the company’s specifications by other manufacturers. The company uses various raw materials such as copper, aluminum and plastics in the manufacture of its products. Copper, which is used to manufacture coaxial cable, represents a significant portion of the company’s costs and, as a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has negotiated copper purchase contracts with various suppliers to purchase approximately half of its forecasted copper requirements for fiscal year 2005. At September 30, 2004, the company had contracts to purchase 22.3 million pounds of copper for $22.9 million. Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

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

Research and Development

Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 2004, 2003 and 2002, Andrew spent $110.2 million, $84.2 million and $58.0 million, respectively, on research and development activities. A substantial amount of the 2004, 2003 and 2002 activities was focused on base station subsystems products.

Intellectual Property and Intangible Assets

As of September 30, 2004, the company had $64.0 million of intangible assets, net of accumulated amortization, made up of patents, technology, supply agreements and various other intangible assets that the company has acquired through acquisitions. Almost all of these intangible assets relate to patents, patent applications and related technology acquired with the Celiant and Allen Telecom acquisitions. Andrew’s internally developed intangible assets, such as patents, are not recorded on the balance sheet. Andrew holds approximately 766 active patents, expiring at various times between 2004 and 2028. Andrew attempts to obtain patent protection for significant developments whenever possible. Andrew believes that, while patents and other intangible assets in the aggregate are valuable to the company’s business, the company is not materially dependent on any one individual patent or intangible asset.

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

Representative competitors in the company’s five primary product groups are as follows:

Product Group	Representative Competitors
Antennas	Kathrein, RFS, EMS Technologies and Powerwave
Base Station Subsystems	Powerwave, Remec, RFS and Filtronic
Cable Products	RFS, NK, Huber + Suhner, Eupen, CommScope and Amphenol
Network Solutions	True Position, Qualcomm, Agilent Technologies and Comarco
Wireless Innovations	Powerwave, LGC Wireless and RFS

Backlog and Seasonality

The company’s backlog of orders believed to be firm and due to ship within the next year and beyond was $300.3 million and $327.3 million in 2004 and 2003, respectively. Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, the company can experience wide quarterly fluctuations in sales and income. These variations are expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

Environment

Andrew is committed to demonstrating the highest standard of global environmental management and achieving environmental best practices. Eight locations have been awarded certifications for ISO 14001, an international standard for environmental management systems. The company is committed to the continual improvement of its environmental management system and practices, including resource conservation and pollution prevention. Andrew engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such laws and regulations does not currently have a significant effect on the company’s capital expenditures, earnings, or competitive position. Andrew is making preparations to comply with the European Union Directive 2002/95EC on the Restriction of the use of certain Hazardous Substances in electrical and electronic equipment (RoHS) and with the Material Declaration requirements imposed under WEEE (Waste of Electrical & Electronic Equipment). The company has no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on its financial condition.

Employees

At September 30, 2004, Andrew had 9,408 employees, 3,658 of whom were located in the United States. Of these 9,408 employees, 1,546 employees were temporary workers, 871 of whom were located in the United States. None of Andrew’s employees are subject to collective bargaining agreements. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations.

Regulation

Although Andrew is not directly regulated by any governmental agency in the United States, most of its customers and the telecommunications industry, in general, are subject to regulation by the Federal Communications Commission (FCC). The FCC controls the granting of operating licenses, allocation of transmission frequencies and the performance characteristics of certain products. This regulation has not adversely affected Andrew’s operations. Outside of the United States, where many of Andrew’s customers are government owned and operated entities, changes in government economic policy and communications regulation have affected in the past and may be expected to affect in the future the volume of Andrew’s non-U.S. business. However, historically these regulations have not been detrimental to Andrew’s non-U.S. operations taken as a whole.

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

Unlike calls placed from landline telephones in the U.S., calls for emergency assistance from wireless phones historically have not been traceable to specific locations in many cases. In response to this public safety issue, the FCC issued a series of orders requiring that service providers implement a system to locate callers. Operators had to choose between satisfying the FCC’s requirements under a handset-based approach or a network-based approach or petition the FCC for a waiver allowing an extension to implement a hybrid or different approach. Implementation deadlines vary depending on the waivers and consent decrees granted by the FCC and whether the operator is choosing a network-based or a handset-based approach. For wireless service providers who choose network-based solutions, the rules specify responsibilities for coverage areas once the local public E-911 service has requested this service. Operators electing a handset-based approach are required to have a 95% penetration of all handsets with geolocation capability by December 31, 2005. Some smaller service providers are seeking waivers and/or delays in the FCC’s implementation of these requirements. Andrew offers a network-based system for locating wireless phone users making E-911 calls. The company’s sales of this product will be affected by any changes in the FCC’s E-911 rollout or other requirements, by the decisions of service providers to use network-based, handset-based or other E-911 systems, and the timing of requests made by local public E-911 services.

Government Contracts

Andrew does not have material contracts that are subject to renegotiation of profits or termination at the election of any governmental agency.

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

Andrew maintains a corporate governance page on the company’s website. This website includes, among other items, the Andrew Corporation Operating Principles for the Board of Directors, charters of each committee of the Board, the Andrew Code of Conduct and information regarding the company’s Whistleblower Policy. The corporate governance information can be found at www.andrew.com.

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

		Approximate
		Floor Area in
Location	Owned/Leased	Square Feet
Smithfield, North Carolina	Leased	738,300
Orland Park, Illinois	Owned	590,000
Addison, Illinois	Leased	201,000
Richardson, Texas	Owned	100,000
Cheshire, Connecticut	Leased	95,000
Warren, New Jersey	Leased	93,000
Euless, Texas	Leased	83,500
Amesbury, Massachusetts	Leased	78,000
Forest, Virginia	Owned	75,000
Ashburn, Virginia	Leased	67,400

U.S. sub-total		2,121,200

Suzhou, China	Owned	268,000
Reynosa, Mexico	Owned	266,000
Shenzhen, China	Leased	165,500
Brno, Czech Republic	Leased	142,000
Lochgelly, Fife, United Kingdom	Owned	132,000
Sorocaba, Sao Paulo, Brazil	Owned	118,900
Buchdorf, Germany	Owned	108,700
Whitby, Ontario, Canada	Owned	101,000
Yantai, China	Owned	97,700
Goa, India	Leased	92,000
Campbellfield, Victoria, Australia	Leased	75,000
Capriate, Italy	Leased	75,000
Nogales, Mexico	Leased	66,000
Agrate, Italy	Owned	64,000

Non-U.S. subtotal		1,771,800

TOTAL		3,893,000

Andrew owns approximately 400 acres of land. Generally the company’s manufacturing and distribution facilities are located on this land. Of this total, approximately 200 acres are unimproved, including 98 acres in Ashburn, Canada, used for operations of the Whitby, Canada facility.

Item 3. Legal Proceedings

Information concerning this item is included in footnote 10 to the Consolidated Financial Statements, Commitments and Contingencies.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters that required a vote of security holders during the three months ended September 30, 2004.

Additional Item — Corporate Officers of the Registrant

The following information relates to the executive officers of the company.

PAUL R. COX, 45, group president, satellite communications, joined Andrew Corporation in September 2000 as vice president, satellite products/systems and government antennas. Prior to joining Andrew, he was senior vice president and general manager of the Space & Technology Group/Atlanta at EMS Technologies, Inc. He holds a Bachelor of Science in Electrical Engineering (BSEE) from Auburn University and a Master of Science (MS) in the same discipline from Southern Methodist University.

JOHN E. DESANA, 55, group president, antenna and cable products, joined Andrew in March 1991 as operations manager, HELIAX® cable products, and became vice president, HELIAX® cable and accessories, in November 1996. Prior to joining Andrew, he was employed by Litton Industries and Belden Wire and Cable. He graduated from Xavier University with a Bachelor of Arts (BA) in economics.

JOHN R.D. DICKSON, 49, vice president, global information systems since 1996, joined Andrew in 1975 and has held numerous management positions in engineering, business development, marketing and business unit management. He holds a Higher National Diploma (HND) in physics from Napier University, Edinburgh, Scotland.

RALPH E. FAISON, 46, president and chief executive officer, joined Andrew in June 2002 as president and chief operating officer. He was formerly president and chief executive officer of Celiant Corporation since June 2001. Prior to joining Celiant, he was vice president of New Ventures Group at Lucent Technologies from 1997. Previously, he was vice president of advertising and brand management. Prior to Lucent, he held various positions at AT&T, including vice president and general manager of AT&T’s wireless business unit and manufacturing vice president for its consumer products unit in Bangkok, Thailand. He holds a Bachelor of Science (BS) in marketing from Georgia State University and a MS in management from Stanford University. He is a member of the board of directors for Andrew Corporation, WatchMark Corporation, NETGEAR, Inc., the Executive Club of Chicago, and Board of Advisors for New Venture Partners LLC, the general partner of New Venture Partners II LP.

TERRY N. GARNER, 55, group president, network solutions, served as president of Grayson Wireless, a division of Allen Telecom, Inc., since 1986. Prior to founding Grayson Wireless, he spent fifteen years with General Electric Mobile Communications in Lynchburg, Virginia. He graduated with a BSEE from Louisiana State University.

M. JEFFREY GITTELMAN, 56, vice president and treasurer, joined Andrew in 1992. Previously, he was vice president and treasurer of Holnam Inc. and assistant treasurer of Storage Technology Corporation. He holds a Bachelor of Business Administration (BBA) in finance from Hofstra University and a Master of Business Administration (MBA) from Adelphi University. He is a member of the National Association of Corporate Treasurers organization.

DANIEL J. HARTNETT, 48, vice president, tax, joined Andrew in April 1997 as director of tax and was elected vice president in July 2003. Prior to joining Andrew, he was employed by Sara Lee Corporation and the public accounting firm of Touche Ross. He holds a Juris Doctorate (JD), Master of Science and Tax (MST) from DePaul University and a BS from Northern Illinois University. He is a member of the Illinois Bar, the American Institute of Certified Public Accountants (AICPA) and Tax Executives Institute.

J.C. HUANG, 46, chief technology and strategy officer and head of corporate development, joined Andrew in August 2003. He has over twenty years’ experience in various roles in the wireless industry. He was a managing director of Ericsson Venture Partners, a management consultant with McKinsey & Co., and a principal scientist at Raytheon. He holds a BA in physics from Swarthmore College, a PhD in applied physics from Cornell University and a MBA in finance from the Wharton School.

ROBERT J. HUDZIK, 55, interim group president, wireless innovations, joined Andrew in July 1996. He previously held the positions of vice president, corporate development and vice president, business development for Andrew. Prior to joining Andrew, he was director, marketing and sales, network services for PTT Telecom (now KPN) in the Netherlands from 1994 until 1996. Prior to KPN, he was vice president, marketing for Ameritech Services from 1990 to 1994 and held various other marketing, operations and engineering positions for Ameritech from 1970 to 1990. He holds a BSEE from the University of Illinois at Urbana and a MBA from the University of Chicago.

MARTY R. KITTRELL, 47, chief financial officer, joined Andrew in June 2002 as vice president, strategic planning. He was formerly vice president and chief financial officer of Celiant Corporation. Between 1997 and 2000, he held various executive positions at BlueStar Battery Systems International, Worldtex, Inc. and Enfinity Corporation. Prior to that, he was vice president and chief financial officer from 1989 to 1997 of Exide Electronics Group, Inc. He holds a BS in accounting from Lipscomb University. He is a CPA, member of Financial Executives International (FEI), National Investor Relations Institute and AICPA.

JAMES L. LEPORTE III, 50, vice president, sales operations, joined Andrew in July 2003. He was formerly vice president, finance of Allen Telecom Inc. since 1999. Prior to 1999, he was vice president, treasurer and controller from 1995 to 1999 and vice president and controller from 1990 to 1995 at Allen and he also held several managerial positions with Allen Telecom from 1981 to 1990. Prior to Allen, he was employed by General Electric Company where he held various financial management positions and graduated from GE’s financial management program. He holds a BA in economics from Hamilton College.

FRED H. LIETZ, 49, vice president, procurement, joined Andrew in December 2000 from the consumer goods industry where he was employed by Philips in Europe and later by Whirlpool Corporation in the US. He holds a degree in business administration from IHK, Stuttgart, Germany.

ROGER J. MANKA, 42, group president, worldwide sales, joined Andrew in January 2004 from Commworks, a 3Com company, where he was vice president of worldwide sales. He has nearly 20 years’ experience in selling systems, products and services in the wireless, wireline, voice applications and packet infrastructure markets. Prior to Commworks, he held the following positions: vice president carrier business sales, vice president global account, vice president systems products group as well as other positions of increasing sales management responsibilities at 3Com, Inc. in Santa Clara, CA and U.S. Robotics, Inc. in Skokie, IL. He holds a BS degree in marketing from the University of Illinois at Chicago.

CARLETON (MICKEY) MILLER, 41, group president, base station subsystems, joined Andrew in June 2004. He came to Andrew from Tyco, where he was vice president of Tyco Electronics Power Systems. Prior to joining Tyco, he was vice president of telecom sales for Alpha Technologies, vice president of OEM sales for General Signal Best Power Division, and held various leadership positions at AT&T Microelectronics. He holds a MBA in finance and marketing from Rockhurst College, studied finance at the London Business School and holds a BS in industrial engineering from the University of Missouri.

MARK A. OLSON, 46, vice president, corporate controller and chief accounting officer, joined Andrew in 1993 as group controller. He was named corporate controller in 1998, vice president and corporate controller in 2000 and chief accounting officer in 2003. Prior to joining the company, he was employed by Nortel and Johnson & Johnson. He received a BA in accounting and Spanish from Lewis University and a MBA from DePaul University. He is a CPA and a member of the AICPA and the Illinois CPA Society.

JAMES F. PETELLE, 53, vice president, law and secretary, joined Andrew as secretary and general attorney in 1990. He was elected vice president in February 2000. Before joining Andrew, he was senior attorney with A. B. Dick Company. He holds a BA in psychology from the University of Notre Dame and a JD from the University of Michigan.

KAREN A. QUINN-QUINTIN, 46, vice president and chief human resources officer, joined Andrew in July 2003. She has over 20 years’ experience in human resources, most recently as vice president, human resources for Textron Industrial Products. Prior to joining Textron, she worked for Johnson & Higgins, Sheaffer Eaton and Massachusetts Mutual Life Insurance Company, holding positions in benefits, compensation and group pensions. She has completed Advanced Management Programs at both Harvard and Wharton and holds a BA in criminal justice and political science from Stonehill College.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Andrew’s common stock is traded on the National NASDAQ Market and the Chicago Stock Exchange, under the symbol ANDW.

Andrew had 4,311 holders of common stock of record at December 7, 2004.

Information concerning the company’s stock price during the years ended September 30, 2004 and 2003 is included in footnote 14 to the Consolidated Financial Statements, Selected Quarterly Financial Information (Unaudited). All prices represent high and low daily closing prices as reported by NASDAQ.

It is the present practice of Andrew’s Board of Directors to retain earnings in the business to finance the company’s operations and investments, and the company does not anticipate payment of cash dividends on common stock in the foreseeable future.

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of September 30, 2004 the company had repurchased approximately 17.0 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. Included in the 17.0 million shares repurchased are 225,000 shares repurchased in the first quarter of 2004 for $2.5 million. No shares were repurchased during the second, third, or fourth quarters of 2004.

Item 6. Selected Financial Data

Andrew Corporation
Five-Year Financial Highlights Summary
(in thousands, except per share data)

	2004[1]		2003[1,2]		2002[2]		2001	2000
Sales	$1,838,749		$1,014,486		$864,801		$935,276	$902,898
Gross profit	450,656		275,145		237,708		309,909	322,322
Income from continuing operations before income taxes[4]	48,923		23,326		13,070	[3]	101,392	129,139
Income from continuing operations	32,985		18,704		10,492	[3]	68,948	87,815
Net income (loss)	32,985		15,520		(26,379)[3]		61,622	79,601
Preferred stock dividends	707		6,459		—		—	—
Net income (loss) available to common shareholders	32,278		9,061		(26,379)[3]		61,622	79,601
Basic and diluted income from continuing operations	$0.20		$0.11		$0.12	[3]	$0.85	$1.08
Basic and diluted loss from discontinued operations	$—		($0.03)		($0.42)[3]		($0.09)	($0.10)
Basic and diluted net income (loss) per share	$0.20		$0.08		($0.30)[3]		$0.76	$0.98
Current assets	$990,923		$889,432		$477,183		$555,510	$524,681
Goodwill and intangible assets, less amortization	932,066		914,484	[5]	443,639	[5]	44,782	37,799
Total assets	2,240,945		2,073,233		1,123,666		857,732	817,197
Current liabilities	378,839		273,958		236,570		179,428	174,023
Long-term obligations	339,232		375,305	[6]	41,852		77,654	100,229
Total equity	$1,522,874	[8]	$1,423,970	[7,8]	$845,244	[7]	$600,650	$542,945

1.	The results for 2004 and 2003 include the July 2003 acquisition of Allen Telecom.

2.	The results for 2002 include the June 2002 acquisition of Celiant, which also drove the increase in sales in 2003.

3.	In 2002 the company recognized restructuring charges of $36.0 million pre-tax and $25.2 million after-tax. Also included in 2002 is an after-tax loss on the disposal of discontinued operations of $26.4 million.

4.	Pre-tax amortization expense of intangible assets included in 2002, 2003 and 2004 was $5.1 million, $19.2 million and $38.3 million, respectively. Prior to 2002 amortization of intangible assets was immaterial.

5.	The increase in goodwill and intangible assets in 2002 was primarily due to the Celiant acquisition and the increase in 2003 was primarily due to the Allen Telecom acquisition.

6.	Long term obligations increased in 2003 primarily due to the company issuing $240.0 million of convertible subordinated notes.

7.	The 2002 increase in equity was primarily due to the 16.3 million shares of common stock issued in the Celiant acquisition. The 2003 increase in equity was primarily due to the 55.2 million shares of common stock issued in the Allen Telecom acquisition.

8.	Total equity includes redeemable convertible preferred stock of $9.2 million in 2003 and $6.0 million 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following a three-year decline in the wireless infrastructure industry, the company saw a resumption of growth beginning in the second half of 2003 and continuing throughout 2004. With the acquisition of Celiant in June 2002 and Allen Telecom in July 2003, the company positioned itself as the leading end-to-end wireless equipment subsystems provider for the radio frequency (RF) footprint. The impact of these acquisitions and positive industry trends, such as network expansion and upgrades and continued emerging market growth, resulted in significant sales growth in 2004.

Sales in 2004 were a record $1.84 billion, up 81% or $824 million compared to 2003. The majority of the sales increase was driven by the full year impact of the Allen Telecom acquisition ($380 million or 38%) and growth in the wireless infrastructure market ($320 million or 32%), as wireless operators increased their investments in network upgrades and expansion. While the company believes it is able to quantify the impact of these two key growth drivers on a consolidated basis, the rapid integration of Allen Telecom’s products and operations into those of the company has made it impractical to do so at the product group level. In addition, the introduction of new products within the satellite broadband market and growth within this market increased Satellite Communications sales by $124 million to $209 million in 2004. Net income available to common shareholders for 2004 was $32 million, or $0.20 per share, compared with net income of $9 million, or $0.08 per share, in 2003. In 2002, the company initiated plans to restructure and discontinue several non-strategic businesses, which resulted in a $52 million after-tax charge in 2002. As a result of these charges the company recognized a net loss of $26 million, or $0.30 per share. The company has completed all major activities under these plans and believes that these initiatives, combined with the Allen Telecom merger integration plan, will provide substantial on-going cost savings and benefits in the future.

Outlook

The company believes there are signs of increased confidence in the market. Increasing minutes of use (MOU), global subscribers and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless operators around the globe to place a greater emphasis on capital expenditures devoted to the RF footprint. Wireless operators are moving beyond catch-up capital expenditures to business development and long-term strategic network planning. The company believes positive industry trends, combined with its industry leading product portfolio, improving operational performance and financial strength, strategically position the company for continued success in 2005.

Sales by Major Product Group

		%		%		%
Dollars in millions	2004	change	2003	change	2002	change
Antennas	$499	98%	$252	5%	$241	(25%)
Base Station Subsystems	473	100%	236	146%	96	na
Cable Products	558	27%	440	(13%)	505	(13%)
Network Solutions	186	323%	44	na	na	na
Wireless Innovations	123	193%	42	83%	23	(18%)

Total Sales	$1,839	81%	$1,014	17%	$865	(7%)

Antennas sales were $499 million for 2004, up 98%, or $247 million, from the prior year. This increase was driven by the full year impact of the Allen Telecom acquisition, growth in the wireless infrastructure market and a $124 million increase in Satellite Communications sales. Antenna sales, especially base station antennas, increased due to wireless infrastructure growth supporting network upgrades and expansion. In 2004, the company acquired selected assets of Channel Master LLC., a manufacturer of antenna-related products for the consumer Direct Broadcast Satellite market. This acquisition along with other new product offerings has allowed the company to significantly increase sales to the broadband satellite market. Antennas accounted for 27% of sales in 2004, 25% in 2003 and 28% in 2002.

Base Station Subsystems sales were $473 million, up 100%, or $237 million, from the prior year due to the Allen Telecom acquisition and increased Original Equipment Manufacturer (OEM) sales to support network capacity and upgrades. The addition of Allen Telecom’s filter products and the increase in power amplifier sales as a result of the June 2002 acquisition of Celiant drove the substantial growth in this product group. Base Station Subsystems accounted for 26% of sales in 2004, 23% in 2003 and 11% in 2002.

Cable Products sales were $558 million, up 27% from the prior year due primarily to increased wireless operator capital expenditures for network coverage and expansion. Cable Products accounted for 30% of sales in 2004, 44% in 2003 and 58% in 2002. With an industry leading market share and a more mature market for coaxial cable, the growth rate for Cable Products is less robust than other components of the RF footprint. In 2004, the company made two asset acquisitions that expanded its product offering in the Cable Products group. The company acquired selected assets of MTS Wireless Components LLC, a supplier of cable accessories, and Yantai Fine Cable Company to expand the company’s addressable market into broadband cable TV.

Network Solutions sales were $186 million, up 323% from the prior year, due primarily to the full year impact of sales relating to the acquisition of Allen Telecom. Network Solutions accounted for 10% of sales in 2004 and 4% in 2003. The primary product for Network Solutions is geolocation infrastructure. The company anticipates that sales for geolocation products will decline in 2005 as wireless operators meet FCC mandated requirements for E-911 caller location capabilities.

Wireless Innovations sales were $123 million in 2004, up 193% from the prior year due primarily to the full year impact of sales relating to the acquisition of Allen Telecom. Wireless Innovations accounted for 7% of sales in 2004, 4% of sales in 2003 and 3% of sales in 2002. The company believes that third generation wireless networks will require an increased need for products that support greater coverage and dense urban environment distribution.

The top 25 customers accounted for 69% of sales in 2004 and 65% of sales in 2003. Major OEMs accounted for 41% of sales in 2004 and 10 of the top 25 customers were OEMs. Lucent Technologies was the only customer accounting for more than 10% of sales in 2004 and 2003.

Beginning in fiscal 2005, the company reorganized its major product groups. The company believes the reorganized product group structure will strengthen its commitment to the specific needs of customers around the world, while providing increased focus to a rapidly growing market for satellite communications infrastructure. Historical results under the new product group structure have been summarized below:

Sales by Major Product Group

		%		%		%
Dollars in millions	2004	change	2003	change	2002	change
Antenna and Cable Products	$823	36%	$605	(7%)	$654	(19%)
Base Station Subsystems	498	109%	238	148%	96	na
Network Solutions	186	323%	44	na	—	na
Satellite Communications	209	146%	85	(8%)	92	(4%)
Wireless Innovations	123	193%	42	83%	23	(18%)

Total Sales	$1,839	81%	$1,014	17%	$865	(7%)

Sales by Major Geographic Region

		%		%		%
Dollars in millions	2004	change	2003	change	2002	change
Americas	$1,043	90%	$549	7%	$511	(6%)
Europe, Middle East, Africa (EMEA)	541	95%	278	46%	190	6%
Asia Pacific	255	36%	187	14%	164	(23%)

Total Sales	$1,839	81%	$1,014	17%	$865	(7%)

Sales in 2004 increased across all regions driven by the impact of the Allen Telecom acquisition, wireless infrastructure growth supporting wireless operator network upgrades and new products introduced within the broadband satellite market. In the Americas, sales were $1,043 million, up 90% from the prior year, and represented 57% of sales in 2004.

After three years of declining capital expenditures, the North American wireless infrastructure market increased in the last part of 2003 and into 2004. Wireless operators spent on network quality and capacity improvements to meet increased subscriber and network demands. In the second half of 2004, North American wireless infrastructure spending decreased due to what the company believes to be the near term impact of operator consolidation and network rationalization. The significant increase in sales to the Americas in 2004 is also due to the company’s new satellite broadband product offering, which is predominantly sold in the United States.

EMEA sales were $541 million, up 95% from the prior year, and represented 29% of sales in 2004. EMEA sales are mainly in the European market, which has continued to experience solid growth as operators continue to expand and upgrade their networks from 2G to 3G. Asia Pacific sales were $255 million, up 36% from the prior year, and represented 14% of sales in 2004. The company anticipates that sales in Asia Pacific will grow at a faster rate than other major geographic regions in the future. The Asia Pacific region offers significant opportunities in China and India. The company anticipates that the Chinese government will award 3G licenses in 2005, which will further enhance the growth potential in China. The company’s local manufacturing capabilities and strong presence in India position the company to meet the needs of this large and rapidly developing region.

Gross profit as a percentage of sales was 24.5% in 2004, 27.1% in 2003 and 27.5% in 2002. Included in cost of goods sold for 2002 was $11 million of restructuring costs related to inventory write-downs. Gross margins decreased from 2002 to 2003 due to weak spending in the wireless infrastructure market and a change in product mix that resulted from the 2002 acquisition of Celiant. In 2004, an evolving product mix, startup costs for new products and new manufacturing facilities, and an increase in international sales of Cable Products resulted in a lower gross profit margin. The company’s gross profit margin continues to fluctuate as the company evolves from primarily a passive components subsystem supplier into a full-systems integrated product supplier. The company anticipates that gross profit margins will improve by at least 100 basis points in 2005, assuming a stable product mix.

Gross profit margins can vary across the company’s major product groups. Generally, Network Solutions and Wireless Innovations are above the corporate average, and both of these product groups saw positive margin growth as sales increased in 2004. Cable Products margins also exceed the corporate average, but have generally declined over the last three years due to competitive market conditions and higher raw material costs. The company uses copper, steel and petro-chemicals in the manufacture of its Cable Products, and the costs of these commodities have increased significantly in 2004. The company expects to partially offset the impact of higher raw material prices in 2005 with a recently announced increase in cable pricing. In addition, a higher proportion of cable sales in 2004 were to international markets. This negatively impacted gross margin as North American wireless operators generally use larger diameter, higher margin cable in their networks, while many international markets use a narrower diameter, lower margin cable.

The company’s Base Station Subsystems product group is comprised of active components such as filters and power amplifiers that carry a slightly lower gross margin than the overall corporate average. The company anticipates improving Base Station Subsystems margins as more of the manufacturing and sourcing of these products is moved to lower cost manufacturing facilities. The company’s lowest margin product group is Antennas. Antenna products gross margins were negatively impacted in 2004 by start-up costs associated with the company’s new satellite broadband products and two new facilities in Mexico and the Czech Republic. The company anticipates realizing improved gross margins in 2005, having completed the relocation of manufacturing operations to these facilities.

Operating expense as a percentage of sales decreased to 21% of sales in 2004, down from 25% in each of 2003 and 2002. Higher sales volume, synergies resulting from the Allen Telecom acquisition and cost savings from the company’s restructuring efforts drove expenses down as a percentage of sales. Total operating expenses increased 55%, or $138 million, in 2004 due primarily to the impact of the Allen Telecom acquisition, continued investment in research and development, increased intangible amortization expense, and a loss on the sale of assets. Total operating expense increased 14% in 2003 primarily due to increased research and development expense and intangible amortization.

Research and development expense increased $26 million, or 31%, in 2004 and $26 million, or 45%, in 2003. The company continues to invest in the development of new and innovative products such as remote electrical downtilt antennas, pico node-B and integrated product offerings. In fiscal year 2004, the company devoted 55% of total research and development spending to its Base Station Subsystems group. The 45% increase in research and development expense in 2003 was primarily due to increased spending as a result of the 2002 acquisition of Celiant. As a percentage of sales, research and development decreased to 6% in 2004 from 8% in 2003 and 7% in 2002. The company expects research and development expense to decline slightly to less than 6% of sales in 2005, as the company continues to rationalize and focus its research and development efforts.

Sales and administrative expense as a percentage of sales was 12% in 2004, 15% in 2003 and 16% in 2002. The 2004 decrease as a percentage of sales was due to higher sales volumes and the impact of cost savings from the company’s restructuring and Allen Telecom integration programs. Sales and administrative expense increased $69 million, or 46%, in 2004 and $9 million, or 6%, in 2003. The increase in 2004 reflects the full year impact of expense from the acquisition of Allen Telecom, increased sales and marketing expenses due to higher sales volumes, expenditures for global deployment of IT systems to integrate Allen Telecom’s operations and additional incentive compensation costs. The 6% increase in 2003 was due primarily to the increase in expenses resulting from both the Allen Telecom and Celiant acquisitions. The company anticipates that the Allen Telecom merger integration and other cost cutting initiatives will allow the company to reduce sales and administrative expense to less than 11% of sales in 2005.

Intangible amortization increased to $38 million in 2004 up from $19 million in 2003 and $5 million in 2002. Amortization is due almost entirely to intangible assets acquired in the Allen Telecom and Celiant acquisitions. The company anticipates that amortization expense will decrease to $21 million in 2005, as some of the intangible assets acquired with the Celiant acquisition become fully amortized.

Restructuring expense was $11 million, $9 million and $25 million in 2004, 2003 and 2002, respectively. In 2002, the company initiated a restructuring plan to consolidate its operations into fewer, more efficient facilities and open two new manufacturing facilities in Mexico and the Czech Republic. When the company initiated its restructuring efforts, it incurred pre-tax charges of $36 million, consisting of inventory provisions of $11 million that were charged to cost of products sold and an operating expense charge of $25 million. The company incurred additional charges of $9 million in 2003 and $11 million in 2004 under these plans primarily for additional severance and lease cancellation costs.

Loss on the sale of assets was $10 million in 2004, compared to gains of $12 million and $9 million in 2003 and 2002. As part of the company’s on-going efforts to rationalize under-performing or non-strategic assets, the company has completed several asset sales over the last three years. In 2004, the company recognized a loss on the disposal of assets of $10 million, primarily due to the sale of two product lines. The company sold selected assets from its broadcast manufacturing operations and wrote down selected assets of its mobile antenna product line to fair value, which were subsequently sold in October 2004. In 2003, the company recognized a gain of $12 million from the sale of assets, due to gains on the sale of unimproved land in Orland Park, Illinois and from the sale of the company’s Denton, Texas manufacturing facility. In 2002, the company recognized a $9 million gain on the sale of its interest in a group of Russian telecommunication companies.

Other expense was $14 million, $3 million, and $5 million in 2004, 2003 and 2002, respectively. Interest expense increased to $15 million in 2004 from $6 million in 2003 due to a full year of interest on the $240 million of convertible notes issued in August 2003 and the additional long-term debt assumed from Allen Telecom in July 2003. Interest expense was relatively unchanged from 2002 to 2003. Interest income was $3 million in 2004, $2 million in 2003 and $4 million in 2002. Interest income has fluctuated over the last three years based on average cash and short-term investment balances. Other expense (income) net was expense of $2 million in 2004, income of $2 million in 2003 and expense of $4 million in 2002. The largest item in other expense (income) net is foreign exchange gains and losses. In 2004, the weakening of the U.S. dollar against major currencies, primarily the euro, generated foreign exchange losses which resulted from net U.S. dollar denominated assets at certain of the company’s foreign subsidiaries where the euro is the functional currency.

Income taxes as a percentage of pre-tax income from continuing operations was 32.6% in 2004, 19.8% in 2003 and 19.7% in 2002. The effective tax rate for 2004 was lower than the statutory rate due to the favorable impact of foreign earnings taxed at lower statutory rates and the resolution of certain tax matters. The lower effective tax rates in 2003 and 2002 also reflect benefits related to the utilization of capital loss carryforwards and significantly higher benefits related to export sales.

The company expects the effective tax rate for 2005 to be approximately 35%. This rate could be materially affected by the impact of earnings mix in foreign countries where the statutory rates are higher or lower than the federal statutory rate, by changes in the valuation of deferred tax assets or liabilities, or by changes in tax laws. The company is subject to examination of our tax filings by the Internal Revenue Service and other taxing authorities. The company regularly reviews and assesses the potential outcome of these examinations to determine the adequacy of its tax provisions.

The company is currently reviewing various provisions of the American Jobs Creation Act of 2004 to determine the potential impact on its 2005 provision for income taxes. While the Act’s repeal of certain export sales benefits is not expected to have a material impact on the company’s results, the company is currently reviewing repatriation provisions and assessing the potential tax impact of the new legislation in this regard.

Discontinued operations resulted in a loss from operations of $3 million in 2003 and $10 million in 2002. The company discontinued three non-strategic businesses, closing its satellite modem business in September 2002 and selling its shelter and wireless accessories businesses in the first quarter and second quarter of 2003, respectively. In 2002, the company incurred a $26 million charge to reduce the net assets of these businesses to their fair value. The disposition of these businesses in 2003 resulted in no significant differences from the company’s original estimates.

Net income available to common shareholders includes preferred stock dividends of $0.7 million and $6 million in 2004 and 2003, respectively. As part of the Allen Telecom acquisition, the company issued 991,000 shares of convertible preferred stock, issuing one share for each share of Allen Telecom convertible preferred stock. In 2004, the company paid dividends of $0.7 million, comprised of a regular quarterly dividend of $0.5 million and conversion premium payments of $0.2 million to induce conversion of 63,000 shares of preferred stock into 730,000 shares of the company’s common stock. In 2003, the company paid $6 million of dividends, comprised of a regular quarterly dividend of $1 million and conversion premium payments of $5 million to induce early conversion of 807,000 shares of preferred stock into 9.3 million shares of the company’s common stock.

Liquidity

The company has maintained its strong balance sheet and reduced its outstanding debt by $22 million during 2004. Cash and cash equivalents were $189 million at September 30, 2004, compared to $286 million at September 30, 2003. Working capital was $612 million at September 30, 2004, compared to $615 million at September 30, 2003.

In 2004, the company filed a universal S-3 shelf registration that allows the company to publicly issue up to $750 million of debt or equity. This shelf registration gives the company the flexibility to take advantage of strategic initiatives and other favorable long-term opportunities to enhance liquidity. The company has a revolving credit facility that at September 30, 2004 had no outstanding borrowings and allowed the company to borrow up to $113 million. Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs for the foreseeable future.

Net cash from operations was $46 million, $62 million and $155 million in 2004, 2003 and 2002, respectively. The decrease in cash from operations in 2004 was due to working capital needs, specifically increased inventory levels and accounts receivable, to support the higher level of sales volume.

In 2004, cash flow from operations was driven by net income of $33 million, $103 million of non-cash charges for depreciation and amortization, cash restructuring costs of $13 million, a non-cash loss on the sale of assets of $6 million and a net change in operating assets and liabilities that resulted in an $83 million decrease in cash flow. Increased sales resulted in an increase in accounts receivable, reducing cash flow by $72 million. Days sales in billed receivables (DSO) decreased to 74 days at September 30, 2004, compared to 80 days at September 30, 2003 and 72 days at September 30, 2002. In 2004, the company increased inventory levels to meet increased demand, resulting in a $78 million decrease in cash flow. The increase in inventory resulted in higher accounts payable balances, which increased cash flow by $81 million.

In 2003, the $62 million of cash flow from operations was driven by net income of $16 million, $74 million of non-cash charges for depreciation and amortization, cash restructuring charges of $6 million, cash generated from discontinued operations of $5 million and a net change in operating assets and liabilities that resulted in a $14 million decrease in cash flow.

Net cash used for investing activities was $129 million in 2004 and $170 million in 2002. In 2003, the company generated $39 million from investing activities due primarily to the $96 million of cash acquired from the all-stock acquisition of Allen Telecom.

The company spent $72 million on capital expenditures in 2004, compared to $32 million in 2003 and $41 million in 2002. The increase in 2004 was due primarily to investment in new manufacturing facilities in Mexico and the Czech Republic, expenditures to improve and integrate Allen Telecom’s manufacturing and IT systems, increased test equipment to support increased Base Station Subsystems sales, and investment in software development for new product offerings.

In 2004, the company spent $23 million on two acquisitions, acquiring selected assets of Channel Master LLC. and Yantai Fine Cable. In addition, the company acquired MTS Wireless Components LLC in 2004 for 1.6 million shares of common stock. In 2003, the company acquired Allen Telecom in a stock-for-stock transaction valued at $495 million. The company incurred $48 million of cash costs to complete this merger and acquired Allen Telecom’s cash and cash equivalents of $96 million. In 2002, the company paid $240 million for acquisitions and received $59 million of cash as part of the Celiant acquisition. In 2002, the company acquired Celiant for $481 million consisting of 16.3 million shares of the company’s common stock valued at $267 million and cash of $214 million. Also in 2002, the company used an additional $25 million of cash on three smaller acquisitions.

In 2004, the company paid $32 million in cash to settle patent infringement litigation with TruePosition Inc. as part of litigation brought against Allen Telecom prior to the acquisition by the company. The total cost of this settlement was $43 million, which includes future cash payments of $3 million and one million warrants that allow TruePosition to purchase one million shares of the company’s common stock for $17.70 a share. This settlement was accounted for as an increase in liabilities assumed from Allen Telecom.

In 2004, the company invested $9 million in two strategic investments in the form of convertible interest-bearing notes that allow the company to convert these notes into an equity interest in these companies. The company invested in Andes Industries, a distributor and manufacturer of high-performance optical equipment and other products for broadband cable networks. The company also made an investment in Cambridge Positioning Systems Ltd., a mobile location technology developer.

Proceeds from the sale of businesses and investments were $3 million in 2004, $7 million in 2003 and $50 million in 2002. In 2004, the company received $3 million in cash for the sale of selected assets of its broadcast antenna business to Electronic Research Inc. (ERI). In 2003, the company received $7 million from the sale of its equipment shelter and wireless accessories businesses. In 2002, the company received $50 million from the sale of its interest in a group of Russian telecommunication companies.

Proceeds from the sale of property, plant, and equipment were $5 million in 2004, $16 million in 2003 and $1 million in 2002. The $5 million in 2004 was due primarily to the sale of the company’s Australian manufacturing facility. In 2003, the company received $16 million from the sale of unimproved land in Orland Park, Illinois and from the sale of the company’s Denton, Texas facility.

Net cash used for financing activities was $22 million in 2004. In 2003, the company generated cash of $90 million from financing activities and in 2002 it used $18 million. The company made payments on its long-term debt of $23 million, $24 million and $45 million in 2004, 2003 and 2002, respectively. The only significant long-term borrowing over the last three years was in 2003, when the company generated $233 million from the sale of $240 million of ten-year, 3.25%, convertible notes, less issuance costs of $7 million. Notes payable borrowings under the company’s credit agreements were minimal in 2004. In 2003, the company reduced its borrowings under these agreements by $66 million and in 2002 the company increased its borrowings by $24 million.

Payments for preferred stock dividends were $0.7 million in 2004 and $7 million in 2003, which included conversion premiums of $6 million in 2003. Payments to acquire treasury shares were $2 million for 225,000 shares in 2004 and $50 million for five million shares in 2003. The company receives cash from the sale of stock under employee and director option plans and the employee stock purchase plan. Under these plans, the company received $3 million, $2 million and $3 million in 2004, 2003 and 2002, respectively.

Dividend policy. Although the company has never paid dividends to common shareholders, the Board of Directors periodically reviews this practice and, to date, has elected to retain earnings in the business to finance future investments and operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to the company’s consolidated financial statements (Summary of Significant Accounting Policies) describes the major accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, sales returns, inventory reserves, revenue recognition, warranty costs, depreciation and amortization, goodwill and intangible impairments, contingencies, taxes, pension liabilities, and restructuring and merger integration costs. Actual results could differ materially from these estimates. A material change in these or other estimates could potentially have a material impact on results of operations. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates:

Revenue Recognition

During 2004, the company recognized $221 million or 12% of its total revenue based on contractual terms of long-term contracts. Revenue on these contracts is recognized pursuant to Emerging Issues Task Force Issue 00-21, Accounting for Multiple Element Revenue Arrangements. Each of the elements represents a separate earnings process and revenue is allocated among them based on the fair value of each element. The fair value of these elements is estimated by management based on negotiated contracts and stand-alone pricing of these components. A material change in the estimated fair value of these components could have an adverse impact on results of operations.

In the fourth quarter of 2004, the company made a change in estimate for revenue recognition based upon changes in contractual terms with one significant customer. The cumulative effect of this change in estimate was the recognition of an additional $9.6 million in revenue from Geolocation services that were performed earlier in the year (see Note 1. Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements).

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the company’s assessment of the collectability of accounts receivable. Although management believes that the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically. If our estimates of the recoverability of amounts due to us are overstated, it could have an adverse impact on results of operations.

Inventories

Inventories are stated at the lower of cost or market. Inventory obsolescence reserves are maintained based on management’s estimates, historical experience and forecasted demand for the company’s products. A material change in these estimates could adversely impact gross profit.

Warranty Costs

The company accrues for warranty costs based on historical trends in product return rates. If the company were to experience an increase in warranty claims compared with the company’s historical experience, gross profit could be adversely affected.

Goodwill

The company performs an annual impairment test of goodwill on the first day of the company’s fiscal fourth quarter. The company has historically operated its business as a single reporting unit and uses the comparison of the company’s total market capitalization to net book value as an indicator of impairment. As the company’s market capitalization exceeded the book value of the company’s net assets by approximately $1.7 billion on July 1, 2004, no further impairment tests were deemed necessary. If the market capitalization would have been less than net assets or other indicators of impairment were present, the company would determine the fair value of net assets based on a discounted cash flow model. The company did not find any indicator of impairment in 2004 and therefore no impairment was recorded. Due to uncertain market conditions, it is possible that future tests may indicate impairment in the fair value of goodwill, which could result in non-cash charges, adversely affecting the company’s results of operations.

Income Taxes

The company’s balance sheet reflects significant deferred tax assets, primarily related to net operating losses and tax credits carried forward. To the extent management believes it is more likely than not that the company will not be able to utilize certain deferred tax assets prior to their expiration, the company is required to establish valuation allowances against that portion of the deferred tax assets. Valuation allowances have been established for the portion of deferred tax assets representing tax credits carried forward and certain foreign losses carried forward. No valuation allowances have been established for the remainder of the deferred tax asset balances, as management expects the reversal of deferred tax liabilities, the realization of higher taxable profits in the U.S. and the utilization of tax planning strategies will make the realization of such deferred tax assets more likely than not.

The determination of required valuation allowances involves significant management judgments and is based upon the company’s best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. The company currently anticipates that it will be required to earn taxable profits of approximately $282 million in the U.S. and approximately $52 million in various foreign jurisdictions in order to fully utilize all deferred tax assets. These deferred tax assets are related to certain U.S. tax attributes which will begin to expire between 2009 and 2018, and certain foreign tax attributes which will begin to expire in 2007 (see Note 9. Income Taxes, in the Notes to Consolidated Financial

Statements). Changes in expectations could result in significant adjustments to the valuation allowances and material changes to the company’s provision for income taxes.

Restructuring

At September 30, 2004, the company had a restructuring reserve of $19 million for the integration of Allen Telecom operations and for the completion of its restructuring plan. These accruals are based on the company’s best estimates of the costs associated with merger integration and restructuring plans, including employee termination costs, lease cancellation, and other costs. If actual costs of these activities differ significantly from these forecasts, results of operations could be impacted.

Defined Benefit Plans

Some of the company’s employees are covered by defined benefit plans. Approximately 600 current and former employees of the company’s United Kingdom subsidiary, Andrew Ltd., participate in a defined benefit plan. The company also acquired defined benefit plans from Allen Telecom, which cover approximately 1,670 current and former employees. The Allen Telecom plans have been frozen and the company plans to fund these plans over the next two to four years. The costs and obligations recorded for these plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. If actual results are significantly different than those forecasted or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods.

The discount rate enables management to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The company estimates that a one percentage point decrease in the assumed discount rate would have increased benefit expense in 2004 by $2.2 million. A one percentage point increase in the assumed discount rate would have decreased benefit expense in 2004 by $1.9 million.

To determine the expected return on plan assets, management considers the current and expected asset allocation, as well as historical returns on plan assets. A lower expected rate of return on pension plan assets would increase pension expense. A one percentage point increase or decrease in the expected return on pension plan assets would have increased or decreased pension expense in 2004 by $0.7 million.

Off-Balance Sheet Arrangements

The company’s material off-balance sheet arrangements are contractual obligations for the purchase of materials and services that are described below under “Aggregate Contractual Obligations and Commitments” as purchase obligations. Excluding these contractual obligations, the company had no material off-balance sheet arrangements at September 30, 2004.

Aggregate Contractual Obligations and Commitments

As of September 30, 2004, expected future cash payments under contractual obligations and commitments and the estimated timeframe in which such obligations are expected to be fulfilled were as follows:

	Payments Due by Period
		Less than			More Than
Dollars in millions	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (a)	$378	$25	$39	$37	$277
Operating leases (b)	72	13	22	19	18
Purchase obligations (c)	135	134	1	—	—
Benefit plan obligations (d)	13	3	2	2	6

Total	$598	$175	$64	$58	$301

(a)	Long-term debt includes maturities and interest obligations. Refer to Note 6, “Financing,” in the Notes to Consolidated Financial Statements for discussion of the use and availability of debt and revolving credit agreements.

(b)	See Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion of leases.

(c)	Purchase obligations of $135 million represent purchase orders or contracts for the purchase of inventory, as well as other goods and services, in the ordinary course of business, and exclude balances for purchases currently recognized as liabilities on the balance sheet. The timing of payment of these purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different depending upon the time of receipt of goods and services or changes to agreed-upon amounts for some obligations.

(d)	Benefit plan obligations of $13 million include estimated future contribution and benefit payments under the company’s defined benefit and post-retirement medical and life insurance plans, to the extent the plans are not sufficiently funded. See Note 5, “Benefit Plans” in the Notes to Consolidated Financial Statements, for further discussion of the company’s benefit plan obligations.

The company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on its liquidity position.

Risk Factors

Safe Harbor for Forward-Looking Statements. We have made forward-looking statements in this annual report including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “ Notes to Consolidated Financial Statements.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the company. Although we have based these statements on the beliefs and assumptions of our management and on information currently available to them, they are subject to risks and uncertainties. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified by reference to the discussion below of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

We caution the reader that the list of factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, undue reliance should not be put on any forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following risks and uncertainties, among others, should be considered in evaluating our growth outlook.

Over the last three years the company has completed several acquisitions and may continue to make acquisitions in the future. The company believes that these acquisitions provide strategic growth opportunities for the company. The company’s failure to meet the challenges involved in successfully integrating acquisitions or to otherwise realize the anticipated benefits of acquisitions could adversely affect the company’s results of operations. Realizing the benefits of acquisitions will depend on the company’s ability to successfully integrate acquisitions with its existing operations. The company’s inability to successfully integrate operations in a timely manner may result in the company not realizing the anticipated benefits or synergies of these acquisitions. The integration of companies is a complex, time-consuming and expensive process that could significantly disrupt our business. The anticipated benefits and synergies of acquisitions are based on projections and assumptions, not actual experience, and assume a successful integration. In addition, the company’s ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations or implement workforce reductions and by risks relating to potential unknown liabilities. The challenges involved in successfully integrating acquisitions include: consolidating and rationalizing information systems, manufacturing operations; combining product offerings; coordinating and rationalizing research and development activities; preserving distribution, marketing or other important relationships; maintaining employee morale and retaining key employees; and coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

Deterioration of the wireless infrastructure industry could lead to reductions in capital spending budgets by wireless operators and original equipment manufacturers, which could adversely affect our revenues, gross margins and income. Our revenues and gross margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and original equipment manufacturers caused by an economic downturn or otherwise could lead to a softening in demand for our products and services, which could result in a decrease in revenues and earnings.

The telecommunications industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in further delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Delays or reductions in wireless infrastructure spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

Because we depend on several large customers for a significant portion of our sales, our sales, operating margins and income would be adversely affected by any disruption of our relationship with these customers or any material adverse change in their businesses. We depend on several large OEMs and wireless service providers for a significant portion of our business. In 2004, the top 25 customers accounted for 69% of sales. The most significant of these customers are Lucent Technologies and AT&T Wireless. Lucent Technologies was the only customer that accounted for more than 10% of sales in 2004. Any disruption of our relationships with Lucent or AT&T Wireless, including any adverse modification of our supply agreements with them or the unwillingness or inability of either of them to perform its obligations under its supply agreement, would adversely affect our sales, operating margins and income. In addition, any material adverse change in the financial condition of Lucent or AT&T Wireless, or in expenditures by Lucent on RF power amplifiers or by AT&T Wireless on network geolocation products and services, would have similar adverse effects.

Our revenues and selling, general and administrative expenses may suffer if we cannot continue to enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights. We generally rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not provide competitive advantages, which could significantly harm our business. Also, because of the rapid pace of technological change in the wireless industry, a portion of our business and our products may rely on key technologies developed by third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or business are infringing upon third parties’ intellectual property rights, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our sales, operating margins and income could suffer.

Continuing and future sales opportunities for our geolocation products and services are uncertain, and if we cannot develop such opportunities, our sales and income will be reduced. The Federal Communications Commission has promulgated regulations requiring wireless communications carriers to provide caller location information for wireless 911 calls. The systems by which this location information is supplied are often described as “E-911 solutions.” The company offers network-based geolocation products and services that enable carriers to effectively implement network-based E-911 solutions. Changes in technology and regulations, or our inability to meet customers’ evolving requirements, could affect our ability to develop continuing and future sales opportunities for network-based geolocation products and services. In addition, the company’s historically largest customer for geolocation products has been AT&T Wireless, which recently merged with Cingular Wireless who has historically used a competitor’s geolocation products. If we cannot develop sales opportunities for geolocation products, continue to meet customer requirements, or successfully market our products to the combined AT&T Wireless and Cingular Wireless, sales and income will be adversely impacted.

A substantial portion of our sales is outside the United States. Conducting business in international markets involves risks and uncertainties such as foreign exchange rate exposure and political and economic instability that could lead to reduced international sales and reduced profitability associated with such sales, which would reduce our sales and income. A significant portion of our sales is outside the United States, and in recent years we have significantly increased our international manufacturing capabilities. We anticipate that international sales will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion. Identifiable foreign exchange rate exposures result primarily from currency fluctuations, accounts receivable from customer sales, the anticipated purchase of products from affiliates and third-party suppliers and the repayment of inter-company loans denominated in foreign currencies with our foreign subsidiaries. International business risks also include political and economic instability, tariffs and other trade barriers, longer customer payment cycles, burdensome taxes, restrictions on the repatriation of earnings, expropriation or requirements of local or shared ownership, compliance with local laws and regulations, terrorist attacks, developing legal systems, reduced protection of intellectual property rights in some countries, cultural and language differences, and difficulties in managing and staffing operations. We believe that international risks and uncertainties could lead to reduced international sales and reduced profitability associated with such sales, which would reduce our sales and income.

The competitive pressures we face could lead to reduced demand or lower prices for our products and services in favor of our competitors’ products and services, which could harm our sales, gross margins and prospects. We encounter aggressive competition from a variety of competitors in all areas of our business, and compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If we fail to develop new products and services, periodically enhance our existing products and services, or otherwise compete successfully, it would reduce our sales and prospects. Further, we may have to continue to lower the prices of many of our products and services to stay competitive. If we cannot reduce our costs in response to competitive price pressures, our gross margins would decline.

If we cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our revenues may suffer. The process of developing new wireless technology products and services is complex and uncertain, and failure to anticipate customers’ changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our investments will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, which we may not be able to do successfully.

Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs, delays in customer purchases of existing products in anticipation of new product introductions and customer demand for the new product. Our revenues and gross margins may suffer if we cannot make such a transition effectively and also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products may replace sales of some of our current products, offsetting the benefit of even a successful product introduction. If we incur delays in new product introductions, or do not accurately estimate the market effects of new product introductions, given the competitive nature of our industry, future demand for our products and our revenues may be seriously harmed.

The price of our outstanding securities may suffer if we cannot control fluctuations in our sales and operating results. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, the following factors affect our sales: the timing of significant customer orders, our inability to forecast future sales due to our just-in-time supply approach, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, the timing of announcements or introductions of new products by us, our competitors or our respective customers, the acceptance of those products, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual sales and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful, and you should not rely on those comparisons as indicators of our future performance. Due to the foregoing factors, it is possible that in some future quarter or quarters our revenues or operating results will not meet the expectations of the public stock market analysts or investors, which could cause the price of our outstanding securities to decline.

If we cannot continue to attract and retain highly qualified people our revenues, gross margin and income may suffer. We believe that our future success significantly depends on our ability to attract, motivate and retain highly qualified management, technical and marketing personnel. The competition for these individuals is intense. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract, motivate and retain qualified employees. We believe our inability to do so could negatively impact the demand for our products and services and consequently our financial condition and operating results.

Our costs and business prospects may be affected by increased government regulation, a factor which is largely beyond our control. We are not directly regulated in the U.S., but many of our U.S. customers and the telecommunications industry generally are subject to Federal Communications Commission regulation. In overseas markets, there are generally similar governmental agencies that regulate our customers. We believe that regulatory changes could have a significant negative effect on our business and operating results by restricting our customers’ development efforts, making current products obsolete or increasing competition. Our customers must obtain regulatory approvals to operate certain of our products. Any failure or delay by any of our customers to obtain these approvals would adversely impact our ability to sell our products. The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation or postponement of the deployment of new technologies. These delays could have a material adverse effect on our revenues, gross margins and income.

Allegations of health risks from wireless equipment may negatively affect our results of operations. Allegations of health risks from the electromagnetic fields generated by base stations and mobile handsets, and the lawsuits and publicity relating to them, regardless of merit, could affect our operations negatively by leading consumers to reduce their use of mobile phones or by causing us to allocate resources to these issues.

The price of our common stock historically has been volatile. The market price of our common stock historically has experienced and may continue to experience high volatility, and the broader stock market has experienced significant price and volume fluctuations in recent years. Some of the factors that can affect our stock price are: actual, or market expectations of, fluctuations in capital spending by wireless operators and original equipment manufacturers on wireless infrastructure; the announcement of new products, services or technological innovations by us or our competitors; continued variability in our revenue or earnings; changes in quarterly revenue or earnings estimates for us made by the investment community; delays or postponements of wireless infrastructure deployments, including 3G technology, regardless of whether such deployments have an actual impact on our orders or sales; and speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions.

General market conditions and domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect the price of our common stock. For these reasons, investors should not rely on historical trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources. We anticipate that we will continue to face these types of risks.

Beginning in 2003, the Sarbanes-Oxley Act of 2002 (“the Act”) has required the company to comply with numerous provisions focused on upgraded disclosures and corporate governance, increasing the company’s cost and complexity of being a public company. Beginning in 2005, Section 404 of the Act will require the company to include an internal control report of management in its annual report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, the Company has been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. There is a risk that the Company, or its independent auditors, will not be able to conclude at September 30, 2005 that the Company’s internal controls over financial reporting are effective as required by Section 404 of the Sarbanes-Oxley Act. We believe the inability to comply with Section 404 of the Sarbanes-Oxley Act could negatively impact investor confidence and the company’s stock price.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Andrew is exposed to market risk from changes in interest rates, foreign exchange rates and commodities as follows:

Interest Rate Risk The company had $298.9 million in debt outstanding at September 30, 2004 in the form of debt agreements at both fixed and variable rates. The company is exposed to interest rate risk primarily through its variable rate debt, which totaled $5.5 million or 1.8% of the company’s total debt. A 100 basis point increase in interest rates would not have a material effect on the company’s financial position, results of operations or cash flows. Andrew currently does not use derivative instruments to manage its interest rate risk.

Foreign Currency Risk The company’s international operations represent a substantial portion of its overall operating results and asset base. In many cases, the company’s products are produced at manufacturing facilities in foreign countries to support sales in those markets. During fiscal year 2004, sales of products exported from the United States or manufactured abroad were 53% of total sales. The company’s identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The company primarily manages its foreign currency risk by making use of naturally offsetting positions that include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuation. These instruments held by the company are not leveraged and are not held for trading or speculative purposes. The company estimates that a hypothetical 10% increase or decrease in all non-U.S. dollar currencies would have increased or decreased reported net income by approximately $7.0 million in 2004.

Commodity Risk The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase approximately half of its forecasted copper requirements for fiscal year 2005. At September 30, 2004 the company had contracts to purchase 22.3 million pounds of copper for $22.9 million. The company estimates that a 10% change in the price of copper would have had a $3.7 million impact on cost of products sold. Also, the company uses certain petro-chemicals for cable coatings, and a 10% change in the price of petro-chemicals would have had an estimated $0.3 million impact on cost of products sold. The company uses steel for the production of antenna and other products, and a 10% change in the price of steel would have had an estimated $3.0 million impact on cost of products sold.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Operations

	Year Ended September 30
Dollars in thousands, except per share amounts	2004	2003	2002
Sales	$1,838,749	$1,014,486	$864,801
Cost of products sold	1,388,093	739,341	627,093

Gross Profit	450,656	275,145	237,708
Operating Expenses
Research and development	110,245	84,151	57,977
Sales and administrative	217,591	148,867	140,307
Intangible amortization	38,343	19,222	5,121
Restructuring	11,132	9,222	24,908
Loss (gain) on sale of assets	10,164	(12,216)	(8,713)

	387,475	249,246	219,600

Operating Income	63,181	25,899	18,108
Other
Interest expense	14,868	5,675	5,079
Interest income	(3,052)	(1,649)	(3,617)
Other expense (income), net	2,442	(1,453)	3,576

	14,258	2,573	5,038

Income from Continuing Operations Before Income Taxes	48,923	23,326	13,070
Income taxes	15,938	4,622	2,578

Income from Continuing Operations	32,985	18,704	10,492
Discontinued Operations
Loss from operations of discontinued operations, net of tax benefit	—	3,184	10,484
Loss on disposal of discontinued operations, net of tax benefit	—	—	26,387

	—	3,184	36,871

Net Income (Loss)	32,985	15,520	(26,379)
Preferred Stock Dividends	707	6,459	—

Net Income (Loss) Available to Common Shareholders	$32,278	$9,061	$(26,379)

Basic and Diluted Income from Continuing Operations	$0.20	$0.11	$0.12
Basic and Diluted Loss from Discontinued Operations	$—	$(0.03)	$(0.42)

Basic and Diluted Net Income (Loss) per Share	$0.20	$0.08	$(0.30)

Average Basic Shares Outstanding	159,659	109,822	87,197
Average Diluted Shares Outstanding	160,258	109,866	87,295

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	September 30
Dollars in thousands	2004	2003
Assets
Current Assets
Cash and cash equivalents	$189,048	$286,269
Accounts receivable, less allowances (2004 - $13,798; 2003 - $10,662)	416,603	326,282
Inventory	351,082	247,750
Other current assets	34,190	29,131

Total Current Assets	990,923	889,432
Other Assets
Goodwill	868,078	821,398
Intangible assets, less amortization	63,988	93,086
Other assets	92,590	50,398
Property, Plant and Equipment
Land and land improvements	22,607	20,926
Buildings	123,716	116,038
Equipment	496,739	469,296
Allowance for depreciation	(417,696)	(387,341)

	225,366	218,919

Total Assets	$2,240,945	$2,073,233

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$196,592	$124,646
Accrued expenses and other liabilities	82,291	58,893
Compensation and related expenses	67,018	52,255
Restructuring	18,887	20,414
Notes payable and current portion of long-term debt	14,051	17,750

Total Current Liabilities	378,839	273,958
Deferred Liabilities	54,388	73,941
Long-Term Debt, less current portion	284,844	301,364
Shareholders’ Equity
Redeemable convertible preferred stock liquidation preference $50 a share (120,414 shares outstanding at September 30, 2004 and 183,720 shares outstanding at September 30, 2003)	6,021	9,186
Common stock (par value, $.01 a share: 400,000,000 shares authorized; 161,015,917 shares issued at Sept. 30, 2004 and 160,900,657 shares issued at Sept. 30, 2003, including treasury)	1,610	1,609
Additional paid-in capital	666,746	649,667
Accumulated other comprehensive income (loss)	12,363	(14,115)
Retained earnings	837,713	805,435
Treasury stock, common stock at cost (148,950 shares at September 30, 2004 and 2,608,290 shares at September 30, 2003)	(1,579)	(27,812)

Total Shareholders’ Equity	1,522,874	1,423,970

Total Liabilities and Shareholders’ Equity	$2,240,945	$2,073,233

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended September 30
Dollars in thousands	2004	2003	2002
Cash Flows from Operations
Net income (loss)	$32,985	$15,520	($26,379)
Adjustments to Net Income (Loss)
Depreciation	65,127	55,182	51,195
Amortization	38,343	19,222	5,121
Loss (gain) on sale of assets	5,688	(12,160)	(9,052)
Restructuring and Discontinued Operations
Restructuring costs	(13,205)	(5,782)	35,400
Discontinued operations costs, net of taxes	—	(1,483)	25,903
Operating cash flow from discontinued operations	—	5,961	22,221
Change in Operating Assets/Liabilities
Accounts receivable	(72,424)	10,736	59,011
Inventories	(78,142)	783	6,665
Other assets	(13,098)	(19,200)	(10,724)
Accounts payable and other liabilities	80,760	(6,413)	(4,240)

Net Cash From Operations	46,034	62,366	155,121
Investing Activities
Capital expenditures	(71,913)	(31,859)	(40,561)
Acquisition of businesses	(23,227)	(47,664)	(239,757)
Cash aquired in acquisitions	—	95,750	58,705
Settlement of pre-acquisition litigation	(32,000)	—	—
Investments	(9,208)	—	—
Proceeds from sale of businesses and investments	3,000	7,286	50,359
Proceeds from sale of property, plant and equipment	4,687	15,870	1,016

Net Cash (Used for) From Investing Activities	(128,661)	39,383	(170,238)
Financing Activities
Long-term debt payments	(23,103)	(23,969)	(44,658)
Long-term debt borrowings	1,573	233,308	—
Notes payable (payments) borrowings, net	(265)	(65,911)	23,927
Preferred stock dividends	(707)	(6,459)	—
Payments to acquire common stock for treasury	(2,472)	(49,600)	—
Stock purchase and option plans	3,289	2,265	2,840

Net Cash (Used for) From Financing Activities	(21,685)	89,634	(17,891)
Effect of exchange rate changes on cash	7,091	10,015	5,502

(Decrease) Increase for the Year	(97,221)	201,398	(27,506)
Cash and equivalents at beginning of year	286,269	84,871	112,377

Cash and Equivalents at End of Year	$189,048	$286,269	$84,871

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Redeemable			Accumulated
	Convertible		Additional	Other
	Preferred	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Dollars in thousands
Balance at September 30, 2001	$—	$1,027	$65,870	$(44,773)	$822,753	$(244,227)	$600,650
Stock purchase and option plans			1,007			4,701	5,708
Shares issued for acquisitions			78,887			187,694	266,581

Minimum pension liability				(5,470)			(5,470)
Foreign currency translation adjustments				4,154			4,154
Net loss					(26,379)		(26,379)

Comprehensive Loss							(27,695)

Balance at September 30, 2002	$—	$1,027	$145,764	$(46,089)	$796,374	$(51,832)	$845,244

Repurchase of shares						(49,600)	(49,600)
Stock purchase and option plans			(729)			5,728	4,999
Shares issued for acquisitions		552	451,711				452,263
Preferred stock	49,554		80,475				130,029
Preferred stock conversion	(40,368)	30	(27,554)			67,892	—

Decrease in minimum pension liability				2,387			2,387
Foreign currency forward contracts				(418)			(418)
Foreign currency translation adjustments				30,005			30,005
Net income					15,520		15,520
Preferred stock dividends					(6,459)		(6,459)

Comprehensive Income							41,035

Balance at September 30, 2003	$9,186	$1,609	$649,667	$(14,115)	$805,435	$(27,812)	$1,423,970

Repurchase of shares						(2,732)	(2,732)
Stock purchase and option plans			1,889			5,133	7,022
Shares issued for acquisitions			10,140			17,220	27,360
Preferred stock conversion	(3,165)	1	(3,448)			6,612	—
Warrants issued for settlement of pre-acquisition litigation			8,498				8,498

Decrease in minimum pension liability				3,083			3,083
Foreign currency forward contracts				418			418
Foreign currency translation adjustments				22,977			22,977
Net income					32,985		32,985
Preferred stock dividends					(707)		(707)

Comprehensive Income							58,756

Balance at September 30, 2004	$6,021	$1,610	$666,746	$12,363	$837,713	$(1,579)	$1,522,874

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries in which the company exercises control. All intercompany accounts and transactions have been eliminated.

Cash equivalents

The company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relative short-term maturity of these investments.

Allowance for doubtful accounts

The company maintains an allowance for doubtful accounts for estimated uncollectable accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s total allowance for doubtful accounts was $13.8 million and $10.7 million at September 30, 2004 and 2003, respectively.

Inventories

Inventories are stated at the lower of cost or market. Most of the company’s inventories are valued on the first-in, first-out (FIFO) method. Inventories stated under the last-in, first-out (LIFO) method represent 21% of total inventories in 2004 and 25% of total inventories in 2003. If the FIFO method, which approximates current replacement cost, had been used for these LIFO inventories, the total amount of these inventories would have remained unchanged. Inventories consisted of the following at September 30, 2004 and 2003, net of reserves:

Dollars in thousands	2004	2003
Raw materials	$133,483	$96,435
Work in process	85,917	64,536
Finished goods	131,682	86,779

	$351,082	$247,750

Property, plant and equipment

Property, plant and equipment is recorded at cost. Approximately 37% of the assets are depreciated using accelerated methods for both financial reporting and tax purposes while the remaining assets are depreciated using the straight-line method. Both of these methods are based on estimated useful lives of these assets. Buildings are depreciated over ten to thirty years and equipment is depreciated over three to eight years. Depreciation of leasehold improvements is based on the term of the related lease or the estimated useful life, whichever is shorter. Maintenance, repairs, and minor renewals and betterments are charged to expense. Depreciation expense was $65.1 million, $55.2 million, and $51.2 million for 2004, 2003, and 2002, respectively.

Revenue recognition

The company recognizes revenue when products are shipped and title passes, when services are performed and based on contractual terms. In 2004, the company recognized $1,600.4 million or 87% of total revenue when products were shipped, $17.4 million or 1% of total revenue when services were performed and $220.9 million or 12% of total revenue based on contractual terms.

Revenue on the company’s Geolocation product line is recognized pursuant to Emerging Issues Task Force Issue 00-21, Accounting for Multiple Element Revenue Arrangements. The multiple-element arrangement contracts include 1) territory design, 2) delivery of hardware and software and 3) certification. These elements represent separate earnings processes and revenue is allocated among them based on the fair value of each element. The fair value of these elements is based on negotiated contracts and stand-alone pricing of these components. Revenue is recognized on the completion of each element, since each element is distinct and functionally independent. During the fourth quarter of 2004, the company made a change in estimate for revenue recognition based upon changes in contractual terms with one significant customer. The change added a fourth element, integration, to the multiple-element arrangement contracts. The cumulative effect of this change in estimate was the recognition of an additional $9.6 million in revenue from Geolocation services that were performed earlier in the year, and which had the following impact on income and income per share in the fourth quarter (dollars in thousands):

Income from Continuing Operations before Taxes	$4,057
Net Income	2,637
Basic and Diluted Net Income per Share	$0.02

The company has other product offerings that are sold as complete systems. Revenue on these system sales is recognized based on contractual terms such as customer acceptance.

Shipping and handling charges

Shipping and handling costs billed to customers are recorded as revenue and the related expenses are recorded in cost of products sold.

Identifiable intangible assets

The company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $65.9 million and $26.4 million at September 30, 2004 and 2003, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from one to fifteen years. Intangible assets consisted of the following:

	September 30
Dollars in thousands	2004	2003
Customer contracts and relationships, net of accumulated amortization of $34,888 in 2004 and $12,513 in 2003	$14,028	$34,292
Patents and technology, net of accumulated amortization of $29,613 in 2004 and $13,097 in 2003	42,673	50,022
Trademarks — indefinite life	5,785	5,600
Other, net of accumulated amortization of $1,362 in 2004 and $786 in 2003	1,502	3,172
	$63,988	$93,086

The company’s scheduled amortization expense over the next five years is as follows:

Dollars in millions	2005	2006	2007	2008	2009
	$20.6	$15.4	$11.2	$2.5	$1.9

Goodwill

The company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. Under the provisions of SFAS No. 142, the company tests goodwill for impairment on an annual basis. The company has elected to perform its annual impairment review on the first day of its fiscal fourth quarter. The impairment review performed for fiscal year 2004 indicated no impairment of goodwill. However due to uncertain market conditions, it is possible that future impairment reviews may indicate impairment of the fair value of goodwill, which could result in non-cash charges, adversely affecting the company’s results of operations.

Foreign currency translation

The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in determining net income. Net gains and (losses) resulting from foreign currency transactions that are included in other income (expense), net were ($2.5) million, $2.2 million, and ($2.1) million for 2004, 2003, and 2002, respectively.

Hedging and derivative instruments

The company is exposed to changes in foreign exchange rates as a result of its foreign operations. The company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuations. These instruments held by the company are not leveraged and are not held for trading or speculative purposes. In fiscal year 2004, the company used forward exchange contracts, designated as cash flow hedges, to manage its foreign currency exposure on intercompany loans between its subsidiaries. There were no unrealized gains or losses on forward contracts at September 30, 2004.

Income taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Stock-based compensation

The company accounts for stock-based compensation awards pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations which prescribe the use of the intrinsic value method. Accordingly, no compensation cost is recognized for stock options since the exercise price of these stock options equals the market price of the underlying stock on the date of the grant.

Pro forma information regarding income and earnings per share as required by SFAS No. 123, Accounting for Stock-Based Compensation, has been determined as if the company had accounted for its stock option plans under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 4.0%, 3.98% and 4.09%; dividend yield of 0%; a volatility factor of .613, .577, and .538; and a weighted average expected life of the options of six years.

The following table shows the company’s pro forma net income (loss) and earnings (loss) per share as if the company had recorded the fair value of stock options as compensation expense:

	Year Ended September 30
(Dollars in thousands, except per share amounts)	2004	2003	2002
Reported income (loss) available to common shareholders	$32,278	$9,061	$(26,379)
Less: Stock-based compensation, net of tax	(9,807)	(7,224)	(6,924)

Pro forma net income (loss) available to common shareholders	22,471	1,837	(33,303)
Reported basic and diluted net income (loss) per share	$0.20	$0.08	$(0.30)
Pro forma basic and diluted net income (loss) per share	$0.14	$0.02	$(0.38)

In fiscal 2004, the company vested all outstanding options with an exercise price of $15 or more per share, increasing pro forma stock-based compensation expense by approximately $2.5 million. Also in 2004, the company granted deferred stock units (DSU) to key officers and employees. Compensation costs for DSUs are recognized on a straight-line basis over the vesting period and are based on the market price of the company’s common stock on the grant date. In 2004, the company recognized $1.2 million of operating expense for DSUs. For additional information regarding stock-based compensation, see Note 12.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. The fiscal year 2003 gain on the sale of real estate of $12.2 million and the fiscal year 2002 gain on the sale of the company’s interest in a group of telecommunications companies of $8.7 million were reclassified from other income to loss (gain) on the sale of assets included in operating income.

Recently issued accounting policies

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. The company initiated a restructuring plan in September 2002, which is being accounted for under the previously existing accounting principles for restructuring, primarily Emerging Issues Task Force Issue (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The company accrued pre-tax charges of $51.5 million based on when the company’s management approved this restructuring plan. If the company had accounted for this restructuring plan under SFAS No. 146, certain costs included in this $51.5 million, such as employee termination benefits of $17.3 million and lease and contract cancellation costs of $13.5 million, would have been recognized over the restructuring period as incurred and not accrued when the company’s management approved these actions.

The FASB is currently in the processes of drafting SFAS No.123(R), Share-Based Payments, which in its current draft form will require the company to measure compensation cost for all share-based payments, including employee stock options, at fair value. This proposed statement will be effective for the company beginning in the fourth quarter of fiscal year 2005. The current draft of this statement will require the company to recognize share-based employee compensation cost for all employee awards granted, modified, or settled after July 1, 2005. The company is in the process of evaluating the impact this will have on its financial statements.

Adoption of new accounting policies

In December 2003, the FASB issued revised SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 132(R) revises employers’ required quarterly and annual disclosures for pension plans and other post-retirement benefit plans. SFAS 132(R) disclosure requirements are included in the financial statements for the fiscal year ending September 30, 2004. SFAS 132(R) only impacts disclosure requirements (see Note 5) and did not impact the company’s results of operations.

In September 2004, the FASB issued EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF No. 04-08 will require the company to include the impact of the company’s contingently convertible notes in the diluted earnings per share calculations, regardless of whether the conversion contingency has been met. This contrasts with existing accounting rules, which allow companies to exclude contingent convertibles from the calculation of diluted earnings per share if the contingency has not been met. EITF No. 04-08 will be effective for the company starting in fiscal year 2005. EITF No. 04-08 includes a requirement to restate all periods during which the convertible instrument was outstanding. The company has determined that no prior period restatements will be required because the contingently convertible notes were anti-dilutive in these periods.

2. Business Acquisitions

In June 2002, the company acquired Celiant Corporation, which designed, manufactured and marketed radio frequency (RF) power amplifiers for use in wireless communications networks. Total purchase consideration was $481.0 million consisting of $203.1 million in cash, 16,278,805 shares of the company’s common stock valued at $266.6 million, and $11.3 million of acquisition-related costs. The 16,278,805 shares were valued at $16.38, the February 15, 2002 closing price, the last trading day before the acquisition agreement was signed. These 16,278,805 shares represented 16.6% of the company’s total shares outstanding at September 30, 2002. The company acquired $58.7 million of cash in the Celiant acquisition, resulting in a net cash expenditure of $155.7 million for this acquisition. The final allocation of the purchase price was as follows:

Dollars in thousands
Net tangible assets	$76,627
Intangible assets	43,550
Net deferred tax asset	25,234
Goodwill	335,593

Total purchase consideration	$481,004

The $76.6 million of net tangible assets are made up of the following:

Dollars in thousands
Cash	$58,706
Accounts Receivable	46,079
Property plant and equipment, and other assets	23,478
Accounts payable and other liabilities	(51,636)

Net tangible assets	$76,627

Celiant’s results of operations have been included with the company’s since June 4, 2002. Pro forma results of operations, assuming the acquisition of Celiant occurred on October 1, 2001, are presented at the bottom of this footnote.

In fiscal year 2003, the company purchased Allen Telecom, Inc., a global provider of wireless infrastructure equipment and services to many of the largest wireless communications carriers and original equipment manufacturers (OEMs). The company completed this merger on July 15, 2003, following approval by both Allen Telecom and Andrew shareholders. The merger was a stock-for-stock transaction in which Allen common shareholders received 1.775 shares of newly issued Andrew common stock for each share of Allen common stock. The exchange ratio of 1.775 represented a premium of approximately 21% over the trading price of Allen’s common stock near the merger date. In this transaction, Andrew issued 55,231,126 shares of common stock, which represented 36.0% of the company’s total shares outstanding at July 16, 2003. The company believes that this premium was justified by the combined company’s ability to provide total customer solutions, including virtually the entire base station RF footprint. The combined company can deliver integrated components that better meet the performance and cost efficiency requirements of OEMs. In determining the purchase price, management took into consideration an analysis of the historical performance of the common stock of Andrew, Allen and comparable wireless infrastructure companies. Other factors considered by management included; an analysis of average exchange ratios for similar transactions, comparisons of contributions of Andrew and Allen to the estimated operations of the combined company and the pro forma impact of the merger on earnings per share for the combined company.

The company also issued 991,070 shares of redeemable convertible preferred stock, issuing one share for each share of Allen redeemable convertible preferred stock. The total purchase consideration was $495.0 million, consisting of shares of Andrew stock valued at $452.9 million, $23.7 million to buy out Allen stock options and $18.4 million of acquisition-related costs. Andrew common shares issued in this transaction were valued at $8.20 a share, the average closing price for three days: the day the merger was announced, February 18, 2003, and the day before and the day after the announcement.

The allocation of the purchase consideration to tangible and intangible assets was based upon fair value determined by management. During fiscal year 2004, the company finalized the allocation of the purchase price, which resulted in an increase in goodwill of $40.9 million. The largest portion of this increase was due to a $43.1 million settlement of pre-acquisition litigation. In 2004, the company reached a definitive agreement with TruePosition, Inc. to settle patent infringement litigation filed against Allen Telecom, Inc. prior to the acquisition of Allen by the company. As part of this settlement, the company agreed to make cash payments with a present value of $34.6 million and issued warrants valued at $8.5 million. These warrants allow TruePosition to purchase one million shares of the company’s common stock for $17.70 and have a four-year life. Other significant items included in the 2004 adjustment to goodwill were a decrease in goodwill for additional net deferred tax assets of $19.8 million and an increase in goodwill for additional costs to consolidate and realign operations of $13.4 million. The $495.0 million of purchase consideration was allocated as follows:

Dollars in thousands
Net tangible assets, excluding convertible preferred stock	$114,347
Convertible preferred stock	(130,028)
Intangible assets	62,866
Restructuring reserve	(27,082)
Net deferred tax asset	54,067
Settlement of pre-acquisition litigation	(43,123)
Goodwill	463,942

Total purchase consideration	$494,989

The $114.3 million of net tangible assets, excluding convertible preferred stock, were comprised of the following:

Dollars in thousands
Cash and cash equivalents	$95,750
Accounts receivable	101,860
Inventory	100,104
Property plant and equipment, and other assets	78,137
Accounts payable and other liabilities	(130,620)
Defined benefit and post-retirement plans	(48,849)
Debt	(82,035)

Net tangible assets	$114,347

Identifiable intangible assets were $62.9 million with a weighted average life of four years. These intangible assets and their associated useful lives are as follows:

Dollars in thousands	Value	Useful Life in Years
Patents and related technology	$25,900	4
Customer relationships	8,500	10
Customer contract	21,600	1.5
Trademarks	5,600	Indefinite
Other intangibles	1,266	3

	$62,866

The fair value of Allen’s redeemable convertible preferred stock was estimated to be $131.20 per share based on the market price of these instruments at July 15, 2003. Allen carried these instruments on its balance sheet at the liquidation preference of $50.00 a share. The $81.20 per share increase in fair value resulted in an $80.5 million purchase accounting adjustment that the company recorded to additional paid-in capital. The company acquired Allen’s noncontributory defined benefit plans as well as post-retirement medical and life insurance plans. (see Note 5) Based on an actuarial study, the company recorded additional liabilities totaling $30.6 million to bring the total liabilities recorded for these plans to $49.0 million.

To integrate and realign the operations of Andrew and Allen, the company recorded an integration reserve of $27.1 million for costs to consolidate operations. (see Note 7)

The deferred tax asset of $54.1 million reflects adjustments to record the difference between the tax basis and book basis of certain purchase accounting adjustments and the recording of the identifiable intangible assets.

Allen’s results of operations have been included with the company’s since July 16, 2003, and Celiant’s results have been included in the company’s results since June 4, 2002. Pro forma results of operations, assuming these acquisitions occurred on October 1, 2001, are as follows:

	Year Ended September 30, 2002
		Celiant	Celiant		Allen
		October 1, 2001	Pro Forma		Pro Forma	Andrew
Dollars in thousands, except per share amounts	Andrew	to June 4, 2002	Adjustments	Allen	Adjustments	Pro Forma
Sales	$864,801	$228,519	—	$378,318	—	$1,471,638
Income (loss) from continuing operations	$10,492	$12,311	($8,892)	($2,248)	($14,882)	($3,219)
Preferred stock dividends	—	—	—	(1,572)	(2,303)	(3,875)

Income (loss) from continuing operations, available to common shareholders	$10,492	$12,311	($8,892)	($3,820)	($17,185)	($7,094)
Average diluted shares outstanding	87,295	—	10,837	—	55,231	153,363
Income (loss) from continuing operations, per common share	$0.12	—	—	—	—	($0.05)

	Year Ended September 30, 2003
		Allen
		October 1, 2002	Pro Forma	Andrew
Dollars in thousands, except per share amounts	Andrew	to July 15, 2003	Adjustments	Pro Forma
Sales	$1,014,486	$379,415	—	$1,393,901
Income (loss) from continuing operations	$18,704	$23,218	($9,341)	$32,581
Preferred stock dividends	(6,459)	(3,067)	—	(9,526)

Income (loss) from continuing operations, available to common shareholders	$12,245	$20,151	($9,341)	$23,055
Average diluted shares outstanding	109,866	—	43,561	153,427
Income from continuing operations, per common share	$0.11	—	—	$0.15

The Celiant pro forma adjustments consist of interest expense and amortization of the intangible assets acquired in the Celiant acquisition. The company estimates that it would have had to borrow an additional $63.0 million in notes payable at 3.0%, resulting in an after-tax interest expense of $0.8 million. The amortization of the $43.6 million of intangibles over this eight-month period would have created an additional $8.1 million of after-tax amortization expense.

The Allen pro forma adjustments consist of interest expense and amortization of the intangible assets acquired in the Allen acquisition. The company estimates that it would have had to borrow an additional $48.0 million in notes payable at 3.0%, resulting in an after-tax interest expense of $0.9 million in 2002 and $0.7 million in 2003. The amortization of the $62.9 million of intangibles would have created an additional after-tax amortization expense of $14.3 million in 2002 and $8.6 million in 2003. In addition, if the redeemable convertible preferred stock had been outstanding since October 2001 as reflected in these pro forma results of operations, Allen’s 2002 interest expense would have been reduced by an after-tax amount of $0.4 million and preferred dividend payments would have increased by $2.3 million.

In 2004, the company made three acquisitions. In the first quarter, the company acquired selected assets of Channel Master LLC, a U.S. manufacturer of high volume antenna and antenna-related products for the consumer Direct Broadcast Satellite market. Also in the first quarter, the company acquired selected assets of Yantai Fine Cable Company, a Chinese manufacturer of products for telecommunications and broadband cable TV infrastructure markets. The company paid a total of $23.2 million for these acquisitions. A preliminary allocation of the purchase price resulted in $2.3 million of goodwill and $7.5 million of intangible assets. The company is developing an integration plan for Channel Master LLC and expects to finalize the plan and the allocation of purchase price in the first quarter of 2005. The Yantai Fine Cable acquisition includes an earn-out provision, which could result in additional purchase consideration of up to $3.0 million if Yantai achieves certain performance criteria through calendar year 2005.

In the second quarter of 2004, the company acquired selected assets of MTS Wireless Components LLC, a supplier of cable accessories and steel components that support the installation of wireless systems including antenna mounts and other equipment support solutions. Total purchase consideration was $27.9 million, consisting primarily of 1,650,000 shares of common stock, valued at an average price of $16.88 per share. These shares represented approximately 1% of the company’s total common shares outstanding at the time of this acquisition. A preliminary purchase price allocation resulted in $15.9 million of goodwill and $1.4 million of intangible assets. Pro forma results of operations, assuming these acquisitions occurred at the beginning of the period, were not materially different from the consolidated reported results of operations.

3. Sale of Assets

In 2004, the company recognized a $10.2 million loss, comprised of a loss of $11.6 million on the sale of two product lines and a $1.4 million gain on the sale of real estate. The company sold selected assets from its broadcast manufacturing operations to Electronics Research, Inc. (ERI). For these assets, the company received $3.0 million in cash and $5.8 million in promissory notes. The company recognized a $4.5 million loss on the disposal of these broadcast assets, including $4.0 million of goodwill allocated to these assets based on fair value. The company also recognized a $7.1 million loss to write-down assets of its mobile antenna product line to fair value. The company sold these assets to PCTEL, Inc. for $10.0 million cash in October 2004. These assets, primarily inventory and fixed assets, are reported at fair value in their respective categories on the balance sheet. This loss included $4.5 million for goodwill allocated to these assets based on fair value.

In 2003, the company recognized a $12.2 million gain on the sale of real estate, primarily from gains on the sale of unimproved land in Orland Park, Illinois and the sale of the company’s Denton, Texas manufacturing facility.

In 2002, the company recognized an $8.7 million gain on the sale of its equity interest in a group of Russian telecommunications companies. The company sold these investments to Antel Holdings Ltd. for $50.0 million. The company is currently in arbitration with Antel Holdings in relation to this transaction. (see Note 10)

4. Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30
Dollars in thousands, except per share amounts	2004	2003	2002
Basic Earnings (Loss) per Share
Income from continuing operations	$32,985	$18,704	$10,492
Preferred stock dividends	(707)	(6,459)	—

Income from continuing operations available to common shareholders	32,278	12,245	10,492
Average basic shares outstanding	159,659	109,822	87,197
Basic income from continuing operations per share	$0.20	$0.11	$0.12

Net income (loss)	$32,985	$15,520	$(26,379)
Preferred stock dividends	(707)	(6,459)	—

Net income (loss) available to common shareholders	32,278	9,061	(26,379)
Average basic shares outstanding	159,659	109,822	87,197
Basic net income (loss) per share	$0.20	$0.08	$(0.30)

Diluted Earnings (Loss) per Share
Income from continuing operations	$32,985	$18,704	$10,492
Preferred stock dividends	(707)	(6,459)	—

Income from continuing operations available to common shareholders	32,278	12,245	10,492
Average basic shares outstanding	159,659	109,822	87,197
Effect of dilutive securities: stock options	599	44	98

Average diluted shares outstanding	160,258	109,866	87,295
Diluted income from continuing operations per share	$0.20	$0.11	$0.12

Net income (loss)	$32,985	$15,520	$(26,379)
Preferred stock dividends	(707)	(6,459)	—

Net income (loss) available to common shareholders	32,278	9,061	(26,379)
Average basic shares outstanding	159,659	109,822	87,197
Effect of dilutive securities: stock options	599	44	—

Average diluted shares outstanding	160,258	109,866	87,197
Diluted net income (loss) per share	$0.20	$0.08	$(0.30)

The company’s 120,414 shares of convertible preferred stock outstanding at September 30, 2004 can potentially be converted into 1,387,892 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share.

For fiscal year 2002, 98,000 diluted shares were not included in the calculation of the net loss per share because these shares would have reduced the reported net loss per share. Options to purchase 6,363,000, 5,530,000, and 5,569,000 shares of common stock in 2004, 2003, and 2002, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

5. Benefit Plans

The company has two defined benefit plans, one that covers approximately 600 current and former employees of the company’s United Kingdom subsidiary and a frozen plan that was acquired from Allen Telecom that covers approximately 1,670 former employees of Allen Telecom.

In addition to these defined benefit plans, other employees of Andrew Corporation and its subsidiaries participate in various retirement plans, principally defined contribution profit sharing plans. The amounts charged to earnings for these plans in 2004, 2003, and 2002 were $8.0 million, $6.1 million and $6.8 million respectively.

Benefits payable under the United Kingdom defined benefit plan are based on employees’ final pensionable salaries. The measurement date for the plan is September 30. The company’s accumulated benefit obligation under this plan was $51.3 million and $42.9 million at September 30, 2004 and 2003, respectively. At September 30, 2004 the accumulated benefit obligation exceeded the fair value of plan assets by $6.5 million. There was no minimum pension liability recorded to deferred liabilities and to other comprehensive loss, as the additional minimum liability did not exceed unrecognized prior service cost.

An amendment made to the plan in 2004 increased the pension benefit obligation by $5.1 million at September 30, 2004 and increased the amortization of unrecognized prior service costs by $0.2 million in fiscal year 2004. The reconciliation of the beginning and ending balance of the projected benefit obligation, reconciliation of the beginning and ending balance of the fair value of the plan assets, funded status of the plan and amounts recognized on the company’s consolidated balance sheet are as follows:

	September 30
Dollars in thousands	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$66,123	$50,746
Prior service costs - 2004 plan amendment	5,112	—
Service costs	2,767	1,176
Interest costs	3,793	2,854
Contribution by plan participants	761	731
Actuarial (gain) loss	(4,592)	8,160
Benefits paid	(1,438)	(1,376)
Foreign currency translation adjustment	5,499	3,832

Projected benefit obligation at end of the year	78,025	66,123
Change in plan assets
Fair value of plan assets at beginning of the year	36,951	28,833
Return on plan assets	3,911	5,143
Company contribution	1,521	1,462
Contribution by plan participants	761	731
Benefits and expenses paid	(1,438)	(1,376)
Foreign currency translation adjustment	3,117	2,158

Fair value of plan assets at end of the year	44,823	36,951

Funded status of the plan	(33,202)	(29,172)
Unrecognized prior service costs	5,210	128
Unrecognized actuarial loss	22,366	27,601

Net amount recognized	(5,626)	(1,443)

Amounts recognized on balance sheet consist of:
Deferred liabilities	(6,522)	(4,654)
Intangible asset	896	—
Other long-term assets	—	128
Accumulated other comprehensive loss	—	3,083

Net amount recognized	$(5,626)	$(1,443)

The components of net periodic pension costs recognized in income are as follows:

Dollars in thousands	2004	2003	2002
Service costs	$2,767	$1,176	$1,622
Interest costs	3,793	2,854	2,386
Expected return	(2,499)	(1,964)	(2,300)
Amortization of unrecognized net assets	—	—	(21)
Amortization of unrecognized prior service costs	227	42	40
Amortization of net loss	1,149	1,012	203

	$5,437	$3,120	$1,930

The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income:

	2004	2003	2002
Discount rate	5.30%	5.50%	6.25%
Annual compensation increase	3.70%	3.50%	4.00%
Expected return on plan assets	6.45%	6.50%	7.00%
Post-retirement pension increase	2.70%	2.50%	2.50%

The weighted average actuarial rate assumptions used to determine the benefit obligation at September 30 were as follows:

	2004	2003
Discount rate	5.50%	5.30%
Annual compensation increase	3.70%	3.70%
Expected return on plan assets	6.40%	6.50%
Post-retirement pension increase	2.70%	2.70%

The plan’s assets are held by a trust, the Andrew Ltd. Pension and Life Assurance Plan, and an independent third party manages the investments. The plan assets are invested in equity and debt securities and are not directly invested in the company’s common stock. The percentages of equity securities in total plan assets were 78% and 89% at September 30, 2004 and 2003, respectively. Debt securities were 22% and 11% of total plan assets at September 30, 2004 and 2003, respectively.

The trustees of the Andrew Ltd. Pension and Life Assurance Plan have determined a long-term strategic benchmark mix of asset types and ranges within which the investment manager may operate with discretion. Target allocation percentages of equity securities were 75% and 85% at September 30, 2004 and 2003, respectively. Target allocations of debt securities were 25% and 15% at September 30, 2004 and 2003, respectively, and are split evenly between government bonds and corporate bonds.

The expected return on assets is calculated assuming the target asset allocation and equity returns of 2% in excess of an appropriate government bond index together with the gross redemption yields on an appropriate government bond index and corporate bond index.

The company expects to contribute $1.7 million to the plan in 2005. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Dollars in thousands
2005	$1,076
2006	988
2007	1,198
2008	1,590
2009	1,252
2010 - 2014	12,732

Total estimated benefits	$18,836

With the acquisition of Allen Telecom on July 15, 2003, the company assumed the Allen noncontributory defined benefit plans as well as post-retirement medical and life insurance plans. These plans were frozen following the completion of the merger and cover the majority of the full-time domestic salaried and hourly employees of the former Allen Telecom. At the time the plan was frozen, the pension benefit provided to salaried employees was based on years of service and compensation for up to a ten year period prior to the plan freeze, while the benefit provided to hourly employees was based on specified amounts for each year of service prior to the plan freeze. Domestic pension costs are funded in compliance with requirements of the Employee Retirement Income Security Act of 1974. The measurement date for the plan is September 30, and the results for 2003 represent the former Allen plans for the period July 15 through September 30. At September 30, 2004, the accumulated benefit obligation under these plans was $66.2 million, which exceeded the fair value of the plan assets by $29.5 million. There was no minimum pension liability recorded to deferred liabilities and to other comprehensive loss. The medical and life insurance plans provide post-retirement health care and life insurance benefits for certain retired employees who reach retirement age while working with the company. The existing Andrew post-retirement medical benefit plan is included for the entire twelve months for both 2004 and 2003. In 2004, the company changed its post-retirement medical benefit plan to freeze and limit the number of employees eligible for these benefits. This change resulted in a $4.4 million reduction in the projected benefit obligation.

A reconciliation of the plans’ projected benefit obligations, fair values of plan assets, and funded status are as follows:

			Medical Plans and
	Pension Benefits		Other Benefits
Dollars in thousands	2004	2003	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$70,419	$—	$9,989	$3,362
Purchase accounting — projected benefit obligation acquired July 15, 2003	(275)	77,911	873	4,339
Service costs	151	38	691	251
Interest costs	1,928	505	819	394
Amendments	—	—	(4,398)	—
Curtailments	—	(6,451)	—	—
Settlements	(3,867)	—	—	—
Actuarial loss	587	—	5,713	2,173
Disbursements	(2,745)	(1,584)	(909)	(530)

Projected benefit obligation at end of the year	66,198	70,419	12,778	9,989
Change in plan assets
Fair value of plan assets at beginning of the year	27,927	26,710	—	—
Expected return on plan assets	3,742	1,767	—	—
Company contribution	11,650	1,034	909	530
Disbursements	(2,745)	(1,584)	(909)	(530)
Settlements	(3,867)	—	—	—

Fair value of plan assets at end of the year	36,707	27,927	—	—

Funded status of the plan	(29,491)	(42,492)	(12,778)	(9,989)
Unrecognized actuarial (gain) loss	(2,189)	(1,288)	6,901	1,549
Unrecognized prior service cost	—	—	(2,865)	—
Unrecognized initial obligation	—	—	—	1,624

Net accrued pension costs (recorded in deferred liabilities)	$(31,680)	$(43,780)	$(8,742)	$(6,816)

The components of net periodic pension costs are as follows:

			Medical Plans and Other
	Pension Benefits		Benefits
Dollars in thousands	2004	2003	2004	2003
Service costs	$151	$38	$691	$216
Interest costs	1,928	505	819	377
Expected return on plan assets	(3,742)	(1,767)	—	—
Amortization of prior service costs	—	—	(45)	—
Amortization of initial net obligation	—	—	136	147
Amortization of net loss	1,427	1,319	340	48
Settlement loss	61	—	—	—

	$(175)	$95	$1,941	$788

The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income and the benefit obligation at September 30:

			Medical Plans and
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Net Periodic Benefit Costs
Discount rate	2.90%	2.90%	5.75%	4.70%
Return on plan assets	7.00%	7.00%	na	na
Benefit Obligation
Discount rate	2.90%	2.90%	5.75%	4.70%
Expected return on plan assets	na	na	na	na

The company anticipates funding these plans over the next two to four years. The 2.9% discount rate is calculated based on the bond yield of two and five-year investment grade corporate bonds in September 2004. For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. In determining its expected long term rate of return on assets for the fiscal year ended September 30, 2004, the company considered historical experience, its asset allocation, expected future long term rates of return for each major asset class, and an assumed long-term inflation rate. A one-percentage-point increase or decrease in the assumed health care cost trend rates would affect the aggregate of service and interest cost components by $172,000 or ($146,000), respectively, and would affect the post-retirement benefit obligation by $926,000 and ($823,000), respectively.

The trustees of the Allen Telecom Corporate Retirement Plan have an investment objective to invest plan assets in a manner that will assure sufficient resources to pay current and projected plan obligations over the life of the plan and minimize the need for additional contributions. The trustees also have an objective to ensure plan expenses are competitive with the marketplace. The company’s pension benefit plan weighted-average asset allocation at fiscal year-end 2004 and 2003, and target allocation for 2005 were as follows:

		Percentage of
	Target	Pension Plan Assets
	Allocation	at Fiscal Year End
	2005	2004	2003
Equity securities	75-80%	76%	81%
Debt securities	10-15%	11%	14%
Other	5-15%	13%	5%

		100%	100%

The company is not required to make a contribution to the pension benefit plans or its other benefit plans in 2005, though the company may opt at its discretion to contribute to these plans. The following benefit payments are expected to be paid:

		Medical Plans and Other
Dollars in thousands	Pension Benefits	Benefits
2005	$2,452	$966
2006	2,481	966
2007	2,539	1,030
2008	2,610	1,071
2009	2,641	1,113
2010 - 2014	14,340	5,508

Total estimated benefits	$27,063	$10,654

6. Financing

Lines of Credit and Short Term Borrowings

The company maintains a $170 million revolving line of credit with a group of ten lenders led by Bank of America, NA as lead arranger and administrative agent. This agreement expires in December 2005. The maximum outstanding during 2004 under the line of credit was $10.7 million and the weighted average interest rate for borrowings under this line in fiscal year 2004 was 4.61%. The company had no outstanding borrowings under this line of credit at September 30, 2004 or at September 30, 2003.

Under the terms of this revolving line of credit agreement, the company must meet various requirements, including maintaining a minimum net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a fixed charges coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowings under this credit agreement. Under the most restrictive of these requirements, the company was limited to a maximum borrowing of $112.9 million at September 30, 2004. The company must report on these requirements quarterly. The company is in compliance with all of these requirements as of September 30, 2004.

Several of the company’s foreign subsidiaries maintain credit agreements. The company’s Brazilian subsidiary has a $3.0 million multicurrency line of credit agreement with ABN-AMRO. The maximum outstanding under this line of credit in 2004 was $0.5 million and there were no outstanding borrowings at September 30, 2004. The company’s Chinese subsidiary has a $7.5 million line of credit agreement with Bank of America, which had no borrowings during fiscal year 2004.

Long-Term Debt

Long-term debt at September 30, 2004 consisted of the following:

Dollars in thousands	2004	2003
Convertible subordinated notes	$240,000	$240,000
9.52% senior notes payable to insurance companies in annual installments through 2005	4,546	9,091
6.60% senior notes payable to insurance companies in annual installments through 2004	—	3,000
6.65% senior notes payable to insurance companies in annual installments through 2008	31,332	39,167
6.74% senior notes payable to insurance companies in 2008	9,000	9,000
EURO loans from Italian Ministry of Industry; $2,511 at average fixed rate of 2.85%, and $1,101 at an average fixed rate of 3.66%	3,612	4,105
EURO loans from San Paolo Bank; $3,228 at average fixed rate of 2.00% and $5,508 at a variable rate	8,736	8,905
Capital lease obligations (see Note 10)	1,490	4,969
Other	179	593
Less: Current portion	14,051	17,466

Total Long-Term Debt	$284,844	$301,364

In August 2003, the company sold $240.0 million of 3.25% convertible subordinated notes due 2013. Holders may convert the notes into shares of common stock at a conversion price of $13.69 per share (73.0482 shares per $1,000 of principal), subject to adjustment, before the close of business on August 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of common stock exceeds $16.43 (120% of the conversion price) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of that period was less than 98% of the product of the closing sale price of common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions. The company may not redeem the notes prior to August 20, 2008, after which time it may redeem the notes at 100% of their principal amount plus accrued and unpaid interest, if any. Holders may require the company to repurchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest on August 15, 2008.

The amounts of long-term debt maturing after September 30, 2004 are as follows:

Dollars in thousands	2005	2006	2007	2008	2009	Thereafter
	$14,051	$9,267	$10,086	$18,922	$1,585	$244,984

Cash payments for interest on all borrowings were $13,194,000, $3,261,000, and $4,348,000 in 2004, 2003 and 2002, respectively.

At September 30, 2004 the company estimated the fair value of its long-term debt to be $357.4 million compared to its carrying value of $298.9 million. The difference between fair value and carrying value was predominantly due to the convertible subordinated notes, for which the company estimated the fair value based on current market price. The company estimated the fair value of its remaining long-term debt by discounting the future cash outflows of debt and interest payments using estimated current market rates for instruments with similar risk and term to maturity.

Letters of Credit

The company utilizes letters of credit to back certain financing instruments, insurance policies and payment obligations. These letters of credit are with various financial institutions and have terms of three years or less. The fair value of the letters of credit at September 30, 2004 and 2003 was $12.5 million and $13.0 million, respectively.

7. Restructuring and Integration

At September 30, 2004, the company’s total restructuring reserve balance was $18.9 million, which is comprised of $7.3 million for its 2002 restructuring plan and $11.6 million for its Allen Telecom acquisition integration plan. (see Note 2)

Restructuring Reserve

In 2002, the company initiated a plan to restructure its operations. As part of this plan the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million, consisting of inventory provisions of $11.1 million, charged to cost of products sold, and an operating expense charge of $24.9 million. In 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs to be incurred under these plans. In addition to these accruals, the company recorded additional restructuring charges in operating expense of $1.3 million and $3.6 million in 2003 and 2004 respectively. These charges were for items incurred under these initiatives that were expensed as incurred.

The company has paid severance benefits of $15.8 million to 1,100 employees under these plans, including $2.8 million to 244 employees in 2004. At September 30, 2004 the company has accrued severance of $1.5 million that the company anticipates paying in the first quarter of 2005 and $5.8 million of lease cancellation costs that are scheduled to continue through 2007. The company incurred total cash costs of $9.1 million under these plans in 2004. A summary of the restructuring reserve activity for 2003 and 2004 is as follows (dollars in thousands):

	Reserve		Utilization	Reserve
	Balance	2003	of Reserve	Balance
2003 Restructuring Reserve Activity	Sept. 30, 2002	Expense	in 2003	Sept. 30, 2003
Severance	$11,877	$1,144	($13,021)	$0
Lease cancellation and other costs	3,452	6,775	(1,320)	8,907

Total Restructuring Reserve Balance	$15,329	$7,919	($14,341)	$8,907

	Reserve		Utilization	Reserve
	Balance	2004	of Reserve	Balance
2004 Restructuring Reserve Activity	Sept. 30, 2003	Expense	in 2004	Sept. 30, 2004
Severance	$0	$4,286	($2,784)	$1,502
Lease cancellation and other costs	8,907	3,243	(6,314)	5,836

Total Restructuring Reserve Balance	$8,907	$7,529	($9,098)	$7,338

Allen Telecom Acquisition Integration Reserve

As part of the Allen Telecom acquisition, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed assets and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in inventory provisions. Integration reserves established in purchase accounting were accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom. The company finalized these integration plans in the fourth quarter of 2004.

In 2004, the company paid severance benefits of $8.9 million to 298 employees. Net cash costs incurred in 2004 were $14.1 million. The company still anticipates paying severance benefits to 154 employees and expects to substantially complete its integration activities in 2005. A summary of integration reserve activity for 2003 and 2004 is as follows (dollars in thousands):

	Reserve		Utilization	Reserve
	Balance	2003	of Reserve	Balance
2003 Integration Reserve Activity	Sept. 30, 2002	Expense	in 2003	Sept. 30, 2003
Severance	$0	$11,728	($539)	$11,189
Lease cancellation and other costs	0	1,952	(1,634)	318

Total Integration Reserve Balance	$0	$13,680	($2,173)	$11,507

	Reserve		Utilization	Reserve
	Balance	2004	of Reserve	Balance
2004 Integration Reserve Activity	Sept. 30, 2003	Expense	in 2004	Sept. 30, 2004
Severance	$11,189	$3,966	($8,876)	$6,279
Lease cancellation and other costs	318	10,177	(5,225)	5,270

Total Integration Reserve Balance	$11,507	$14,143	($14,101)	$11,549

8. Discontinued Operations

In September 2002, the company discontinued three non-strategic businesses: equipment shelters, wireless accessories and satellite modems. The company recognized an after-tax charge of $26.4 million to reduce the carrying value of these assets to their fair value. The company estimated the fair value of these assets based on the projected proceeds from sale of these assets, net of any related costs. This $26.4 million charge consisted of a pre-tax charge of $34.7 million net of an $8.3 million tax benefit. Included in this $26.4 million was $2.1 million of goodwill, which was the portion of the company’s total goodwill attributable to these discontinued operations. These businesses employed approximately 170 employees. The company closed its satellite modem business in September 2002 and sold its equipment shelter business in October 2002 and its wireless accessories business in January 2003.

The company has restated all periods presented to reflect its equipment shelter, wireless accessories, and satellite modem businesses as discontinued operations. The results of operations for the discontinued businesses are as follows:

	Year Ended September 30
Dollars in thousands	2004	2003	2002
Sales	$—	$8,214	$54,108
Cost of sales	—	9,807	58,010

Gross profit (loss)	—	(1,593)	(3,902)
Operating expenses	—	2,956	11,077

Loss before income taxes	—	(4,549)	(14,979)
Income tax benefit	—	(1,365)	(4,495)

Loss from discontinued operations	$—	$(3,184)	$(10,484)

The company had no assets or liabilities relating to these discontinued businesses at September 30, 2004 or at September 30, 2003. The company is currently involved with litigation related to the closing of its satellite modem business, operated under the name Comtier. (see Note 10)

9. Income Taxes

The income tax provision consists of the following:

	Year Ended September 30
Dollars in thousands	2004	2003	2002
Current Provision
Federal	$—	$1,767	$4,189
State	600	(768)	(1,451)
Foreign	17,223	10,057	10,518

	17,823	11,056	13,256

Deferred Provision (Benefit)
Federal	(2,024)	(5,412)	(9,771)
State	(188)	(503)	(907)
Foreign	327	(519)	—

	(1,885)	(6,434)	(10,678)

Provision for Income Tax Expense	$15,938	$4,622	$2,578

Income Taxes Paid	$17,649	$7,814	$12,033

Components of Income (Loss) from Continuing Operations before Income Taxes
United States	$(22,150)	$(17,665)	$(26,101)
Non-United States	71,073	40,991	39,171

	$48,923	$23,326	$13,070

A reconciliation of the federal statutory rate to the company’s actual tax rate is provided below:

	Year Ended September 30
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Export sales benefit	(1.0)	(7.5)	(13.4)
State taxes, net of federal benefit	0.6	(0.8)	0.2
Foreign income at other than U.S. rates	(8.3)	(3.8)	(5.8)
Restructuring and dispositions at other than statutory rate	0.0	0.0	1.4
Capital loss utilization	0.0	(12.4)	0.0
Valuation allowances	3.2	14.4	0.0
Permanent items and other	3.1	(5.1)	2.3

Effective Tax Rate	32.6%	19.8%	19.7%

Principal components of the company’s net asset/(liability) representing deferred income tax balances are as follows:

	September 30
Dollars in thousands	2004	2003
Deferred Tax Assets
Restructuring reserves	$9,611	$33,373
Recoverable taxes	7,191	7,387
Tax loss carryforward	88,617	41,628
Tax credit carryforward	32,866	27,882
Employee benefits	21,837	17,301
Inventory and warranty	13,582	13,889
Other accrued liabilities	23,132	11,596

Total Deferred Tax Assets	196,836	153,056

Less: Valuation allowances	(42,289)	(24,625)

Net Deferred Tax Assets	$154,547	$128,431

Deferred Tax Liabilities
Depreciation and amortization	$(34,062)	$(44,705)
Undistributed foreign earnings	(21,715)	(19,203)
LIFO reserve	(6,603)	(6,064)
Other deferred income/expense	(28,924)	(18,743)

Total Deferred Tax Liabilities	$(91,304)	$(88,715)

Net Deferred Tax Asset	$63,243	$39,716

Deferred Taxes as Recorded on the Balance Sheet
Current deferred tax asset	$15,928	$25,414
Non-current deferred tax asset	47,315	14,302

Net Deferred Tax Assets	$63,243	$39,716

Reclassifications have been made to certain components of the 2003 deferred tax asset and liability balances above to conform to the 2004 presentation of such items. At September 30, 2004, the current deferred tax asset, net of current taxes payable, was reported in Other Current Assets on the consolidated balance sheet. The non-current deferred tax asset, net of non-current deferred tax liabilities, was reported in Other Assets on the consolidated balance sheet.

The deferred tax asset for tax loss carryforward includes U.S. net operating loss carryforward of $187.6 million, which will begin to expire in 2018, state net operating loss carryforwards of $142.7 million, which will begin to expire in 2005, and foreign net operating loss carryforwards of $32.0 million, which will begin to expire in 2007. The deferred tax asset for tax credit carryforward includes U.S. foreign tax credit carryforward of $11.8 million, which will begin to expire in 2009, U.S. research tax credit carryforward of $16.9 million, which will begin to expire in 2011, and U.S. alternative minimum tax credit carryforward of $4.2 million with no expiration.

Valuation allowances totaling $42.3 million have been established and include $7.8 million related to the foreign tax credit carryforward, $16.9 million related to research tax credit carryforward, $9.3 million related to the foreign net operating loss carryforward, $2.9 million related to state net operating loss carryforward and $5.4 million related to other U.S. and foreign deferred tax assets, the realization of which is uncertain. The current year increase in valuation allowances is attributable to additional state and foreign net operating losses and tax credits carried forward.

No provision has been made for income taxes of $37.5 million at September 30, 2004, which would be payable in the event that all undistributed earnings of certain foreign subsidiaries were repatriated. The company plans to continue its foreign operations, and anticipates the utilization of tax planning strategies to offset tax liabilities associated with the payment of dividends from these subsidiaries. While the company realizes local benefits associated with tax holidays in China, a tax provision in the amount of $21.7 million has been recorded to reflect tax cost associated with the repatriation of that portion of undistributed earnings of Andrew’s Chinese subsidiaries not considered to be permanently reinvested.

The company’s federal income tax returns for the fiscal years ended September 30, 1999 through September 30, 2002 are currently under examination by the Internal Revenue Service. While certain adjustments have been proposed, the company believes it has adequately reserved for any adjustments that may result from this examination.

10. Commitments and Contingencies

Leases

The company’s leases consist primarily of facilities and equipment and expire between 2005 and 2013. Annual rental expense for operating leases included in results from continuing operations were $19.6 million, $14.0 million, and $9.6 million in 2004, 2003, and 2002 respectively. Future minimum payments under noncancellable operating and capital leases having a remaining term in excess of one year at September 30, 2004 are as follows:

Dollars in thousands	Operating	Capital
2005	$12,895	$497
2006	11,601	410
2007	10,862	350
2008	10,234	233
2009	9,189	—
Thereafter	17,626	—

Total minimum lease payments	$72,407	$1,490

At September 30, 2004 the company had $1.9 million of assets recorded under capital leases that are included in Property, Plant and Equipment.

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

The following is an analysis of product warranty reserves:

	September 30
Dollars in thousands	2004	2003
Warranty reserves at beginning of the year	$12,470	$9,932
Accrual for warranties issued	16,547	3,134
Reserve balances acquired with Allen Telecom	—	3,469
Warranty settlements made	(10,477)	(4,116)
Warranty expirations and adjustments	360	51

Warranty reserves at end of the year	$18,900	$12,470

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

On May 12, 2003, Ronald J. Huff and George D. Dill (“Plaintiffs”) filed a Complaint in the Santa Clara County, California Superior Court alleging that Andrew used its position as an investor in Comtier, a California corporation founded by Plaintiffs, to take unfair advantage of the assets and opportunities of Comtier. Plaintiffs have not specified the amount of their claims, and no trial date has yet been established. The company believes this case is without merit and intends to defend the matter vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

11. Shareholders’ Equity

Common Stock

Shareholders of the company have authorized the issuance of 400,000,000 shares of common stock with a par value of $.01 per share. As of September 30, 2004, 160,866,967 shares of common stock were outstanding. Each outstanding common share has attached to it a one share purchase right that, until exercisable, cannot be transferred apart from the company’s common stock. The rights will only become exercisable if a person or group acquires 15% or more of the company’s common stock or announces an offer to acquire 15% or more of the company’s common stock. In the event the rights become exercisable, each right may entitle the holder to purchase common stock of either the surviving or acquired company at one-half its market price.

In 1997, the company’s Board of Directors authorized the company to repurchase up to 15 million common shares. Under this plan, the company repurchased a total of 11,785,432 shares at a cost of $222.2 million from 1997 to 2000. In August 2003, the company’s Board of Directors authorized the company to repurchase an additional 15 million shares of its common stock. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. In 2004 and 2003, the company repurchased 225,000 shares at a cost of $2.5 million and 5,000,000 shares at a cost of $49.6 million under these stock buy-back programs.

Common stock issued, outstanding and held in treasury is summarized in the table below:

	Year Ended September 30
	2004	2003	2002
Shares of Common Stock — Issued
Balance at beginning of year	160,900,657	102,718,210	102,718,210
Shares issued in Allen Telecom acquisition	—	55,229,795	—
Shares issued for conversion of preferred stock	115,260	2,942,652	—
Shares issued for stock options	—	10,000	—

Balance at End of Year	161,015,917	160,900,657	102,718,210

Shares of Common Stock — Held in Treasury
Balance at beginning of year	2,608,290	4,500,493	21,187,764
Stock repurchase	225,000	5,000,000	—
Stock issued in Celiant acquisition	—	—	(16,278,805)
Stock issued in MTS acquisition	(1,621,429)	—	—
Shares issued for conversion of preferred stock	(614,403)	(6,362,863)	—
Stock options and other plans	(448,508)	(529,340)	(408,466)

Balance at End of Year	148,950	2,608,290	4,500,493

At September 30, 2004 the company had 13,009,595 shares of common stock that could potentially be issued under various stock plans described in Note 12. The company also has outstanding warrants issued as part of a litigation settlement with True Position (see Note 2) that could result in the issuance of 1,000,000 shares. The company also has an additional 1,387,892 shares that could potentially be issued if the company’s outstanding convertible preferred stock is converted (see Convertible Preferred Stock) and 17,531,568 shares that could potentially be issued if the company’s convertible notes are converted. (see Note 6)

Convertible Preferred Stock In connection with the Allen Telecom merger, the company issued 991,070 shares of Series A 7.75% convertible preferred stock. The convertible preferred stock has no par value and a liquidation preference of $50.00 per share plus accrued and unpaid dividends. These convertible preferred shares will gain limited voting rights only if the company does not pay dividends for six consecutive quarters.

Dividends on the convertible preferred stock may be paid in cash, common stock, or a combination thereof. Unpaid and/or undeclared dividends do not accumulate, but the number of common shares that the preferred shareholders are entitled to receive upon conversion of the preferred stock will automatically increase, as specified in the company’s Certificate of Incorporation. In 2004 and 2003, the company paid $548,000 and $808,000 in regular preferred stock dividends, respectively.

Each share of preferred stock is convertible, at the option of the holder at any time, into shares of common stock of the company, par value $.01 per share, at an initial conversion rate of $4.338 per share (equivalent to a conversion rate of 11.526 shares of common stock at a liquidation preference of $50.00), subject to adjustment under certain conditions, including the occurrence of certain change of control transactions. On or after February 20, 2005, the company may, at its option as discussed below, cause all of the outstanding shares of preferred stock to be automatically converted into common stock at the then prevailing conversion ratio. The company may exercise that conversion right if, for at least 20 trading days within any consecutive 30-day trading period (including the last trading day), the closing price of its common stock equals or exceeds 125% of the then prevailing conversion price of the preferred stock.

Subject to legal availability of funds, the shares of preferred stock are mandatorily redeemable by the company for cash at their liquidation preference on or after February 15, 2014 (unless previously converted into common shares of the company) and are not redeemable by the company before that date.

In a series of privately negotiated transactions, the company has paid preferred shareholders to induce early conversion into Andrew common stock. In 2003, the company paid approximately $5.7 million to convert 807,350 shares into 9,305,515 shares of Andrew common stock. In 2004, the company paid approximately $0.2 million to convert 63,306 shares into 729,663 shares of Andrew common stock. These payments have been included on the statement of operations as preferred stock dividends. At September 30, 2004, the company had 120,414 shares of convertible preferred stock outstanding.

12. Stock-Based Compensation

The company currently maintains long-term Management Incentive Programs (MIP), which provide for the issuance of up to 17,112,500 common shares in the form of stock options and awards and the awarding of performance units payable in cash or stock to key officers and other employees. Options granted under these plans vest over a four-year period and expire ten years after the grant date. In 2004, the company vested all outstanding options with an exercise price of $15.00 or more per share. In fiscal year 2004, there were 1,678,875 options granted under these plans. At September 30, 2004 there were 2,363,218 shares available for grant under these plans, of which 454,700 are available for grant in the form of deferred stock units (DSU).

In fiscal year 2004, the company granted 363,200 DSUs under the MIP. The weighted average fair value of these DSUs was $11.91. DSUs granted under these plans cliff vest three years after the grant date and entitle the participants to one share of company common stock on the vesting date. Compensation costs for the DSUs are recognized on a straight-line basis over the vesting period and are based on the market price of the company’s stock on the date of grant.

The company maintains stock option plans for Non-Employee Directors that provide for the issuance of up to 1,812,500 common shares. Options granted under these plans vest over a five-year period and expire ten years after grant. In fiscal year 2004, there were 108,000 options granted under these plans. At September 30, 2004 there were 236,000 options available for grant under these plans.

In connection with the Allen Telecom merger, Allen stock options outstanding at July 15, 2003 were converted into Andrew stock options. The company granted a total of 430,473 options for these conversions. These options are fully vested and expire at various dates over the next three years.

The company has an Employee Stock Purchase Plan (ESPP) that allows all U.S. and certain non-U.S. employees with six months of service as of the annual offering date to participate in this plan and contribute up to 5% of their base salary to this plan. The plan authorizes up to 3,471,875 shares of common stock to be sold to employees at 85% of market value. All shares issued under this plan are restricted and cannot be sold for one year following the date of purchase. In fiscal year 2004, there were 95,647 shares purchased by employees under the plan. At September 30, 2004 there were 1,865,000 shares available under the ESPP.

A summary of the company’s stock option activity and related information follows:

	Year Ended September 30
	2004	2003	2002
Outstanding at beginning of year	6,818,117	5,690,317	4,673,740
Granted	1,786,875	1,621,948	1,321,180
Expired or cancelled	(142,614)	(438,272)	(139,788)
Exercised	(332,735)	(55,876)	(164,815)

Outstanding at End of Year	8,129,643	6,818,117	5,690,317

Exercisable at End of Year	5,713,252	4,193,768	2,914,767

Weighted Average Exercise Price
Outstanding at beginning of year	$19.32	$22.20	$22.36
Granted	12.16	9.87	20.59
Expired or cancelled	16.79	23.20	23.81
Exercised	9.96	8.03	12.72
Outstanding at End of Year	18.17	19.32	22.20
Exercisable at End of Year	$21.02	$21.26	$23.01

The weighted average fair value of options granted during fiscal years 2004, 2003, and 2002, was $7.07, $4.42, and $10.40, per share respectively. The weighted average life of options outstanding as of September 30, 2004 was 6.14 years. The range of exercise prices for options outstanding and exercisable at September 30, 2004, was $8.91 to $38.17.

Range of Exercise	$8.91 -	$11.22 -	$13.03 -	$17.11 -	$19.12 -	$22.65 -	$27.19 -
Prices	$10.17	$12.50	$16.94	$18.22	$22.19	$24.94	$38.17	Total
Outstanding Options	1,085,681	1,705,694	660,795	903,992	1,260,606	1,982,450	530,425	8,129,643
Weighted Average Exercise Price	$9.41	$11.40	$15.50	$17.58	$21.42	$23.16	$35.87	$18.17
Average Life	8.19	8.46	5.26	4.76	5.72	5.24	2.27	6.14
Exercisable Options	418,790	181,194	649,295	772,492	1,178,606	1,982,450	530,425	5,713,252
Weighted Average Exercise Price	$9.38	$11.82	$15.51	$17.59	$21.55	$23.16	$35.87	$21.02

13. Segment and Geographic Information

The company manages its business as one operating segment. The major product categories in this segment are: Antennas, Base Station Subsystems, Cable Products, Network Solutions, and Wireless Innovations. The company sells to a wide range of customers in these markets. In 2004, Italy was the only country, outside of the United States, from where sales originated, that were more than 10% of total sales. For 2004, sales originating from Italy were $204.2 million or 11.1% of revenue. In 2002 and 2003 no country outside of the United States accounted for more than 10% of total revenue. Over the last three fiscal years, Lucent Technologies was the only customer that accounted for 10% or more of the company’s total revenue. Lucent Technologies accounted for 14%, 16% and 11% of the company’s total revenue in fiscal years 2004, 2003 and 2002, respectively.

Principal financial data by major product group and geographic selling location is as follows:

	Year Ended September 30
Dollars in thousands	2004	2003	2002
Sales by Product Category
Antennas	$498,895	$252,156	$240,729
Base Station Subsystems	473,334	236,150	96,303
Cable Products	557,547	440,808	505,215
Network Solutions	185,818	43,772	—
Wireless Innovations	123,155	41,600	22,554

Total Sales	$1,838,749	$1,014,486	$864,801

Sales by Geographic Area
United States — Domestic	$855,359	$403,964	$408,549
United States — Export	80,134	72,774	38,255
Europe, Middle East, Africa	540,837	278,326	188,737
Asia-Pacific	254,613	187,290	164,002
Other Americas	107,806	72,132	65,258

Total Sales	$1,838,749	$1,014,486	$864,801

Assets Identifiable to
United States	$548,817	$544,813	$323,402
United States — discontinued operations	—	—	16,792
Europe, Middle East, Africa	449,122	378,129	165,393
Asia-Pacific	214,235	158,511	131,472
Other Americas	96,705	77,296	42,968
Goodwill & Other Intangible Assets	932,066	914,484	443,639

Consolidated Assets	$2,240,945	$2,073,233	$1,123,666

14. Selected Quarterly Financial Information (Unaudited)

Due to variability of shipments under large contracts, customers’ seasonal installation considerations, variations in product mix and in profitability of individual orders, the company can experience wide quarterly fluctuations in sales and operating results. Consequently, it is more meaningful to focus on annual rather than quarterly results.

Dollars in thousands, except per share amounts	December		March		June		September		Total
2004
Sales [1]	$410,771		$447,146		$492,998		$487,834	[2]	$1,838,749
Gross profit	104,069		110,654		127,689		108,244	[2]	450,656
Income (loss) from continuing operations before income taxes	6,339	[3]	15,894	[4]	27,413		(723)	[2,4,5]	48,923
Income from continuing operations	4,120	[3]	10,331	[4]	17,818		716	[2,4,5]	32,985
Net income	4,120	[3]	10,331	[4]	17,818		716	[2,4,5]	32,985
Preferred stock dividends	315		119		126		147		707
Net income available to common shareholders	3,805	[3]	10,212	[4]	17,692		569	[2,4,5]	32,278
Basic and diluted income from continuing operations	0.02	[3]	0.06	[4]	0.11		0.00	[2,4,5]	0.20
Basic and diluted net income per share	0.02	[3]	0.06	[4]	0.11		0.00	[2,4,5]	0.20
Common Stock Closing Price Range:
High	13.76		18.83		21.26		19.92
Low	10.05		12.36		16.58		9.40

2003
Sales	$254,526		$201,318		$213,721		$344,921	[1]	$1,014,486
Gross profit	71,213		51,717		54,630		97,585		275,145
Income (loss) from continuing operations before income taxes	9,482		(2,388)		8,046	[6]	8,186	[7,8]	23,326
Income (loss) from continuing operations	6,637		(1,671)		8,417	[6]	5,321	[7,8]	18,704
Net income (loss)	6,067		(3,431)		7,629	[6]	5,255	[7,8]	15,520
Preferred stock dividends	—		—		—		6,459		6,459
Net income (loss) available to common shareholders	6,067		(3,431)		7,629	[6]	(1,204)	[7,8]	9,061
Basic and diluted income (loss) from continuing operations	0.07		(0.02)		0.09	[6]	(0.01)	[7,8,9]	0.11
Basic and diluted net income (loss) per share	0.06		(0.03)		0.08	[6]	(0.01)	[7,8,9]	0.08
Common Stock Closing Price Range:
High	12.45		11.27		10.04		14.17
Low	$6.06		$5.50		$5.73		$9.34

1.	The increase in sales in 2004 and the September 2003 quarter was primarily driven by the July 2003 acquisition of Allen Telecom, Inc.

2.	During the fourth quarter of 2004, the company made a change in estimate for revenue recognition based upon changes in contractual terms with one significant customer. The cumulative effect of this change in estimate was the recognition of an additional $9.6 million in revenue from Geolocation services that were performed earlier in the year. This change increased income by $2.7 million and basic and diluted net income per share by $0.02.

3.	Includes $4.5 million pre-tax loss on the sale of the assets.

4.	In 2004, pre-tax restructuring charges were $2.8 million in the March quarter and $7.0 million in the September quarter.

5.	Includes $7.1 million pre-tax loss on the sale of assets.

6.	Includes $9.3 million of pre-tax and after-tax gains on the sale of assets.

7.	Includes $2.8 million pre-tax, $1.8 million after-tax gain related to the sale of assets.

8.	Includes restructuring charges of $8.5 million pre-tax, $5.6 million after-tax.

9.	Per share calculations are based on income available to common shareholders, which included preferred stock dividend of $6.5 million in the fourth quarter of 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Andrew Corporation

We have audited the accompanying consolidated balance sheets of Andrew Corporation and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
October 27, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2004 the company’s management, including its Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the fiscal year ended September 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning Andrew’s directors is incorporated herein by reference from the company’s 2004 Proxy Statement under the caption “Election of Directors.”

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the company’s 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning Andrew’s executive officers can be found in Part I of this Annual Report on Form 10-K under the caption “Additional Item — Corporate Officers of the Registrant.”

Information concerning Andrew’s audit committee and audit committee financial expert is incorporated herein by reference from the company’s 2004 Proxy Statement under the caption “Meetings and Committees of the Board of Directors.”

Information concerning Andrew’s Code of Conduct is incorporated herein by reference from the company’s 2004 Proxy Statement under the caption “Corporate Governance Policies and Practices.”

Item 11. Executive Compensation

Information concerning management and director compensation is incorporated herein by reference from the company’s 2004 Proxy Statement under the captions “Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the company’s 2004 Proxy Statement under the caption “Ownership of Andrew Common Stock.”

Information concerning related stockholder matters is incorporated herein by reference from the company’s 2004 Proxy Statement under the caption “Equity Compensation Plan Information Table.”

Item 13. Certain Relationships and Related Transactions

None

Item l4. Principal Accountant Fees and Services

Information concerning fees and services of the company’s principal accountant is incorporated herein by reference from the company’s 2004 Proxy Statement under the caption “Appointment of Independent Auditors.”

PART IV

Item l5. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The Consolidated Financial Statements are included in Item 8 of this Annual Report on Form 10-K, on pages 28 to 55.

(a)(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C					Column D		Column E
		Additions
	Balance at	Charged to	Balance		Charged to				Balance at
	beginning	costs &	due to		other				end of
Year Ended September 30, 2004	of period	expenses	acquisitions		accounts		Deductions		of period
Allowance for doubtful accounts	10,662	6,096	569	(1)	—		(3,529	)(2)	13,798
Inventory reserves	43,531	17,372	9,128	(3)	—		(19,128	)(4)	50,903
Deferred tax assets valuation allowance	24,625	6,404	4,218		7,042	(5)	—		42,289
Year Ended September 30, 2003
Allowance for doubtful accounts	6,516	3,473	2,597	(6)	423	(7)	(2,347	)(2)	10,662
Inventory reserves	11,919	1,747	32,688	(6)	—		(2,823	)(4)	43,531
Deferred tax assets valuation allowance	2,678	9,491	6,520	(6)	8,569	(9)	(2,633	)(8)	24,625
Year Ended September 30, 2002
Allowance for doubtful accounts	4,053	4,434	—		1,741	(7)	(3,712	)(2)	6,516
Inventory reserves	12,741	5,182	—		—		(6,004	)(4)	11,919
Deferred tax assets valuation allowance	—	2,678	—		—		—		2,678

(1)	MTS Wireless Components acquisition in March 2004

(2)	Accounts receivable written-off against allowance for doubtful accounts

(3)	Channel Master acquisition in November 2003

(4)	Inventory scrapped against inventory reserves

(5)	Represents increase in deferred tax assets related to foreign losses carried forward

(6)	Allen Telecom acquisition in July 2003

(7)	Collection of accounts receivable previously written-off

(8)	Deferred tax assets utilized

(9)	Includes reclassification of $8,569 representing an increase in deferred tax assets related to tax credits carried forward at September 30, 2003

(a)(3) Exhibit Index:

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation	Filed as Exhibit 4.1 to Form S-8 filed on July 22, 2003 and incorporated herein by reference. (SEC File No. 333-107243)

3.2	By-Laws of Registrant	Filed as Exhibit 3.2 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.1	Note Agreement dated September 1, 1990	Filed as Exhibit 4(a) to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.2	First Amendment to Note Agreement dated September 1, 1990	Filed as Exhibit 4(a)a to Form 10-K for fiscal year ended September 30, 1992 and incorporated herein by reference. (SEC File No. 000-09514)

4.3	Note Assumption and Exchange Agreement dated as of July 15, 2003	Filed as Exhibit 4.3 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 33-110014)

4.4	Stockholder Rights Agreement Dated November 14, 1996	Filed as Exhibit 4.1 to Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

4.5	Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.	Filed as Exhibit 4.1 to Form S-3 dated August 19, 2002 and incorporated herein by reference. (SEC File No. 333-98333)

4.6	Indenture, dated as of August 8, 2003, between the Registrant and BNY Midwest Trust Company, as Trustee	Filed as Exhibit 4.6 to Form S-3 dated October 28, 2003 and incorporated herein by by reference. (SEC File No. 333-110014)

4.7	Form of 3 1/4% Convertible Subordinated Note due 2013 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	Filed as Exhibit 4.7 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.8	Registration Rights Agreement, dated as of August 8, 2003, among the Registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers	Filed as Exhibit 4.8 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

Item 15. cont.

Exhibit No.	Description	Reference
4.9	Warrant to Purchase Common Stock issued on January 16, 2004	Filed as Exhibit 99.2 to Form 8-K filed on February, 3, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.1*	Management Incentive Plan Dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)

10.2*	Non-employee Directors’ Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference. (SEC File No. (001-14617)

10.3	Credit Agreement dated as of March 17, 2000	Filed as Exhibit 10 to Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference. (SEC File No. 001-14617)

10.4	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference. (SEC File No. 001-14617)

10.5*	Amended and Restated Employee Retirement Benefit Restoration Plan	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference. (SEC File No. 001-14617)

10.6*	Management Incentive Program, Dated November 18, 1999	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference. (SEC File No. 001-14617)

10.7+	Supply Agreement dated as of April 3, 2003 between Lucent Technologies Inc. and Celiant Corporation.	Filed as Exhibit 99.1 to Form 8-K file on April 9, 2003 and incorporated herein by reference. (SEC File No 001-14617)

10.8*	Allen Telecom Inc. Employee Before-Tax Savings Plan	Filed as Exhibit 4.4 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.9*	Allen Telecom Inc. Amended and Restated 1992 Stock Plan	Filed as Exhibit 4.5 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.10*	Allen Telecom Inc. Amended and Restated 1994 Non-Employee Director Stock Plan	Filed as Exhibit 4.6 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.11	First amendment to amended and restated credit agreement Dated June 30, 2003	Filed as Exhibit 10.24 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

Exhibit No.	Description	Reference
10.12	Second amendment to amended and restated credit agreement dated August 4, 2003	Filed as Exhibit 10.25 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference. (SEC File No. 001-14617)

10.13*	Andrew Corporation Executive Severance Benefit Plan	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.14*	Executive Severance Benefit Plan Agreement with Ralph Faison	Filed as Exhibit 10.2 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.15*	Executive Severance Benefit Plan Agreement with Marty Kittrell	Filed as Exhibit 10.3 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.16*	Executive Severance Benefit Plan Agreement with Dan Hartnett	Filed as Exhibit 10.4 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.17*	Executive Severance Benefit Plan Agreement with Jeff Gittelman	Filed as Exhibit 10.5 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.18*	Executive Severance Benefit Plan Agreement with John DeSana	Filed as Exhibit 10.6 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.19*	Executive Severance Benefit Plan Agreement with Paul Cox	Filed as Exhibit 10.7 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.20*	Executive Severance Benefit Plan Agreement with Jim Petelle	Filed as Exhibit 10.8 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.21*	Executive Severance Benefit Plan Agreement with Mark Olson	Filed as Exhibit 10.9 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.22*	Executive Severance Benefit Plan Agreement with Greg Maruszak	Filed as Exhibit 10.10 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.23*	Executive Severance Benefit Plan Agreement with Fred Lietz	Filed as Exhibit 10.11 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.24*	Executive Severance Benefit Plan Agreement with J.C. Huang	Filed as Exhibit 10.12 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

Exhibit No.	Description	Reference
10.25*	Executive Severance Benefit Plan Agreement with John Dickson	Filed as Exhibit 10.13 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.26*	Executive Severance Benefit Plan Agreement with Robert Hudzik	Filed as Exhibit 10.14 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.27*	Executive Severance Benefit Plan Agreement with Jim LePorte	Filed as Exhibit 10.15 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.28*	Executive Severance Benefit Plan Agreement with Roger Manka	Filed as Exhibit 10.16 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.29*	Executive Severance Benefit Plan Agreement with Mickey Miller	Filed as Exhibit 10.17 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.30*	Executive Severance Benefit Plan Agreement with Karen Quinn-Quintin	Filed as Exhibit 10.18 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.31	Settlement Agreement, dated as of January 16, 2004, by and among True Position Inc., KSI Inc., Allen Telecom LLC and Andrew Corporation	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended March 31, 2004 and incorporated herein by reference.

10.32*	Stock Option Agreement (Form of Agreement adopted November 16, 2004)	Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.33*	Form of Deferred Stock Unit Agreement	Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.34*	Form of Stock Option Agreement	Filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

12	Statement regarding ratio of earnings/(loss) to fixed charges	Filed herewith

21	List of Significant Subsidiaries	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

Item 15. cont.

Exhibit No.	Description	Reference
31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates compensatory plan

+ Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2004.

Andrew Corporation
By	/s/ Ralph E. Faison
Ralph E. Faison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 10, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/ Ralph E. Faison	/s/ Marty R. Kittrell

	Ralph E. Faison	Marty R. Kittrell
	President and Chief	Chief Financial Officer
	Executive Officer	(Principal Financial Officer)
(Principal Executive Officer)

	/s/ Mark A. Olson	/s/ Charles R. Nicholas

	Mark A. Olson	Charles R. Nicholas
	Vice President, Corporate	Chairman
Controller and Chief Accounting Officer
(Principal Accounting Officer)

	/s/ John G. Bollinger	/s/ Philip W. Colburn

	John G. Bollinger	Philip W. Colburn
	Director	Director

	/s/ Thomas A. Donahoe	/s/ Jere D. Fluno

	Thomas A. Donahoe	Jere D.Fluno
	Director	Director

	/s/ William O. Hunt	/s/ Robert G. Paul

	William O. Hunt	Robert G. Paul
	Director	Director

	/s/ Gerald A. Poch	/s/ Glen O. Toney

	Gerald A. Poch	Glen O. Toney
	Director	Director

/s/ Dennis L. Whipple

Dennis L. Whipple
Director

EXHIBIT INDEX

Item Number	Description
12	Ratio of earnings to fixed charges and preferred stock

21	List of Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification