Form 10-Q
period 2004-12-31
ANDREW CORP
filed 2005-02-08
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark-One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act)

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

          Common Stock, $.01 Par Value – 160,998,465 shares as of February 04, 2005

INDEX
ANDREW CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets— December 31, 2004 and September 30, 2004

Consolidated Statements of Operations— Three months ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows— Three months ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements— December 31, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURE

CERTIFICATIONS
Certification of CEO and CFO
Section 1350 Certifications of CEO and CFO

ITEM 1. FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31	September 30
	2004	2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$179,421	$189,048
Accounts receivable, less allowances (Dec. 2004 - $14,379; Sept. 2004 - $13,798)	447,227	416,603
Inventories	356,481	351,082
Other current assets	45,936	34,190

Total Current Assets	1,029,065	990,923

Other Assets
Goodwill	872,034	868,078
Intangible assets, less amortization	62,401	63,988
Other assets	89,148	92,590
Property, Plant, and Equipment
Land and land improvements	23,584	22,607
Buildings	128,192	123,716
Equipment	514,401	496,739
Allowance for depreciation	(430,051)	(417,696)

	236,126	225,366

TOTAL ASSETS	$2,288,774	$2,240,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$201,428	$196,592
Accrued expenses and other liabilities	86,736	82,291
Compensation and related expenses	44,318	67,018
Restructuring	21,431	18,887
Notes payable and current portion of long-term debt	23,226	14,051

Total Current Liabilities	377,139	378,839

Deferred liabilities	54,030	54,388
Long-term debt, less current portion	280,265	284,844

SHAREHOLDERS’ EQUITY
Redeemable convertible preferred stock liquidation preference $50 a share (119,114 shares outstanding at December 31, 2004 and 120,414 shares outstanding at September 30, 2004)	5,956	6,021
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 161,024,089 shares issued at Dec. 31, 2004 and 161,015,917 shares issued at Sept. 30, 2004, including treasury)	1,610	1,610
Additional paid-in capital	667,348	666,746
Accumulated other comprehensive income	50,406	12,363
Retained earnings	852,338	837,713
Treasury stock, common stock at cost (29,723 shares at December 30, 2004 and 148,950 shares at September 30, 2004)	(318)	(1,579)

Total Shareholders’ Equity	1,577,340	1,522,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,288,774	$2,240,945

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares outstanding in thousands, except per share amounts)

	Three Months Ended
	December 31
	2004	2003

Sales	$474,074	$410,771
Cost of products sold	363,667	306,702

Gross Profit	110,407	104,069

Operating Expenses
Research and development	26,871	25,623
Sales and administrative	51,029	52,493
Intangible amortization	7,740	9,421
Restructuring	1,838	694
Loss on sale of assets	—	4,511

	87,478	92,742

Operating Income	22,929	11,327

Other
Interest expense	3,708	3,887
Interest income	(1,706)	(749)
Other expense	1,516	1,850

	3,518	4,988

Income Before Income Taxes	19,411	6,339

Income Taxes	4,669	2,219

Net Income	14,742	4,120

Preferred Stock Dividends	117	315

Net Income Available to Common Shareholders	$14,625	$3,805

Basic and Diluted Net Income per Share	$0.09	$0.02

Average Shares Outstanding
Basic	160,927	158,345
Diluted	180,319	158,642

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended
	December 31
	2004	2003
Cash Flows from Operations
Net Income	$14,742	$4,120

Adjustments to Net Income
Depreciation	14,392	15,219
Amortization	7,740	9,421
Gain on sale of assets	(91)	(90)
Restructuring costs	(3,308)	(6,281)

Change in Operating Assets/Liabilities
Accounts receivable	(12,476)	(38,863)
Inventories	2,649	(26,646)
Other assets	(9,756)	(4,638)
Accounts payable and other liabilities	(32,665)	32,092

Net Cash Used for Operations	(18,773)	(15,666)

Investing Activities
Capital expenditures	(14,036)	(19,573)
Acquisition of businesses, net of cash acquired	(7,872)	(23,227)
Investments	—	(6,500)
Proceeds from sale of businesses and investments	9,494	3,000
Proceeds from sale of property, plant and equipment	553	549

Net Cash Used for Investing Activities	(11,861)	(45,751)

Financing Activities
Long-term debt payments, net	(325)	(11,691)
Notes payable borrowings (payments), net	9,064	(174)
Preferred stock dividends	(117)	(315)
Payments to acquire common stock for treasury	—	(2,472)
Stock purchase and option plans	184	636

Net Cash From (Used for) Financing Activities	8,806	(14,016)

Effect of exchange rate changes on cash	12,201	9,280

Decrease for the Period	(9,627)	(66,153)
Cash and Equivalents at Beginning of Period	189,048	286,269

Cash and Equivalents at End of Period	$179,421	$220,116

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2004.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
In thousands, except per share amounts	December 31
	2004	2003

BASIC EARNINGS PER SHARE
Net income	$14,742	$4,120
Preferred stock dividends	117	315

Net income available to common shareholders	14,625	3,805

Average basic shares outstanding	160,927	158,345

Basic net income per share	$0.09	$0.02

DILUTED EARNINGS PER SHARE
Net income	$14,742	$4,120
Preferred stock dividends	117	315

Net income available to common shareholders	14,625	3,805

Effect of dilutive securities:
Interest, net of taxes on convertible notes	1,328	—
Preferred stock dividends	117	—

Net income available to common shareholders
After assumed conversions	16,070	3,805

Average basic shares outstanding	160,927	158,345
Effect of dilutive securities:
Options, warrants, and equivalents	480	297
Convertible notes	17,532	—
Convertible preferred stock	1,380	—

Average diluted shares outstanding	180,319	158,642

Diluted net income per share	$0.09	$0.02

For the quarter ended December 31, 2004 the company had an average of 119,764 shares of convertible preferred stock outstanding, which were convertible into 1,380,400 shares of common stock, which were used in the diluted earning per share calculation. For the quarter ended December 31, 2003, the company had an average of 160,814 shares of convertible preferred stock outstanding, which were convertible into 1,853,542 shares of common stock. . These shares were not included in the calculation of diluted earnings per share for the three months ended December 31, 2003 because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share for the three months ended December 31, 2003 because including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share.

Options to purchase 7,931,743 and 5,330,272 shares of common stock at December 31, 2004 and 2003, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 3. INVENTORIES

Inventories consisted of the following at December 31, 2004 and September 30, 2004, net of reserves:

	December 31	September 30
(Dollars in thousands)	2004	2004

Raw materials	$121,287	$133,483
Work in process	96,324	85,917
Finished goods	138,870	131,682

	$356,481	$351,082

NOTE 4. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments included in Accumulated Other Comprehensive Income, a component of shareholders’ equity, as comprehensive income. For the three months ended December 31, 2004 and 2003, other comprehensive income is made up of net income available to common shareholders and foreign currency translation adjustments. Comprehensive income for the periods ended December 31, 2004 and 2003 was as follows:

	Three months ended
	December 31
(Dollars in thousands)	2004	2003

Net income	$14,742	$4,120
Foreign currency translation adjustments	38,043	27,731

Comprehensive Income	$52,785	$31,851

NOTE 5. RECENTLY ISSUED ACCOUNTING POLICIES

In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No.123(R), Share-Based Payment, which requires the company to record compensation cost for all share-based payments, including employee stock options, at fair value beginning in the quarter ending September 30, 2005. As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally recognizes no compensation cost for employee stock options because the exercise price of these stock options equals the market price of the underlying stock on the date of the grant. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, assuming no additional stock options are granted, the company estimates that the unvested stock options expected to be outstanding at the date of adoption will result in after-tax charges of approximately $0.8 million in the fourth quarter of 2005 and $2.9 million in fiscal year 2006. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), operating cash flows recognized in prior periods for such excess tax deductions were approximately $900,000 and $85,000 in fiscal year 2004 and 2003, respectively.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The deduction is subject to certain limitations and, as of today, uncertainty remains as to how certain provisions of the Act will be interpreted. Therefore, the company is not yet in a position to determine whether, and to what extent, it would repatriate unremitted foreign earnings. The company expects to finalize its analysis of these provisions by June 30, 2005.

NOTE 6. ADOPTION OF NEW ACCOUNTING POLICIES

In September 2004, the FASB issued EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF No. 04-08 requires the company to include the impact of the company’s contingently convertible notes in the diluted earnings per share calculations, regardless of whether the conversion contingency has been met. This contrasts with previous accounting rules, which allowed companies to exclude contingent convertibles from the calculation of diluted earnings per share, if the contingency has not been met. The company adopted EITF No. 04-08 starting in fiscal year 2005. EITF No. 04-08 includes a requirement to restate all periods during which the convertible instrument was outstanding. The company has determined that no prior period restatements are required because the contingently convertible notes were anti-dilutive in these periods.

NOTE 7. RESTRUCTURING AND INTEGRATION

At December 31, 2004, the company had a restructuring reserve of $21.4 million, comprised of $5.4 million for its restructuring plans and $16.0 million for merger integration plans.

Restructuring Reserve

The company initiated restructuring plans in 2002. As part of these initiatives, the company has consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In the first quarter of 2005, the company incurred cash costs of $1.9 million under these initiatives, consisting of $1.5 million of severance paid to 126 employees and lease payments of $0.4 million. At December 31, 2004 the company had a reserve of $5.4 million for lease cancellation costs that are scheduled to continue through 2007. A summary of the restructuring reserve activity is provided below (dollars in thousands):

	Reserve		Reserve
	Balance		Balance
	September	Utilization	December
	30, 2004	of Reserve	31, 2004

Restructuring Reserve Activity for the three months ended December 31, 2004
Severance	$1,502	($1,502)	$—
Lease cancellation and other costs	5,836	(430)	5,406

Total Restructuring Reserve Balance	$7,338	($1,932)	$5,406

Merger Integration Reserve

As part of the 2003 Allen Telecom acquisition, the company accrued a restructuring reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. At September 30, 2004 the Allen integration reserve was $11.5 million. In the first quarter of fiscal 2005, the company incurred cash costs of $1.4 million consisting of severance of $0.9 million paid to 43 employees and $0.5 million of lease cancellation and other costs.

In the first quarter of fiscal 2005, the company completed the development of its merger integration plan for Channel Master LLC, which was acquired in fiscal year 2004. The company accrued $5.9 million to close Channel Master’s U.S. manufacturing facility and relocate these operations to China and Mexico. As part of this plan, the company expects to pay severance benefits to approximately 300 employees and plans to complete the relocation of manufacturing operations by the end of fiscal year 2006. The $5.9 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired.

A summary of the merger integration reserve activity is provided below (dollars in thousands):

	Reserve			Reserve
	Balance			Balance
	September	Utilization		December
	30, 2004	of Reserve	Accrual	31, 2004
Integration Reserve Activity for the three months ended December 31, 2004
Severance	$6,279	($858)	$2,262	$7,683
Lease cancellation and other costs	5,270	(546)	3,618	8,342

Total Integration Reserve Balance	$11,549	($1,404)	$5,880	$16,025

In the first quarter of fiscal 2005, the company recognized $1.8 million of restructuring expense for severance and other costs incurred as part of the company’s integration plans and other cost cutting initiatives that were expensed as incurred.

NOTE 8. STOCK-BASED COMPENSATION

The company accounts for stock-based compensation awards pursuant to Accounting Principles Board Opinion No. 25 and its related interpretations which prescribe the use of the intrinsic value method. Accordingly, no compensation cost is recognized for stock options since the exercise price of these stock options equals the market price of the underlying stock on the date of the grant.

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

	Three Months Ended
	December 31
(Dollars in thousands, except per share amounts)	2004	2003

Reported net income available to common shareholders	$14,625	$3,805
Less: Stock-based compensation, net of tax	(9,151)	(5,812)

Pro forma net income (loss) available to common shareholders	$5,474	$(2,007)

Reported basic and diluted net income per share	$0.09	$0.02
Pro forma basic and diluted net income (loss) per share	$0.03	$(0.01)

In the quarter ended December 31, 2004, the company granted 1.5 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were expensed in the first quarter of 2005, increasing pro forma expense by approximately $8.4 million. In the quarter ended December 31, 2003, the company vested all outstanding options with an exercise price of $15 or more per share, increasing pro forma stock-based compensation expense for the quarter by approximately $4.1 million.

NOTE 9. CONTINGENCIES

Warranty Reserve

The company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the company vary depending upon the product sold. The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time product revenue is recognized. Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The company reports warranty reserves as a current liability, included in accrued expenses and other liabilities. Changes in the company’s warranty reserve during the three month periods ended December 31, 2004 and 2003 are as follows:

	Three Months Ended
	December 31
(Dollars in thousands)	2004	2003

Warranty reserve at beginning of period	$18,900	$12,470
Accrual for warranties issued	4,062	5,872
Warranty settlements made	(2,914)	(1,903)
Warranty expirations and adjustments	174	910

Warranty reserve at end of period	$20,222	$17,349

After the close of the first quarter of fiscal 2005, the company was notified by one of its customers of an abnormally high field failure rate for a specific component, supplied by a third-party vendor, that is used in certain base station subsystem product lines. For additional information see Note 14.

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

On May 12, 2003, Ronald J. Huff and George D. Dill (“Plaintiffs”) filed a Complaint in the Santa Clara County, California Superior Court alleging that Andrew used its position as an investor in Comtier, a California corporation founded by Plaintiffs, to take unfair advantage of the assets and opportunities of Comtier. Plaintiffs have not specified the amount of their claims. This case is set for trial in April 2005. The company believes this case is without merit and intends to defend the matter vigorously.

The company believes that these claims are without merit and that an adverse settlement is neither probable nor reasonably estimable. Therefore, the company has recorded no loss provision for these proceedings. The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

NOTE 10. ACQUISITION OF BUSINESSES

In November 2004, the company acquired selected assets of ATC Tower Services, Inc. a division of American Tower Corporation that provides site installation services to wireless operators in North America. This acquisition gives the company a national construction service presence and an additional distribution channel for wireless infrastructure products. Total purchase consideration was $9.0 million, consisting of $6.8 million in cash and the assumption of $2.2 million of capital leases. A preliminary allocation of the purchase price resulted in $2.3 million of goodwill. The company is evaluating the tangible and intangible assets acquired from American Tower and anticipates finalizing the allocation of purchase price during the quarter ending June 30, 2005. Pro forma results of operations, assuming the acquisition occurred at the beginning of the period, were not materially different from the reported results of operations.

NOTE 11. DEBT COVENANTS

Under the terms of the company’s $170.0 million revolving credit facility, the company has agreed to meet various quarterly requirements. The company was in compliance with all of these requirements as of December 31, 2004. The company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charge coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. Under the most restrictive of these requirements, the company was limited to a maximum borrowing of $122.2 million at December 31, 2004.

NOTE 12. BENEFIT PLANS

The company has two defined benefit plans, one that covers approximately 600 current and former employees of the company’s United Kingdom subsidiary and a frozen plan that was acquired from Allen Telecom that covers approximately 1,600 former employees of Allen Telecom.

The components of net periodic pension costs for these plans, as well as the company’s post-retirement medical and life insurance plans, are as follows:

			Medical Plans and Other
	Pension Benefits		Benefits
	Three months ended		Three months ended
	December 31		December 31
(Dollars in thousands)	2004	2003	2004	2003

Service costs	$504	$642	$50	$173
Interest costs	1,599	1,396	173	205
Return on plan assets	(1,392)	(1,552)	—	—
Amortization of unrecognized prior service costs	88	11	(135)	(11)
Amortization of initial net obligation	—	—	—	34
Amortization of net loss	204	634	158	85
Settlement loss	—	15	—	—

Net periodic costs	$1,003	$1,146	$246	$486

NOTE 13. SEGMENTS

Beginning in fiscal year 2005, the company reorganized its product groups. This reorganization resulted in two reportable segments, Wireless Infrastructure and Satellite Communications. The Wireless Infrastructure segment is based on meeting the infrastructure needs of wireless service providers and Original Equipment Manufacturers (OEMs) and includes the following product groups: Antenna and Cable Products, Base Station Subsystems, Network Solutions and Wireless Innovations. The Satellite Communications segment is comprised of products supporting commercial and consumer satellite applications. The company evaluates the performance of these segments based on sales and operating income. The table below shows sales and operating income by segment.

	Three Months Ended December 31
(Dollars in thousands)	2004	2003

Sales
Wireless Infrastructure	$425,171	$382,265
Satellite Communications	48,903	28,506

Total Consolidated Sales	$474,074	$410,771

Operating Income (Loss)
Wireless Infrastructure	$55,747	$58,703
Satellite Communications	(1,041)	(6,575)
Items not included in segments
Unallocated Sales and Administrative Costs	(24,037)	(26,869)
Intangible Amortization	(7,740)	(9,421)
Loss on Sale of Assets	—	(4,511)

Total Consolidated Operating Income	$22,929	$11,327

The company allocates only certain assets, primarily inventory and certain accounts receivable, to each segment. All other assets are managed on a consolidated basis.

Total Assets	Dec. 31, 2004	Sept. 30, 2004
Wireless Infrastructure	$332,528	$308,434
Satellite Communications	36,809	53,429
Unallocated Assets	1,919,437	1,879,082

Total Consolidated Assets	$2,288,774	$2,240,945

NOTE 14. SUBSEQUENT EVENT

After the close of the first quarter of fiscal 2005, the company was notified by one of its customers of an abnormally high field failure rate for a specific component, supplied by a third-party vendor, that is used in certain base station subsystem product lines. The company anticipates recording a fiscal second quarter pre-tax charge of approximately $15 million to $20 million, based upon a preliminary analysis of the potential costs to replace and repair installed units and maintain additional spare units. The company is reviewing data provided by the customer on February 4, 2005, and is currently in discussions with appropriate third parties, including the specific component supplier and the company’s primary contract manufacturer, to ascertain potential recovery of costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Sales for the quarter ended December 31, 2004 were $474.1 million, an increase of 15.4% compared to the first quarter of fiscal 2004 and down 2.8% sequentially from the fourth quarter of fiscal 2004. Compared to the first quarter of fiscal 2004, the company has seen growth driven by wireless infrastructure spending in most major regions. On a sequential basis, sales were down 2.8% due to normal seasonal trends and due to a decline in Satellite Communication sales. Higher sales and lower operating expenses resulted in diluted earnings per share of $0.09, compared to $0.02 per share in the first quarter of fiscal 2004. Approximately $0.02 per share of this increase was due to the $4.5 million loss on the sale of selected assets of the company’s broadcast antenna business recorded in the first quarter of fiscal 2004.

RESULTS OF OPERATIONS

Beginning in fiscal year 2005, the company reorganized its product groups to better meet the demands of customers and focus on the rapidly growing Satellite Communications market. This reorganization resulted in two reportable segments, Wireless Infrastructure and Satellite Communications. The Wireless Infrastructure segment is based on meeting the infrastructure needs of wireless service providers and Original Equipment Manufacturers (OEMs) and includes the following product groups: Antenna and Cable Products, Base Station Subsystems, Network Solutions and Wireless Innovations. The Satellite Communications segment is based on products supporting commercial and consumer satellite applications.

	Three Months Ended
(Dollars in millions)	December 31%			% of
	2004	2003	Change	Total
Sales by Segment
Wireless Infrastructure	$425	$382	11%	90%
Satellite Communications	49	29	69	10

Total	$474	$411	15%	100%

Wireless Infrastructure sales increased 11% versus the prior year first quarter, driven by increased sales in all major regions supporting network upgrades and expansions. Satellite Communications sales increased 69% versus the prior year due to a significant increase in volume for consumer broadband satellite products.

	Three Months Ended
(Dollars in millions)	December 31%			% of
	2004	2003	Change	Total
Sales by Major Region
Americas	$254	$229	11%	54%
Europe, Middle East, Africa	158	124	27	33
Asia Pacific	62	58	7	13

Total	$474	$411	15%	100%

Sales in the Americas increased 11% in the first quarter of fiscal 2005 versus the first quarter of fiscal 2004 driven by network upgrades and expansion in Latin America and growth in consumer satellite product sales in North America. Despite overall growth in the Americas, North American sales of Antenna and Cable Products and Base Station Subsystems declined versus the prior fiscal year first quarter, driven by weaker near-term trends of operator consolidation and asset rationalization. North American sales for Network Solutions declined modestly versus the prior fiscal year first quarter due to the timing of geolocation hardware installations.

Europe, Middle East, and Africa (EMEA) sales increased 27% in the first quarter of 2005 compared to the prior fiscal year first quarter due mainly to Antenna and Cable Products and Base Station Subsystems product sales supporting network upgrades and expansion in Western Europe and emerging markets. Wireless Innovations product sales to support increased coverage demands increased modestly in EMEA. Approximately 25% of the sales increase in EMEA was due to a weaker dollar versus the euro.

Sales in the Asia Pacific region increased 7% in the first quarter of 2005 versus the prior year first quarter driven by higher sales in Antenna and Cable Products and Wireless Innovations supporting network expansion and coverage in India and China. Asia Pacific sales of Base Station Subsystems products declined modestly versus the first quarter of last fiscal year.

In the first quarter of fiscal 2005, the company’s gross margin percentage was 23.3%, compared to 25.3% in the first quarter of fiscal 2004. The company estimates that approximately 1.2% of the 2.0% change was due to product mix, primarily attributable to the significant increase in consumer satellite product sales and lower sales of higher margin Network Solutions products. The remaining 0.8% of this 2.0% change was driven by competitive market conditions and higher material costs. On a sequential basis, the gross margin percentage improved 1.1% from the fourth quarter of fiscal 2004’s gross margin percentage of 22.2%. The company anticipates that it will see further margin improvement as it begins to realize the full benefit of its new facilities in Mexico and the Czech Republic and executes additional programs to improve operational efficiencies.

Compared to the first quarter of fiscal 2004, research and development expense increased in total but was down as a percentage of sales. Research and development expense was $26.9 million or 5.7% of sales in the first quarter of fiscal 2005, an increase of 4.9% from $25.6 million or 6.2% of sales in the first quarter of fiscal 2004. The increase in research and development spending was focused mainly on wireless infrastructure products such as power amplifiers, in-building coverage and Network Solutions applications.

Sales and administrative expenses were $51.0 million or 10.8% of sales in the first quarter of fiscal 2005, down 2.8% from $52.5 million or 12.8% of sales in the first quarter of last fiscal year. The overall decrease in spending was driven primarily by cost savings resulting from the integration of Allen Telecom’s operations with the company’s. Compared to the fourth quarter of fiscal 2004, sales and administrative costs decreased 8.1% from $55.6 million primarily due to lower incentive compensation costs and headcount reductions achieved early in the first quarter.

Intangible amortization was $7.7 million in the first quarter of fiscal 2005, compared to $9.4 million in the first quarter of fiscal 2004 and $9.5 million in the fourth quarter of fiscal 2004. The decrease in intangible amortization was due to intangible assets acquired in the company’s 2002 acquisition of Celiant Corporation becoming fully amortized in the fourth quarter of fiscal 2004. The company anticipates that intangible amortization will decrease from $38.3 million in fiscal year 2004 to approximately $22.0 million in fiscal year 2005, as additional intangible assets become fully amortized.

Restructuring expense was $1.8 million in the first quarter of fiscal 2005, compared to $0.7 million in the first quarter of fiscal 2004. The $1.8 million incurred in the first quarter was severance and other costs incurred as part the company’s integration plans and other cost cutting initiatives that were expensed as incurred.

In the first quarter of fiscal 2004, the company recognized a $4.5 million loss on the sale of selected assets from its broadcast antenna manufacturing operations to Electronics Research Inc. (ERI). This loss included an allocation of $4.0 million of goodwill that was attributed to these broadcast assets based on fair value.

Operating income was $22.9 million or 4.8% of sales in the first quarter of fiscal 2005, compared to $11.3 million or 2.8% of sales in the first quarter of fiscal 2004. On a segment basis, Wireless Infrastructure operating income was $55.7 million or 13.1% of Wireless Infrastructure sales in the first quarter of 2005, compared to $58.7 million or 15.3% of Wireless Infrastructure sales in the first quarter of fiscal 2004. This decrease was driven by lower overall gross margin, offset partially by a decrease in operating expenses. The Satellite Communications segment reported an operating loss of $1.0 million in the first quarter of fiscal 2005, compared to an operating loss of $6.6 million in the first quarter of fiscal 2004. Operating loss decreased in the first quarter of fiscal 2005, mainly due to start-up costs associated with the company’s consumer broadband satellite products, incurred in the first quarter of fiscal 2004.

Interest expense was $3.7 million in the first quarter of fiscal 2005 compared to $3.9 million in the first quarter of fiscal 2004 and $3.5 million in the fourth quarter of fiscal 2004. Interest income increased to $1.7 million in the first quarter of fiscal 2005 compared to $0.7 million in the first quarter of fiscal 2004 and $0.7 million in the fourth quarter of fiscal 2004. The increase was due almost entirely to $0.8 million of interest income associated with a favorable resolution of certain tax-related matters.

Other expense was $1.5 million in the first quarter of fiscal 2005 compared to $1.9 million in the first quarter of fiscal 2004 and $0.2 million in the fourth quarter of fiscal 2004. Other expense is driven primarily by foreign exchange losses. During the first quarter of both fiscal 2004 and 2005, the company recognized foreign exchange losses due to the impact of a weaker dollar on net U.S. dollar-denominated assets held by certain of the company’s foreign subsidiaries.

The company’s reported tax rate for the first quarter of fiscal 2005 was 24.1%, reflecting an underlying effective tax rate on operations of 37.5% and a $2.6 million benefit related to the reversal of previously accrued taxes resulting from a favorable resolution of certain tax-related matters. The company’s effective tax rate for the first quarter of fiscal 2004 was 35.0%. The effective income tax rates for the various tax jurisdictions in which the company operates can vary significantly. Fluctuations in earnings in these jurisdictions has resulted in, and could continue to result in, significant fluctuations in the company’s effective tax rate. The company currently forecasts that the effective tax rate will be 37.5% for the remaining nine months of fiscal 2005.

As of December 31, 2004, the company had a net deferred tax asset of approximately $63 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2018. Recoverability of this deferred tax asset is dependent upon the company’s ability to generate future taxable profits in the U.S. The company continuously reviews and assesses the recoverability of its deferred tax asset and it is our current opinion that the entire net deferred tax asset is fully recoverable. Should the company subsequently determine it is more likely than not that this deferred tax asset will not be realized, the company would be required to record a valuation allowance against some portion or all of the deferred tax asset at that time. Recording of a valuation allowance could have a material adverse impact upon the company’s effective tax rate and reported financial results.

The recently enacted American Jobs Creation Act of 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The repatriation of income from the company’s foreign subsidiaries could significantly impact the company’s effective tax rate. The company has not yet determined whether, and to what extent, it would repatriate unremitted foreign earnings. The company expects to finalize its analysis of these provisions by the end of the quarter ending June 30, 2005.

LIQUIDITY

Cash and cash equivalents were $179.4 million at December 31, 2004, compared to $189.0 million at September 30, 2004. Cash and cash equivalents declined primarily due to increased working capital requirements and annual incentive plan payouts for fiscal 2004. Working capital at December 31, 2004 was $651.9 million, up from $612.1 million at September 30, 2004. Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs for the foreseeable future.

In the first quarter of fiscal 2005, the company used $18.8 million of cash for operations, compared to $15.7 million in the first fiscal quarter of last year. Cash flow used for operations was driven by net income of $14.7 million, $22.0 million of non-cash charges for depreciation and amortization, $3.3 million used for restructuring, and a net change in operating assets and liabilities that resulted in a $52.2 million decrease in cash flow.

Accounts receivable increased in the first quarter of fiscal 2005, reducing cash flow by $12.5 million. Days sales in billed receivables (DSO) increased to 82 days at December 31, 2004, compared to 74 days at September 30, 2004. The increase in DSO was a result of a higher mix of international sales, which generally carry longer payment terms than domestic sales. The $32.7 million decrease in accounts payable and other liabilities was principally due to the decrease in accrued compensation costs for annual incentive plan payouts.

In the first quarter of fiscal 2005, the company used $11.9 million for investing activities, compared to $45.8 million in the first quarter of fiscal 2004. The company spent $14.0 million on capital expenditures, compared to $19.6 million in the prior year’s first fiscal quarter. The $19.6 million of capital expenditures in the first fiscal quarter of last year included $9.1 million for the company’s new Reynosa, Mexico facility. In the first fiscal quarter of 2005, the company spent $7.9 million on acquisitions. The company acquired selected assets of ATC Tower Services, Inc., for total purchase consideration of $9.0 million, including $6.8 million of cash. ATC Tower Services, Inc., was a division of American Tower Corporation that provides site installation services to wireless operators in North America. The company paid $1.1 million to acquire the 20% minority interest in a Czech Republic subsidiary that was acquired in the Allen Telecom acquisition. In the first quarter of fiscal 2004, the company spent $23.2 million on acquisitions, acquiring selected assets of Yantai Fine Cable, a Chinese manufacturer of products for the broadband cable market, and Channel Master LLC, a U.S. manufacturer of products for the consumer direct broadcast satellite market. In the first quarter of fiscal 2004, the company invested $6.5 million in Andes Industries, a U.S. distributor and manufacturer of high-performance optical equipment and other products for broadband cable networks. This investment was in the form of a convertible, interest-bearing note that allows the company to convert the note into an equity interest. In the first quarter of 2005, the company received net proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc. In the first quarter of fiscal 2004, the company received $3.0 million in cash from the sale of selected assets of its broadcast antenna business to Electronic Research Inc. (ERI).

Net cash from financing activities during the first quarter of fiscal 2005 totaled $8.8 million, compared to $14.0 million used for financing activities in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, the company’s Indian subsidiary borrowed $9.1 million of notes payable under its local line of credit to finance growth and to eliminate foreign exchange exposures on short-term intercompany payables. In the first quarter of fiscal 2004, the company reduced its long-term debt by $11.7 million due to principal payments on senior notes acquired from Allen Telecom. Also in the first quarter of fiscal 2004, the company used $2.5 million to repurchase 225,000 shares of its common stock.

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

While Andrew Corporation’s management is optimistic about the company’s long-term prospects, one should consider the risks and uncertainties in evaluating its growth outlook. Factors that may cause actual results to differ from expected results include the company’s ability to integrate acquisitions and to realize the synergies and cost savings anticipated from these transactions, the effects of competitive products and pricing, economic and political conditions that may impact customers’ ability to fund purchases of our products and services, the company’s ability to achieve the cost savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end use demands for wireless communication services, the loss of one or more significant customers and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the company’s Annual Report on Form 10-K for the year ended September 30, 2004. With the exception of copper purchase commitments there has been no material change from the end of the previous fiscal year through December 31, 2004.

The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. The company uses approximately 50 million pounds of copper annually. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At December 31, 2004, the company had contracts to purchase 14.8 million pounds of copper for $17.6 million. In January 2005, the company purchased contracts for an additional 3.2 million pounds of copper for $4.6 million. For the remainder of fiscal year 2005, the company estimates that it will make additional purchases of approximately 18 million pounds of copper in addition to the 18.0 million pounds that it currently has under contract. Based on current market prices and estimated remaining copper purchases, a 10% increase in the price of copper would increase the company’s fiscal 2005 cost of products sold by approximately $2.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2004, the company’s management, including its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On May 12, 2003, Ronald J. Huff and George D. Dill (“Plaintiffs”) filed a Complaint in the Santa Clara County, California Superior Court alleging that Andrew used its position as an investor in Comtier, a California corporation founded by Plaintiffs, to take unfair advantage of the assets and opportunities of Comtier. Plaintiffs have not specified the amount of their claims. This case is set for trial in April 2005. The company believes this case is without merit and intends to defend the matter vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of December 31, 2004 the company had repurchased approximately 17.0 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. No shares were repurchased during the first quarter of 2005.

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 8, 2005	By:	/s/ Marty R. Kittrell

Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers