Form 10-Q
period 2005-03-31
ANDREW CORP
filed 2005-05-10
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark-One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Common Stock, $.01 Par Value – 162,446,244 shares as of May 05, 2005

INDEX
ANDREW CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets— March 31, 2005 and September 30, 2004
Consolidated Statements of Operations— Three and six months ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows— Six months ended March 31, 2005 and 2004
Notes to Consolidated Financial Statements— March 31, 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURE
CERTIFICATIONS
Form of Deferred Stock Unit Agreement
Certification of CEO and CFO
Section 1350 Certification of CEO and CFO

ITEM 1. FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31	September 30
	2005	2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$172,099	$189,048
Accounts receivable, less allowances (March 2005 - $13,348; September 2004 - $13,798)	471,812	416,603
Inventories	358,358	351,082
Other current assets	56,283	34,190

Total Current Assets	1,058,552	990,923

Other Assets
Goodwill	878,604	868,078
Intangible assets, less amortization	63,264	63,988
Other assets	84,119	92,590
Property, Plant, and Equipment
Land and land improvements	23,496	22,607
Buildings	127,965	123,716
Equipment	514,352	496,739
Allowance for depreciation	(432,669)	(417,696)

	233,144	225,366

TOTAL ASSETS	$2,317,683	$2,240,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$212,277	$196,592
Accrued expenses and other liabilities	121,699	82,291
Compensation and related expenses	47,181	67,018
Restructuring	19,406	18,887
Notes payable and current portion of long-term debt	24,829	14,051

Total Current Liabilities	425,392	378,839

Deferred liabilities	49,910	54,388
Long-Term Debt, less current portion	276,766	284,844

SHAREHOLDERS’ EQUITY
Redeemable convertible preferred stock liquidation preference $50 a share (120,414 shares outstanding at September 30, 2004)	—	6,021
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 162,436,202 shares issued at March 31, 2005 and 161,015,917 shares issued at September 30, 2004, including treasury)	1,624	1,610
Additional paid-in capital	674,890	666,746
Accumulated other comprehensive income	33,888	12,363
Retained earnings	855,462	837,713
Treasury stock, common stock at cost (23,124 shares at March 31, 2005 and 148,950 shares at September 30, 2004)	(249)	(1,579)

Total Shareholders’ Equity	1,565,615	1,522,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,317,683	$2,240,945

     See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2005	2004	2005	2004
Sales	$481,828	$447,146	$955,902	$857,917
Cost of products sold	384,876	336,492	748,543	643,194

Gross Profit	96,952	110,654	207,359	214,723

Operating Expenses
Research and development	25,577	28,459	52,448	54,082
Sales and administrative	58,315	52,654	109,344	105,147
Intangible amortization	5,388	9,851	13,128	19,272
Restructuring	948	2,768	2,786	3,462
(Gain) loss on sale of assets	(1,033)	(1,402)	(1,033)	3,109

	89,195	92,330	176,673	185,072

Operating Income	7,757	18,324	30,686	29,651

Other
Interest expense	3,516	3,955	7,224	7,842
Interest income	(1,367)	(982)	(3,073)	(1,731)
Other expense (income), net	324	(543)	1,840	1,307

	2,473	2,430	5,991	7,418

Income Before Income Taxes	5,284	15,894	24,695	22,233

Income Taxes	2,045	5,563	6,714	7,782

Net Income	3,239	10,331	17,981	14,451

Preferred Stock Dividends	115	119	232	434

Net Income Available to Common Shareholders	$3,124	$10,212	$17,749	$14,017

Basic Net Income per Share	$0.02	$0.06	$0.11	$0.09

Diluted Net Income per Share	$0.02	$0.06	$0.11	$0.09

Average Shares Outstanding
Basic	161,264	158,820	161,094	158,580
Diluted	161,593	159,590	161,499	159,114

     See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended
	March 31
	2005	2004
Cash Flows from Operations
Net Income	$17,981	$14,451

Adjustments to Net Income
Depreciation	29,671	31,306
Amortization	13,128	19,272
(Gain)loss on sale and disposition of assets, net	(332)	3,019
Restructuring costs	(5,190)	(9,404)

Change in Operating Assets/Liabilities
Accounts receivable	(43,160)	(45,304)
Inventories	(5,790)	(60,873)
Other assets	(13,554)	(16,312)
Accounts payable and other liabilities	15,711	82,679

Net Cash From Operations	8,465	18,834

Investing Activities
Capital expenditures	(32,468)	(39,496)
Acquisition of businesses, net of cash acquired	(19,204)	(23,227)
Settlement of pre-acquisition litigation	—	(29,000)
Investments	—	(6,500)
Proceeds from sale of businesses and investments	9,494	3,000
Proceeds from sale of property, plant and equipment	2,352	3,781

Net Cash Used for Investing Activities	(39,826)	(91,442)

Financing Activities
Long-term debt payments, net	(1,633)	(17,808)
Notes payable borrowings (payments), net	9,064	(185)
Preferred stock dividends	(232)	(434)
Payments to acquire common stock for treasury	—	(2,472)
Stock purchase and option plans	669	1,738

Net Cash From (Used for) Financing Activities	7,868	(19,161)

Effect of exchange rate changes on cash	6,544	6,355

Decrease for the Period	(16,949)	(85,414)
Cash and Equivalents at Beginning of Period	189,048	286,269

Cash and Equivalents at End of Period	$172,099	$200,855

     See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2004. Certain previously reported amounts have been reclassified to conform to current period presentation.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2005	2004	2005	2004

BASIC EARNINGS PER SHARE
Net income	$3,239	$10,331	$17,981	$14,451
Preferred stock dividends	115	119	232	434

Net income available to common shareholders	3,124	10,212	17,749	14,017

Average basic shares outstanding	161,264	158,820	161,094	158,580

Basic net income per share	$0.02	$0.06	$0.11	$0.09

DILUTED EARNINGS PER SHARE
Net income	$3,239	$10,331	$17,981	$14,451
Preferred stock dividends	115	119	232	434

Net income available to common shareholders	3,124	10,212	17,749	14,017

Average basic shares outstanding	161,264	158,820	161,094	158,580
Effect of dilutive securities:
Options, warrants, and equivalents	329	770	405	534

Average diluted shares outstanding	161,593	159,590	161,499	159,114

Diluted net income per share	$0.02	$0.06	$0.11	$0.09

In the second quarter of 2005, the company converted 119,114 shares of convertible preferred stock into 1,372,906 shares of common stock. Under the if-converted method, these convertible preferred shares would have increased the diluted average shares outstanding by 1,144,090 for the second quarter of 2005 and by 1,258,489 for the six months ending March 31, 2005. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.

At March 31, 2004, the company had an average of 130,414 shares of convertible preferred stock outstanding, which were convertible into 1,503,152 shares of common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share.

Options to purchase 7,435,459 and 7,931,743 shares of common stock, respectively, for the three and six months ended March 31, 2005 and 5,627,136 shares of common stock for the three and six months ended at March 31, 2004, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 3. INVENTORIES

Inventories consisted of the following at March 31, 2005 and September 30, 2004, net of reserves:

	March 31	September 30
(Dollars in thousands)	2005	2004

Raw materials	$119,634	$133,483
Work in process	96,299	85,917
Finished goods	142,425	131,682

	$358,358	$351,082

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments included in Accumulated Other Comprehensive Income, a component of shareholders’ equity, as comprehensive income. For the three and six months ended March 31, 2005 and 2004, other comprehensive income is made up of net income available to common shareholders and foreign currency translation adjustments. Comprehensive income (loss) for the periods ended March 31, 2005 and 2004 was as follows:

	Three months ended		Six months ended
	March 31		March 31
(Dollars in thousands)	2005	2004	2005	2004

Net income	$3,239	$10,331	$17,981	$14,451
Foreign currency translation adjustments	(16,518)	(6,874)	21,525	21,214
Preferred stock dividends	115	119	232	434

Comprehensive Income (Loss)	($13,164)	$3,576	$39,738	$36,099

NOTE 5. RECENTLY ISSUED ACCOUNTING POLICIES

In January 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 will be effective for the company beginning in fiscal year 2006. The company is evaluating the impact of SFAS 151 and has not yet determined its impact on the company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No.123(R), Share-Based Payment, which will require the company to record compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005, the SEC delayed the effective date of SFAS No 123(R) until the company’s fiscal year 2006. As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally recognizes no compensation cost for employee stock options because the exercise price of these stock options equals the market price of the underlying stock on the date of the grant. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, assuming no additional stock options are granted, the company estimates that the unvested stock options expected to be outstanding at the date of adoption will result in after-tax charges of approximately $2.8 million in fiscal year 2006.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), operating cash flows recognized in prior periods for such excess tax deductions were approximately $900,000 and $85,000 in fiscal year 2004 and 2003, respectively.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The deduction is subject to certain limitations and, as of today, uncertainty remains as to how certain provisions of the Act will be interpreted. Therefore, the company is not yet in a position to determine whether, and to what extent, it would repatriate unremitted foreign earnings. The company expects to finalize its analysis of these provisions by September 30, 2005.

NOTE 6. ADOPTION OF NEW ACCOUNTING POLICIES

In September 2004, the FASB issued EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF No. 04-08 requires the company to include the impact of the company’s contingently convertible notes in the diluted earnings per share calculations, regardless of whether the conversion contingency has been met. This contrasts with previous accounting rules, which allowed companies to exclude contingent convertibles from the calculation of diluted earnings per share, if the contingency has not been met. The company adopted EITF No. 04-08 beginning in fiscal year 2005. EITF No. 04-08 includes a requirement to restate all periods during which the convertible instrument was outstanding. The company has determined that no prior period restatements are required because the contingently convertible notes were anti-dilutive in these periods.

NOTE 7. RESTRUCTURING AND INTEGRATION

At March 31, 2005, the company had a restructuring reserve of $19.4 million, comprised of $4.9 million for its restructuring plans and $14.5 million for merger integration plans.

Restructuring Reserve

The company initiated restructuring plans in 2002. As part of these initiatives, the company has consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. The company paid $1.5 million of severance to 126 employees in the first quarter of fiscal 2005 and made no severance payments in the second quarter of fiscal 2005. In addition, the company paid $0.5 million of lease cancellation and other costs in the second quarter of fiscal 2005 and $0.9 million for the first six months of fiscal 2005. At March 31, 2005 the company had a reserve of $4.9 million for lease cancellation costs that are scheduled to continue through fiscal 2007. A summary of the restructuring reserve activity is provided below (dollars in thousands):

	Reserve		Reserve
Restructuring Reserve Activity for the	Balance	Utilization	Balance
six months ended March 31, 2005	September 30, 2004	of Reserve	March 31, 2005

Severance	$1,502	($1,502)	$—
Lease cancellation and other costs	5,836	(889)	4,947

Total Restructuring Reserve Balance	$7,338	($2,391)	$4,947

Merger Integration Reserve

As part of the 2003 Allen Telecom acquisition, the company accrued a restructuring reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. At September 30, 2004 the Allen integration reserve was $11.5 million. In the second quarter of fiscal 2005, the company paid cash costs of $0.9 million of severance to 26 employees and $1.7 million to 69 employees for the first six months of fiscal 2005. Additionally, the company paid $0.7 million in the second quarter of fiscal 2005 and $1.2 million for the first six months of fiscal 2005 for lease cancellation costs.

In fiscal 2005, the company completed the development of its merger integration plan for Channel Master LLC, which was acquired in fiscal year 2004. The company accrued $5.9 million to close Channel Master’s U.S. manufacturing facility and relocate these operations to Mexico. As part of this plan, the company expects to pay severance benefits to approximately 300 employees and plans to complete the relocation of manufacturing operations by the end of fiscal 2006. The $5.9 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired. As of March 31, 2005, the company has not incurred any charges under this plan.

A summary of the merger integration reserve activity is provided below (dollars in thousands):

	Reserve			Reserve
Integration Reserve Activity for the	Balance	Utilization		Balance
six months ended March 31, 2005	September 30, 2004	of Reserve	Accrual	March 31, 2005

Severance	$6,279	($1,722)	$2,262	$6,819
Lease cancellation and other costs	5,270	(1,247)	3,618	7,641

Total Integration Reserve Balance	$11,549	($2,969)	$5,880	$14,460

The company recognized $0.9 million in the second quarter of fiscal 2005 and $2.8 million in the first six months of fiscal 2005 of restructuring expense for severance and other costs incurred as part of the company’s integration plans and other cost cutting initiatives that were expensed as incurred.

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

	Three Months Ended		Six Months Ended
	March 31		March 31
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Reported net income available to common shareholders	$3,124	$10,212	$17,749	$14,017

Less: Stock-based compensation, net of tax	(486)	(1,344)	(9,638)	(7,156)

Pro forma net income available to common shareholders	$2,638	$8,868	$8,111	$6,861

Reported basic and diluted net income per share	$0.02	$0.06	$0.11	$0.09

Pro forma basic and diluted net income per share	$0.02	$0.06	$0.05	$0.04

In the first quarter of fiscal 2005, the company granted 1.5 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were expensed in the first quarter of fiscal 2005, increasing pro forma stock-based compensation expense by approximately $8.4 million. In the first quarter of fiscal 2004, the company vested all outstanding options with an exercise price of $15 or more per share, increasing pro forma stock-based compensation expense by approximately $4.1 million.

The company has granted deferred stock units (DSUs) to officers, key employees and directors. Compensation costs for DSUs are recognized on a straight-line basis over the vesting period and are based on the market price of the company’s common stock on the grant date. In fiscal 2005, the company recognized operating expense of $1.2 million and $1.5 million in the second quarter and for the first six months, respectively. In fiscal 2004, the company recognized operating expense of $0.3 million and $0.4 million in the second quarter and for the first six months, respectively.

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

In the quarter ending March 31, 2005, the company recorded $19.8 million of warranty expense to cover additional costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines. The company anticipates that it will incur the costs associated with this component failure issue over the next 12 to 18 months. Changes in the company’s warranty reserve during the three and six month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(Dollars in thousands)	2005	2004	2005	2004

Warranty reserve at beginning of period	$20,222	$17,349	$18,900	$12,470
Accrual for warranties issued	4,484	3,210	8,546	9,082
Warranty settlements made	(2,834)	(2,439)	(5,748)	(4,342)
Warranty adjustments	19,385	161	19,559	1,071

Warranty reserve at end of period	$41,257	$18,281	$41,257	$18,281

Legal Proceedings

In the quarter ended March 31, 2005, the company incurred $5.5 million of litigation and settlement costs, recorded in sales and administration expense, in connection with settling two significant litigation matters. On December 12, 2003, Antel Holding, Ltd. (Antel) a subsidiary of Group Menetap, Ltd., filed a Notice of Arbitration and Statement of Claim with the American Arbitration Association. The claim related to the purchase by Antel of the company’s interest in certain Russian ventures pursuant to a Share Purchase and Sale Agreement dated November 5, 2001. The Statement of Claim asserted that the company breached warranties and representations in connection with the sale and that Antel was thereby damaged in an amount to be proven up to the indemnification limit of $40 million. The matter was heard before an arbitration panel in March and on April 15, 2005, the panel dismissed all claims and ruled that the company has no liability to Antel.

On April 6, 2005, the company reached a definitive agreement with Ronald J. Huff and George D. Dill (“Plaintiffs”) to settle pending litigation alleging that Andrew used its position as an investor in Comtier, a California corporation founded by Plaintiffs, to take unfair advantage of the assets and opportunities of Comtier. The definitive agreement settles all litigation between the parties.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

NOTE 10. ACQUISITION OF BUSINESSES

In November 2004, the company acquired selected assets of ATC Tower Services, Inc. a division of American Tower Corporation that provides site installation services to wireless operators in North America. This acquisition gives the company a national construction service presence and an additional distribution channel for wireless infrastructure products. Total purchase consideration was $8.3 million, consisting of $6.1 million in cash and the assumption of $2.2 million of capital leases. A preliminary allocation of the purchase price resulted in $2.0 million of goodwill.

In January 2005, the company acquired Xenicom Ltd., a United Kingdom based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. Total purchase consideration was approximately $11.3 million. A preliminary allocation of the purchase price resulted in $6.4 million of goodwill, $7.9 million of intangible assets and $3.0 million of deferred tax liabilities. The Xenicom acquisition includes an earn-out provision, which could result in additional purchase consideration of up to 3.0 million British Pounds, or approximately $5.6 million based on current exchange rates.

The company is evaluating the tangible and intangible assets acquired in these acquisitions and anticipates finalizing the allocation of purchase price by the end of the current fiscal year. Pro forma results of operations, assuming these acquisitions occurred at the beginning of the period, were not materially different from the reported results of operations.

NOTE 11. DEBT COVENANTS

Under the terms of the company’s $170.0 million revolving credit facility, the company has agreed to meet various quarterly requirements. The company was in compliance with all of these requirements as of March 31, 2005. The company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charge coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. Under the most restrictive of these requirements, the company was limited to a maximum borrowing of $88.0 million at March 31, 2005.

NOTE 12. BENEFIT PLANS

The company has two defined benefit plans, one that covers approximately 600 current and former employees of the company’s United Kingdom subsidiary and a defined benefit plan assumed as part of the Allen Telecom acquisition, which has subsequently been frozen, that covers approximately 1,600 former employees of Allen Telecom.

The components of net periodic costs for these plans, as well as the company’s post-retirement medical and life insurance plans, are as follows:

	Pension Benefits
	Three months ended		Six months ended
	March 31		March 31
(Dollars in thousands)	2005	2004	2005	2004

Service costs	$502	$1,397	$1,006	$2,039
Interest costs	1,596	1,489	3,195	2,875
Expected return on plan assets	(1,435)	(1,232)	(2,827)	(2,427)
Amortization of unrecognized prior service costs	87	61	175	72
Amortization of net loss	203	294	407	571

Net periodic costs	$953	$2,009	$1,956	$3,130

	Medical Plans and Other Benefits
	Three months ended		Six months ended
	March 31		March 31
(Dollars in thousands)	2005	2004	2005	2004

Service costs	$50	$173	$100	$346
Interest costs	179	205	352	410
Amortization of unrecognized prior service costs	(135)	(11)	(270)	(22)
Amortization of initial net obligation	—	34	—	68
Amortization of net loss	158	85	316	170

Net periodic costs	$252	$486	$498	$972

During the second quarter of fiscal 2005 the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company anticipates that the plan will be fully funded and terminated during fiscal 2006. In the quarter ended March 31, 2005, the company made a voluntary contribution to the plan of $3.0 million. The company estimates that additional contributions of approximately $5 to $8 million will be required to fully fund and terminate this plan based on current actuarial projections.

After the close of the second quarter of fiscal 2005, the company made a voluntary contribution of $11.3 million to the company’s United Kingdom defined benefit plan. The company made this contribution and implemented other plan changes that require additional contributions by plan participants to reduce the under-funded status of this plan and to reduce plan expenses.

NOTE 13. SEGMENTS

The company operates in two reportable segments, Wireless Infrastructure and Satellite Communications. The Wireless Infrastructure segment is based on meeting the infrastructure needs of wireless service providers and Original Equipment Manufacturers (OEMs) and includes the following product groups: Antenna and Cable Products, Base Station Subsystems, Network Solutions and Wireless Innovations. The Satellite Communications segment is comprised of products supporting commercial and consumer satellite applications. The company evaluates the performance of these segments based on sales and operating income(loss). The table below shows sales and operating income(loss) by segment.

	Three Months Ended		Six Months Ended
	March 31		March 31
(Dollars in thousands)	2005	2004	2005	2004

Sales
Wireless Infrastructure	$447,505	$396,195	$872,676	$778,460
Satellite Communications	34,323	50,951	83,226	79,457

Total Consolidated Sales	$481,828	$447,146	$955,902	$857,917

Operating Income (Loss)
Wireless Infrastructure	$45,141	$64,634	$100,888	$123,337
Satellite Communications	(2,854)	(2,697)	(3,895)	(9,272)
Items not included in segments
Unallocated Sales and Administrative Costs	(30,175)	(35,164)	(54,212)	(62,033)
Intangible Amortization	(5,388)	(9,851)	(13,128)	(19,272)
Gain (Loss) on Sale of Assets	1,033	1,402	1,033	(3,109)

Total Consolidated Operating Income	$7,757	$18,324	$30,686	$29,651

The company allocates only certain assets, primarily inventory and certain accounts receivable, to each segment. All other assets are managed on a consolidated basis.

Total Assets	March 31, 2005	September 30, 2004
Wireless Infrastructure	$336,721	$308,434
Satellite Communications	28,591	53,429
Unallocated Assets	1,952,371	1,879,082

Total Consolidated Assets	$2,317,683	$2,240,945

NOTE 14. CONVERTIBLE PREFERRED STOCK CONVERSION

In the quarter ended March 31, 2005 the company converted all of its remaining outstanding convertible preferred stock into common stock. On March 21, 2005 the company converted 119,114 shares of convertible preferred stock into 1,372,906 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Sales for the quarter ended March 31, 2005 were $481.8 million, an increase of 8% compared to the second quarter of fiscal 2004 and up 2% from the first quarter of fiscal 2005. The increase in the second quarter of fiscal 2005, compared to the second quarter of fiscal 2004, was due to a 13% increase in sales for the Wireless Infrastructure segment offset partially by lower sales for Satellite Communications. In the second quarter of fiscal 2005, the company recorded $19.8 million of additional warranty provisions associated with abnormally high field failure rates for a specific component used in certain base station subsystem product lines. Primarily due to higher warranty costs, diluted earnings per share decreased from $0.06 in the second quarter of fiscal 2004 to $0.02 in the second quarter of fiscal 2005.

Sales for the six months ended March 31, 2005 were $955.9 million, an increase of 11% compared to the first six months of fiscal 2004. This increase was driven by growth in Wireless Infrastructure sales. For the first six months of fiscal 2005, diluted earnings per share was $0.11, compared to $0.09 per share for the first six months of fiscal 2004.

RESULTS OF OPERATIONS

Beginning in fiscal 2005, the company reorganized its product groups to better meet the demands of customers and focus on the Satellite Communications market. This reorganization resulted in two reportable segments, Wireless Infrastructure and Satellite Communications. The Wireless Infrastructure segment is based on meeting the infrastructure needs of wireless service providers and Original Equipment Manufacturers (OEMs), and includes the following product groups: Antenna and Cable Products, Base Station Subsystems, Network Solutions and Wireless Innovations. The Satellite Communications segment is based on products supporting commercial and consumer satellite applications.

	Three Months Ended			Six Months Ended
Sales by Segment	March 31%			March 31%
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Wireless Infrastructure	$$448	$396	13%	$873	$778	12%

Satellite Communications	34	51	(33%)	83	80	4%

Total	$482	$447	8%	$956	$858	11%

In fiscal 2005, the company experienced growth in Wireless Infrastructure sales in all major geographic regions, driven by network upgrades and expansion. Satellite Communication sales have fluctuated due to changes in consumer broadband satellite sales. In the second quarter of fiscal 2005, Satellite Communications sales decreased 33% versus the corresponding quarter of the prior year, due to an anticipated decline for certain products supporting the consumer broadband satellite market.

	Three Months Ended			Six Months Ended
Sales by Major Region	March 31%			March 31%
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Americas	$256	$254	1%	$510	$483	6%

Europe, Middle East, Africa	165	133	24%	323	257	26%

Asia Pacific	61	60	2%	123	118	4%

Total	$482	$447	8%	$956	$858	11%

Sales in the Americas increased 1% in the second quarter and 6% in the first six months of fiscal 2005. These increases were driven by network expansion and coverage requirements in North America and Latin America, and the inclusion of sales from the acquisitions of MTS Wireless Components and ATC Tower Services. North American Wireless Infrastructure sales increased significantly late in the second quarter of fiscal 2005, driven by strong Antenna and Cable Product sales. Wireless Innovations sales increased in fiscal 2005, for both the second quarter and the first six months, driven by an increase in operator needs for distributed coverage solutions. Network Solutions declined compared to fiscal 2004 due to a reduction of geolocation hardware installations. Satellite Communications sales increased in the first quarter of fiscal 2005 and declined significantly in the second quarter of fiscal 2005 due to a reduced level of involvement in certain consumer broadband satellite programs.

Following the close of the second quarter of fiscal 2005, the company was informally notified by one its customers that they have chosen a competitive solution for future E911 geolocation hardware. The company believes that this decision may have been influenced by acquisition-related factors, more so than technology or performance issues. Assuming no cancellation of existing backlog with this customer, the company’s fiscal 2005 sales forecast for Network Solution remains essentially unchanged. The company forecasts that sales of geolocation products will decline from approximately $150 million in fiscal 2004 to approximately $115 million in fiscal 2005, and approximately $65 million in fiscal 2006 when on-going maintenance and support, Tier II and Tier III operators, and international opportunities are expected to drive the majority of sales.

Europe, Middle East, and Africa (EMEA) sales increased 24% in the second quarter and 26% in the first six months of fiscal 2005, compared to the corresponding periods of fiscal 2004. This increase was mainly due to Antenna and Cable Products and Wireless Innovations supporting network upgrades, expansion and distributed coverage requirements in Western Europe and emerging markets. EMEA sales also benefited from favorable foreign currency exchange rates, due mainly to a weaker dollar against the euro. The company estimates that exchange rates increased EMEA sales by approximately 7% in the first six months of fiscal 2005, compared to fiscal 2004.

Sales in the Asia Pacific region increased 2% in the second quarter and 4% in the first six months of fiscal 2005, compared to the corresponding periods of fiscal 2004. The increase was due to higher sales in Antenna and Cable Products and Wireless Innovations supporting network upgrades, expansion and distributed coverage requirements in India and China. These increases were partially offset by a decline in Base Station Subsystems sales due to the timing of OEM sales supporting network upgrades and the pending issuance of 3G licenses in China.

In the second quarter of fiscal 2005, the company’s gross margin was 20.1% of sales, compared to 24.7% in the second quarter of fiscal 2004. Of the 4.6% gross margin decline, 4.1% was due to a $19.8 million pre-tax charge recorded to cover additional costs above normal warranty provisions associated with abnormally high field failure rates for a specific component used in certain base station subsystem product lines. Other factors contributing to the decline in the gross margin percentage were lower average selling prices for certain of the company’s products and higher commodity costs, partially offset by a 1.3% favorable impact due to product mix. For the first six months of fiscal 2005, the company’s gross margin was 21.7% of sales, compared to 25.0% in the first six months of fiscal 2004. Of this 3.3% decline, 2.1% was due to the $19.8 million warranty charge recorded in the second quarter of fiscal 2005. The remaining decrease in the gross margin rate was primarily due to lower average selling prices and higher raw material costs. For the first six months of fiscal 2005, product mix had a slight favorable impact on gross margin, compared to fiscal 2004.

In fiscal 2005, the company has focused its research and development spending on key projects and lowered its overall R&D spending. Research and development expense decreased 10% and 3% for the second quarter and first six months of fiscal year

2005, respectively, compared to the corresponding periods of fiscal 2004. Research and development expense was 5.5% of sales for the first six months of fiscal 2005 compared to 6.3% of sales in the first six months of fiscal 2004. Research and development expenses decreased as a percentage of sales due mainly to higher sales leverage and a continued focus on project rationalization.

Sales and administrative expenses increased 11% or $5.7 million for the second quarter of fiscal 2005 and increased 4% or $4.2 million for the first six months of fiscal 2005 compared to the corresponding periods of fiscal 2004. This increase was mainly due to $5.5 million of litigation and settlement costs associated with two significant legal matters that were resolved in the second quarter of fiscal 2005. Sales and administrative expenses were 11.4% of sales for the first six months of fiscal 2005, compared to 12.3% of sales in the first six months of fiscal 2004. Sales and administrative expenses decreased as a percentage of sales due to higher sales leverage and cost savings generated from the integration of Allen Telecom’s operations with the company’s.

In the second quarter of fiscal 2005, the company settled two significant legal matters, the first of which was an arbitration claim brought by the purchasers of the company’s interest in certain Russian ventures in December 2001. The arbitration panel dismissed this claim without liability to the company. The company also reached a definitive agreement to settle all pending litigation alleging that Andrew used its position as an investor in Comtier, a California corporation founded by the plaintiffs, to take unfair advantage of the assets and opportunities of Comtier.

Intangible amortization was $5.4 million in the second quarter and $13.1 million for the first six months of fiscal 2005, compared to $9.9 million in the second quarter and $19.3 million for the first six months of fiscal 2004. The decrease in intangible amortization was due to certain intangible assets acquired in the company’s 2002 and 2003 acquisitions of Celiant Corporation and Allen Telecom, respectively, becoming fully amortized. The company anticipates that total intangible amortization will decrease from $38.3 million in fiscal 2004, to approximately $23.0 million in fiscal year 2005.

Restructuring expense was $0.9 million in the second quarter and $2.8 million for the first six months of fiscal 2005, compared to $2.8 million in the second quarter and $3.5 million for the first six months of fiscal 2004. These restructuring costs are the result of the company’s integration plans and other cost cutting initiatives.

In the second quarter of fiscal 2005 the company recognized a $1.0 million gain on the sale of a facility in Mexico. This facility was closed when the Reynosa, Mexico operations acquired from Allen Telecom were combined with the company’s existing Reynosa facility. In the second quarter of fiscal 2004, the company recognized a net gain of $1.4 million on several real estate transactions, principally due to the sale of a facility in Australia. In the first quarter of fiscal 2004, the company recognized a $4.5 million loss on the sale of selected assets from its broadcast antenna manufacturing operations to Electronics Research Inc. (ERI). This loss included an allocation of $4.0 million of goodwill that was attributed to these broadcast antenna assets based on fair value.

Interest expense decreased $0.4 million in the second quarter and $0.6 million in the first six months of fiscal 2005 compared to fiscal 2004. While total debt levels have remained relatively constant, the company has paid down its higher interest rate senior notes. Interest income increased $1.3 million in the first six months of fiscal 2005 due to interest income received from a favorable resolution of certain tax-related matters.

Other expense was $0.3 million in the second quarter and $1.8 million for the first six months of fiscal 2005, compared to income of $0.5 million in the second quarter and expense of $1.3 million for the first six months of fiscal 2004. Other (income) expense, net is driven primarily by foreign exchange gains and losses. Movements in the euro against the U.S. dollar have principally accounted for these gains and losses.

The effective tax rate was 38.7% for the second quarter and 27.2% for the first six months of fiscal 2005. The effective tax rate for the second quarter and the first six months of fiscal 2004 was 35.0%. The decrease in the fiscal 2005 year-to-date tax rate was due to a $2.6 million tax benefit recorded in the first quarter related to the reversal of previously accrued taxes resulting from a favorable resolution of certain tax-related matters. The effective income tax rates for the various tax jurisdictions in which the company operates can vary significantly. Fluctuations in earnings in these jurisdictions have resulted in, and could continue to result in, significant fluctuations in the company’s effective tax rate. The company currently forecasts that the effective tax rate will be 37.5% for the remaining six months of fiscal 2005, excluding any potential impact of repatriating unremitted foreign earnings under the American Jobs Creation Act of 2004.

As of March 31, 2005, the company has a net deferred tax asset of approximately $67.9 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2018. Recoverability of this deferred tax asset is dependent upon the company’s ability to generate future taxable profits in the United States. The company continuously reviews and assesses the recoverability of its deferred tax asset and it is the company’s current opinion that the net deferred tax asset is fully recoverable. Should the company subsequently determine it is more likely than not that this deferred tax asset will not be realized, the company would be required to record a valuation allowance against some portion or all of the deferred tax asset at that time. Recording of a valuation allowance could have a material adverse impact upon the company’s effective tax rate and reported financial results.

The recently enacted American Jobs Creation Act of 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The repatriation of income from the company’s foreign subsidiaries could significantly impact the company’s effective tax rate. The company has not yet determined whether, and to what extent, it would repatriate unremitted foreign earnings. The company expects to finalize its analysis of these provisions by September 30, 2005.

LIQUIDITY

Cash and cash equivalents were $172.1 million at March 31, 2005, compared to $189.0 million at September 30, 2004. Working capital at March 31, 2005 was $633.2 million compared to $612.1 million at September 30, 2004. Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs for the foreseeable future.

In the first six months of fiscal 2005, the company generated $8.5 million of cash from operations, compared to $18.8 million in the first six months of fiscal 2004. The decrease in cash flow generated from operations was primarily the result of higher working capital requirements due to increased sales volume. The $8.5 million of cash flow from operations in the first six months of fiscal 2005 was driven by net income of $18.0 million, $42.5 million of non-cash charges for depreciation, amortization and non-cash gains on the sale of assets, $5.2 million used for restructuring costs and a net change in operating assets and liabilities that resulted in a $46.8 million decrease in cash flow.

The most significant change in operating assets was driven by accounts receivable, which increased $43.2 million in the first six months of fiscal 2005. This increase was primarily driven by strong sales growth in the second quarter of fiscal 2005. Days sales in billed receivables (DSO) increased to 82 days at March 31, 2005, compared to 74 days at September 30, 2004, and 77 days at March 31, 2004. The increase in DSO was a result of a higher mix of international sales, which generally carry longer payment terms than domestic sales.

The company used $39.8 million of cash for investing activities in the first six months of fiscal 2005, compared to $91.4 million in the first six months of fiscal 2004. For the first six months of fiscal 2005, capital expenditures were $32.5 million, down from $39.5 million in fiscal 2004. In the first six months of fiscal 2005, the company spent $19.2 million on acquisitions. In the second quarter of fiscal 2005, the company paid $11.3 million for Xenicom, a United Kingdom based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. In the first quarter of fiscal 2005, the company acquired selected assets of ATC Tower Services, Inc., for total purchase consideration of $8.3 million, including $6.1 million of cash. ATC Tower Services, Inc., was a division of American Tower Corporation that provides site installation services to wireless operators in North America. Also in the first quarter of fiscal 2005, the company paid $1.1 million to acquire the 20% minority interest in a Czech Republic subsidiary that was acquired in the Allen Telecom acquisition. In the first quarter of fiscal 2004, the company spent $23.2 million on acquisitions, acquiring selected assets of Yantai Fine Cable, a Chinese manufacturer of products for the broadband cable market, and Channel Master LLC, a U.S. manufacturer of products for the consumer direct broadcast satellite market.

Included in investing activities in 2004 is the second quarter payment of $29.0 million to settle patent infringement litigation with TruePostion Inc. as part of litigation brought against Allen Telecom prior to the acquisition by the company. Investing activities in fiscal 2004 also included a first quarter investment of $6.5 million in Andes Industries, a U.S. distributor and manufacturer of high-performance optical equipment and other products for broadband cable networks. This investment was in the form of a convertible, interest-bearing note that allows the company to convert the note into an equity interest.

In the first quarter of fiscal 2005, the company received net proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc. In the first quarter of fiscal 2004, the company received $3.0 million in cash from the sale of selected assets of its broadcast antenna business to Electronic Research Inc. (ERI).

The company received $2.4 million from the sale of assets in the first six months of fiscal 2005, primarily from the sale of a Reynosa, Mexico facility acquired from Allen Telecom. In the first six months of fiscal 2004, the company received $3.8 million from the sale of assets, primarily from the sale of a facility in Australia.

The company generated $7.9 million of cash from financing activities in the first six months of fiscal 2005, primarily from additional notes payable borrowings. In the first quarter of fiscal 2005, the company’s Indian subsidiary borrowed $9.1 million of notes payable under its local line of credit to finance growth and to eliminate foreign exchange exposures. In the first six months of fiscal 2004, the company used $19.2 million for financing activities, primarily attributable to $18.0 million of debt payments and $2.5 million used to repurchase 225,000 shares of common stock.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements.” In addition, our representatives or management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate, forecast or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

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

While Andrew Corporation’s management is optimistic about the company’s long-term prospects, one should consider the risks and uncertainties in evaluating its growth outlook. Factors that may cause actual results to differ from expected results include the company’s ability to integrate acquisitions and to realize the synergies and cost savings anticipated from these transactions, the effects of competitive products and pricing, economic and political conditions that may impact customers’ ability to fund purchases of our products and services, the company’s ability to achieve the cost savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end-use demands for wireless communication services, the loss of one or more significant customers and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

Section 404 of the Sarbanes-Oxley Act (“the Act”) requires that the company evaluate and determine the effectiveness of its internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, such effectiveness. The company has dedicated a significant amount of time and resources to ensuring compliance with section 404 of the Act. The company currently has major ERP (Enterprise Resource Planning) software systems implementations planned at three significant locations during the second half of fiscal 2005. If the company encounters significant issues with any of these systems implementations it could impact the company’s ability to remediate any internal control deficiencies in time for its independent auditors to conclude that the company’s internal controls over financial reporting are effective at September 30, 2005.

The company is currently making preparations to comply with the European Union Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment (RoHS) and with the Material Declaration requirements imposed under WEEE (Waste of Electrical & Electronic Equipment). The company has committed to provide its customers RoHS-compliant products by January 2006 in order for our customers to comply with these regulations by July 2006. If the company is not able to eliminate these hazardous materials from its products or to comply with these regulations, it could adversely impact the company’s sales, primarily in Europe and to European OEMs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the company’s Annual Report on Form 10-K for the year ended September 30, 2004. With the exception of copper purchase commitments, there has been no material change from the end of the previous fiscal year through March 31, 2005.

The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. The company uses approximately 50 million pounds of copper annually. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At March 31, 2005, the company had contracts to purchase 15.3 million pounds of copper for $21.4 million. For the remainder of fiscal year 2005, the company estimates that it will make additional purchases of approximately 11.7 million pounds of copper in addition to the 15.3 million pounds that it currently has under contract. A 10% increase in the current market price of copper would increase the company’s cost of this estimated 11.7 million pounds by approximately $1.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2005, the company’s management, including its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal controls over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 12, 2003, Antel Holding, Ltd. (Antel) a subsidiary of Group Menetap, Ltd., filed a Notice of Arbitration and Statement of Claim with the American Arbitration Association. The claim related to the purchase by Antel of the company’s interest in certain Russian ventures pursuant to a Share Purchase and Sale Agreement dated November 5, 2001. The Statement of Claim asserted that the company breached warranties and representations in connection with the sale and that Antel was thereby damaged in an amount to be proven up to the indemnification limit of $40 million. The matter was heard before an arbitration panel in March and on April 15, 2005, the panel dismissed all claims and ruled that the company has no liability to Antel.

On April 6, 2005, the company reached a definitive agreement with Ronald J. Huff and George D. Dill (“Plaintiffs”) to settle pending litigation alleging that Andrew used its position as an investor in Comtier, a California corporation founded by Plaintiffs, to take unfair advantage of the assets and opportunities of Comtier. The definitive agreement settles all litigation between the parties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of March 31, 2005 the company had repurchased approximately 17.0 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. No shares were repurchased during the second quarter or the first six months of fiscal 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company’s Annual Meeting of Stockholders was held on February 8, 2005.

(b) Items submitted to a vote

1.	Election of Directors

Nominee	For	Against	Broker/Non-Votes	Withheld

T. Donahoe	139,287,330	0	0	8,441,901
R. Faison	141,588,319	0	0	6,140,912
J. Fluno	141,530,017	0	0	6,199,214
W. Hunt	141,220,679	0	0	6,508,552
C. Nicholas	140,909,517	0	0	6,819,714
R. Paul	141,738,254	0	0	5,990,977
G. Poch	138,386,559	0	0	9,342,672
A. Pollack	141,688,884	0	0	6,040,347
G. Toney	138,881,657	0	0	8,847,574

2.	The proposal for a Management Incentive Plan providing performance-based incentive compensation to officers and other key employees of the company was approved by a vote of 107,799,245 shares for, 16,649,553 shares against, 2,487,853 shares withheld and 20,792,580 broker non-votes.

3.	The proposal for a Long-Term Incentive Plan providing certain employees, consultants and non-employee members of the board of directors with the opportunity to receive stock-based and other long-term incentive grants, including stock options, stock appreciation rights, restricted stock awards, performance awards and other stock awards was approved by a vote of 108,977,382 shares for, 15,476,614 shares against, 2,482,656 shares withheld and 20,792,579 broker non-votes.

4.	The ratification of the appointment of Ernst & Young to serve as independent public auditors for fiscal year 2005 was approved by a vote of 142,652,143 shares for, 3,816,932 shares against, and 1,260,155 shares withheld.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Form of deferred stock unit agreement

10.2*	Andrew Corporation Management Incentive Plan (included as the appendix to the company’s annual meeting proxy statement filed on January 5, 2005 captioned ”Andrew Corporation Management Incentive Plan” and incorporated herein by reference).

10.3*	Andrew Corporation Long-Term Incentive Plan (included as the appendix to the company’s annual meeting proxy statement filed on January 5, 2005 captioned “Andrew Corporation Long-Term Incentive Plan” and incorporated herein by reference).

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers

*	Indicates a compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 9, 2005	By:	/s/ Marty R. Kittrell

Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)