Form 10-Q
period 2005-06-30
ANDREW CORP
filed 2005-08-09
CIK 317093

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark-One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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
Common Stock, $.01 Par Value – 162,453,390 shares as of August 05, 2005

INDEX
ANDREW CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
ANDREW CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30	September 30
	2005	2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$177,279	$189,048
Accounts receivable, less allowances (June 2005 - $13,097; September 2004 - $13,798)	454,490	416,603
Inventories	363,794	351,082
Other current assets	52,659	34,190

Total Current Assets	1,048,222	990,923

Other Assets
Goodwill	871,053	868,078
Intangible assets, less amortization	58,034	63,988
Other assets	93,171	92,590
Property, Plant, and Equipment
Land and land improvements	22,987	22,607
Buildings	127,548	123,716
Equipment	518,399	496,739
Allowance for depreciation	(438,544)	(417,696)

	230,390	225,366

TOTAL ASSETS	$2,300,870	$2,240,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$215,207	$196,592
Accrued expenses and other liabilities	108,599	82,291
Compensation and related expenses	50,575	67,018
Restructuring	15,029	18,887
Notes payable and current portion of long-term debt	24,813	14,051

Total Current Liabilities	414,223	378,839

Deferred liabilities	49,530	54,388
Long-Term Debt, less current portion	276,124	284,844

SHAREHOLDERS’ EQUITY
Redeemable convertible preferred stock liquidation preference $50 a share (120,414 shares outstanding at September 30, 2004)	—	6,021
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 162,476,413 shares issued at June 30, 2005 and 161,015,917 shares issued at September 30, 2004, including treasury)	1,625	1,610
Additional paid-in capital	675,648	666,746
Accumulated other comprehensive income	15,564	12,363
Retained earnings	868,431	837,713
Treasury stock, common stock at cost (23,124 shares at June 30, 2005 and 148,950 shares at September 30, 2004)	(275)	(1,579)

Total Shareholders’ Equity	1,560,993	1,522,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,300,870	$2,240,945

     See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2005	2004	2005	2004
Sales	$487,232	$492,998	$1,443,134	$1,350,915
Cost of products sold	374,311	365,309	1,122,854	1,008,503

Gross Profit	112,921	127,689	320,280	342,412

Operating Expenses
Research and development	26,990	29,295	79,438	83,377
Sales and administrative	55,470	56,889	164,814	162,036
Intangible amortization	4,682	9,583	17,810	28,855
Restructuring	456	719	3,242	4,181
Loss on sale of assets	1,522	—	489	3,109

	89,120	96,486	265,793	281,558

Operating Income	23,801	31,203	54,487	60,854

Other
Interest expense	3,552	3,533	10,776	11,375
Interest income	(944)	(628)	(4,017)	(2,359)
Other expense	222	885	2,062	2,192

	2,830	3,790	8,821	11,208

Income Before Income Taxes	20,971	27,413	45,666	49,646

Income Taxes	8,002	9,595	14,716	17,377

Net Income	12,969	17,818	30,950	32,269

Preferred Stock Dividends	—	126	232	560

Net Income Available to Common Shareholders	$12,969	$17,692	$30,718	$31,709

Basic Net Income per Share	$0.08	$0.11	$0.19	$0.20

Diluted Net Income per Share	$0.08	$0.11	$0.19	$0.20

Average Shares Outstanding
Basic	162,443	160,655	161,544	159,272
Diluted	162,833	180,703	161,944	159,965
     See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
ANDREW CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	June 30
	2005	2004
Cash Flows from Operations
Net Income	$30,950	$32,269

Adjustments to Net Income
Depreciation	44,977	48,169
Amortization	17,810	28,855
Loss on sale and disposition of assets, net	1,189	2,976
Restructuring costs	(5,533)	(16,848)

Change in Operating Assets/Liabilities
Accounts receivable	(34,972)	(84,330)
Inventories	(17,810)	(97,425)
Other assets	(18,106)	(10,275)
Accounts payable and other liabilities	24,960	96,717

Net Cash From Operations	43,465	108

Investing Activities
Capital expenditures	(48,669)	(57,675)
Acquisition of businesses, net of cash acquired	(19,122)	(23,227)
Settlement of pre-acquisition litigation	—	(29,000)
Investments	—	(6,500)
Proceeds from sale of businesses and investments	9,494	3,000
Proceeds from sale of property, plant and equipment	2,615	4,578

Net Cash Used for Investing Activities	(55,682)	(108,824)

Financing Activities
Long-term debt payments, net	(9,355)	(17,775)
Notes payable borrowings, net	9,064	254
Preferred stock dividends	(232)	(560)
Payments to acquire common stock for treasury	—	(2,472)
Stock purchase and option plans	1,134	2,901

Net Cash From (Used for) Financing Activities	611	(17,652)

Effect of exchange rate changes on cash	(163)	4,852

Decrease for the Period	(11,769)	(121,516)
Cash and Equivalents at Beginning of Period	189,048	286,269

Cash and Equivalents at End of Period	$177,279	$164,753

     See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ANDREW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2004. Certain previously reported amounts have been reclassified to conform to current period presentation.
NOTE 2. REVENUE RECOGNITION
For the first nine months of fiscal 2005, approximately 85% of the company’s total revenue was recognized when products were shipped and title passed, and when services were performed.
The company’s geolocation product line is generally sold as a bundled product offering that includes software, hardware and services and accounted for approximately 7% of the company’s revenue for the first nine months of fiscal 2005. Revenue for geolocation products is recognized pursuant to the provisions of Statement of Position 97-2, Software Revenue Recognition, and related interpretations. The fair value of each element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract.
Revenue for some of the company’s products such as distributed communication systems and earth station antenna systems are based on multiple element contracts. Revenue recognized for multiple element contracts represented approximately 5% of the company’s revenue for the first nine months of fiscal 2005. For multiple element contracts (as defined by Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables) revenue is recognized when the following criteria is met for each element: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred and acceptance is determinable, (3) the fee is fixed or determinable and (4) collectibility is probable. The fair value of these elements is based on negotiated contracts and stand-alone pricing for each element.
In November 2004, the company acquired selected assets of ATC Tower Services, Inc. a division of American Tower Corporation that provides site installation services to wireless operators in North America. Revenue for the company’s new construction service business is recognized under the percentage-of-completion method on the basis of physical completion to date and represents approximately 3% of the company’s revenue for the first nine months of fiscal 2005. Revisions in estimates of costs and profits are reflected in the period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued.

NOTE 3. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30		June 30
BASIC EARNINGS PER SHARE	2005	2004	2005	2004

Net income	$12,969	$17,818	$30,950	$32,269
Preferred stock dividends	—	126	232	560

Net income available to common shareholders	12,969	17,692	30,718	31,709

Average basic shares outstanding	162,443	160,655	161,544	159,272

Basic net income per share	$0.08	$0.11	$0.19	$0.20

DILUTED EARNINGS PER SHARE
Net income	$12,969	$17,818	$30,950	$32,369
Preferred stock dividends	—	126	232	560

Net income available to common shareholders	12,969	17,692	30,718	31,709

Effect of dilutive securities:
Convertible notes	—	1,381	—	—
Preferred stock dividends	—	126	—	—

Net income available to common shareholders after assumed conversions	12,969	19,199	30,718	31,709

Average basic shares outstanding	162,443	160,655	161,544	159,272
Effect of dilutive securities:
Convertible Notes		17,532	—	—
Convertible preferred stock	—	1,503	—	—
Options, warrants, and equivalents	390	1,013	400	693

Average diluted shares outstanding	162,833	180,703	161,944	159,965

Diluted net income per share	$0.08	$0.11	$0.19	$0.20

In the second quarter of fiscal 2005, the company converted 119,114 shares of convertible preferred stock into 1,372,906 shares of common stock. Under the if-converted method, these convertible preferred shares would have increased the diluted average shares outstanding by 829,779 for the nine months ending June 30, 2005. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share. At June 30, 2004, the company had an average of 130,414 shares of convertible preferred stock outstanding, which were convertible into 1,503,152 shares of common stock. These shares were not included in the calculation of diluted earnings per share for the nine months ended June 30, 2004 because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.
The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share for the three months ended June 30, 2005, the nine months ending June 30, 2005 or the nine months ending June 30, 2004 because including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share.
Options to purchase 7,120,096 shares of common stock for the three and nine months ended June 30, 2005 and 3,766,481 shares of common stock for the three and nine months ended at June 30, 2004, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 4. INVENTORIES
Inventories consisted of the following at June 30, 2005 and September 30, 2004, net of reserves:

	June 30	September 30
(Dollars in thousands)	2005	2004

Raw materials	$111,550	$133,483
Work in process	94,025	85,917
Finished goods	158,219	131,682

	$363,794	$351,082

NOTE 5. COMPREHENSIVE INCOME
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the company to report foreign currency translation adjustments included in Accumulated Other Comprehensive Income, a component of shareholders’ equity, as comprehensive income. For the three and nine months ended June 30, 2005 and 2004, other comprehensive income is made up of net income available to common shareholders, foreign currency translation adjustments and preferred stock dividends. Comprehensive income (loss) for the periods ended June 30, 2005 and 2004 was as follows:

	Three months ended		Nine months ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004

Net income	$12,969	$17,818	$30,950	$32,269
Foreign currency translation adjustments	(18,324)	(5,655)	3,201	15,559

Comprehensive Income (Loss)	($5,355)	$12,163	$34,151	$47,828

NOTE 6. RECENTLY ISSUED ACCOUNTING POLICIES
In January 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 will be effective for the company beginning in fiscal year 2006. The company does not expect that the adoption of SFAS 151 will have a material impact on the company’s results of operations.
In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No.123(R), Share-Based Payment, which will require the company to record compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005, the SEC delayed the effective date of SFAS No 123(R) until the company’s fiscal year 2006. As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally recognizes no compensation cost for employee stock options because the exercise price of these stock options equals the market price of the underlying stock on the date of the grant. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, assuming no additional stock options are granted, the company estimates that the unvested stock options expected to be outstanding at the date of adoption will result in after-tax charges of approximately $3.0 million in fiscal year 2006. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), operating cash flows recognized in prior periods for such excess tax deductions were approximately $900,000 and $85,000 in fiscal year 2004 and 2003, respectively.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The company has yet to determine whether, or to what extent, it will repatriate unremitted foreign earnings.
NOTE 7. ADOPTION OF NEW ACCOUNTING POLICIES
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

NOTE 8. RESTRUCTURING AND INTEGRATION
At June 30, 2005, the company had a restructuring reserve of $15.0 million, comprised of $4.4 million for its restructuring plans and $10.6 million for merger integration plans.
Restructuring Reserve
The company initiated restructuring plans in 2002. As part of these initiatives, the company has consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. The company made no severance payments in the third quarter of fiscal 2005 and paid $1.5 million of severance to 126 employees in the first nine months of fiscal 2005. In addition, the company paid $0.6 million of lease cancellation and other costs in the third quarter of fiscal 2005 and $1.4 million for the first nine months of fiscal 2005. At June 30, 2005 the company had a reserve of $4.4 million for lease cancellation costs that are scheduled to continue through fiscal 2007. A summary of the restructuring reserve activity is provided below (dollars in thousands):

	Reserve		Reserve
Restructuring Reserve Activity for the	Balance	Utilization	Balance
nine months ended June 30, 2005	September 30, 2004	of Reserve	June 30, 2005

Severance	$1,502	($1,502)	$—
Lease cancellation and other costs	5,836	(1,439)	4,397

Total Restructuring Reserve Balance	$7,338	($2,941)	$4,397

Merger Integration Reserve
As part of the 2003 Allen Telecom acquisition, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. At September 30, 2004 the Allen integration reserve was $11.5 million. In the third quarter of fiscal 2005, the company paid cash costs of $0.2 million of severance to 6 employees and $1.9 million to 75 employees for the first nine months of fiscal 2005. Additionally, the company paid $0.1 million in the third quarter of fiscal 2005 and $1.3 million for the first nine months of fiscal 2005 for lease cancellation and other costs.
Included in the Allen Telecom integration reserve were costs to close a facility acquired from Allen Telecom in France. In the third quarter of fiscal 2005, the company determined that it will continue to operate in this facility. The company reversed $2.7 million in severance and $0.9 million of lease cancellation and other costs that had been accrued for the closing of this facility. The reversal of this accrual was treated as a decrease in liabilities acquired from Allen Telecom resulting in a $3.6 million decrease in goodwill.
In fiscal 2005, the company completed the development of its merger integration plan for Channel Master LLC, which was acquired in fiscal 2004. The company accrued $5.9 million to restructure Channel Master’s U.S. manufacturing operations. As part of this plan, the company expects to pay severance benefits to approximately 300 employees and plans to complete the relocation and restructuring of manufacturing operations by the end of fiscal 2006. The $5.9 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired. As of June 30, 2005, the company has not incurred any charges under this plan.
A summary of the merger integration reserve activity is provided below (dollars in thousands):

	Reserve				Reserve
Integration Reserve Activity for the	Balance	Utilization	Reverse		Balance
nine months ended June 30, 2005	September 30,2004	of Reserve	Accrual	Accrual	June 30, 2005

Severance	$6,279	($1,907)	($2,683)	$2,262	$3,951
Lease cancellation and other costs	5,270	(1,335)	(872)	3,618	6,681

Total Integration Reserve Balance	$11,549	($3,242)	($3,555)	$5,880	$10,632

The company recognized $0.5 million in the third quarter of fiscal 2005 and $3.2 million in the first nine months of fiscal 2005 of restructuring expense for severance and other costs incurred as part of the company’s integration plans and other cost cutting initiatives that were expensed as incurred.

NOTE 9. STOCK-BASED COMPENSATION
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

	Three Months Ended		Nine Months Ended
	June 30		June 30
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Reported net income available to common shareholders	$12,969	$17,692	$30,718	$31,709

Less: Stock-based compensation, net of tax	(782)	(1,313)	(10,419)	(8,470)

Pro forma net income available to common shareholders	$12,187	$16,379	$20,299	$23,239

Reported basic and diluted net income per share	$0.08	$0.11	$0.19	$0.20

Pro forma basic and diluted net income per share	$0.07	$0.10	$0.13	$0.15
In the first quarter of fiscal 2005, the company granted 1.5 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were expensed in the first quarter of fiscal 2005, increasing pro forma stock-based compensation expense by approximately $8.4 million. In the first quarter of fiscal 2004, the company vested all outstanding options with an exercise price of $15 or more per share, increasing pro forma stock-based compensation expense by approximately $4.1 million. The company accelerated the vesting of these stock options to avoid recording the compensation cost of these stock options in the company’s results of operations in fiscal 2006 as will be required by Financial Accounting Standards (SFAS) No.123(R), Share-Based Payment.
The company has granted deferred stock units (DSUs) to officers, key employees and directors. Compensation costs for DSUs are recognized on a straight-line basis over the vesting period and are based on the market price of the company’s common stock on the grant date. In fiscal 2005, the company recognized operating expense of $0.7 million and $1.8 million in the third quarter and for the first nine months, respectively. In fiscal 2004, the company recognized operating expense of $0.3 million and $0.7 million in the third quarter and for the first nine months, respectively.

NOTE 10. CONTINGENCIES
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
In the quarter ending March 31, 2005, the company recorded $19.8 million to cover additional costs above the normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines. The company anticipates that it will incur the costs associated with this component failure issue over the next 12 to 18 months. In the third quarter, the company incurred $4.7 million of charges associated with this component failure that are included in warranty settlements in the table below. Changes in the company’s warranty reserve during the three and nine month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004
Warranty reserve at beginning of period	$41,257	$18,281	$18,900	$12,470
Accrual for warranties issued	1,582	3,319	28,822	12,401
Warranty settlements made	(8,325)	(1,602)	(14,074)	(5,944)
Warranty adjustments	(901)	—	(35)	1,071

Warranty reserve at end of period	$33,613	$19,998	$33,613	$19,998

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

NOTE 11. ACQUISITION OF BUSINESSES
In November 2004, the company acquired selected assets of ATC Tower Services, Inc. a division of American Tower Corporation that provides site installation services to wireless operators in North America. This acquisition gives the company a national construction service presence and an additional distribution channel for Wireless Infrastructure products. Total purchase consideration was $8.3 million, consisting of $6.2 million in cash and the assumption of $2.2 million of capital leases. A preliminary allocation of the purchase price resulted in $2.3 million of goodwill.
In January 2005, the company acquired Xenicom Ltd., a United Kingdom based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. Total purchase consideration was approximately $11.3 million. A preliminary allocation of the purchase price resulted in $6.4 million of goodwill, $7.9 million of intangible assets and $3.0 million of deferred tax liabilities. The Xenicom acquisition includes an earn-out provision, which could result in additional purchase consideration of up to 3.0 million British Pounds, or approximately $5.4 million based on current exchange rates.
The company is evaluating the tangible and intangible assets acquired in these acquisitions and anticipates finalizing the allocation of purchase price by the end of the current fiscal year. Pro forma results of operations, assuming these acquisitions occurred at the beginning of the period, were not materially different from the reported results of operations.
In the first quarter of fiscal 2005, the company paid $1.1 million to acquire the remaining 20% interest in its Czech Republic subsidiary that was acquired in the 2003 Allen Telecom acquisition.
In June 2005, the company paid $0.6 million for an earn-out provision associated with the fiscal 2004 acquisition of Yantai Fine Cable Company, a Chinese manufacturer of products for the telecommunications and broadband cable markets. This payment increased the goodwill recorded on this transaction.
NOTE 12. DEBT COVENANTS
Under the terms of the company’s $170.0 million revolving credit facility, the company has agreed to meet various quarterly requirements. The company was in compliance with all of these requirements as of June 30, 2005. The company must meet various requirements, including maintaining net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, maintaining a fixed charge coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. Under the most restrictive of these requirements, the company was limited to a maximum borrowing of $54.3 million at June 30, 2005.

NOTE 13. BENEFIT PLANS
The company has two defined benefit plans, one that covers approximately 600 current and former employees of the company’s United Kingdom subsidiary and a defined benefit plan assumed as part of the 2003 Allen Telecom acquisition, which has subsequently been frozen, that covers approximately 1,600 former employees of Allen Telecom.
The components of net periodic costs for these plans, as well as the company’s post-retirement medical and life insurance plans, are as follows:

	Pension Benefits
	Three months ended		Nine months ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004

Service costs	$439	$430	$1,445	$2,469
Interest costs	1,543	1,501	4,737	4,377
Expected return on plan assets	(1,562)	(1,225)	(4,390)	(3,652)
Amortization of unrecognized prior service costs	83	84	258	156
Amortization of net loss	194	291	602	862

Net periodic costs	$697	$1,081	$2,652	$4,212

	Medical Plans and Other Benefits
	Three months ended		Nine months ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004

Service costs	$50	$173	$150	$519
Interest costs	171	205	523	615
Amortization of unrecognized prior service costs	(135)	(11)	(405)	(33)
Amortization of initial net obligation	—	34	—	102
Amortization of net loss	158	85	474	255

Net periodic costs	$244	$486	$742	$1,458

During the second quarter of fiscal 2005 the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company anticipates that the plan will be fully funded and terminated during fiscal 2006. In the quarter ended March 31, 2005, the company made a voluntary contribution to the plan of $3.0 million. The company estimates that additional contributions of approximately $5 to $10 million will be required to fully fund and terminate this plan based on current actuarial projections.
During the third quarter of fiscal 2005, the company made a voluntary pre-payment of future contributions of $11.4 million to the company’s United Kingdom defined benefit plan. The company made this pre-payment and implemented other plan changes that require additional contributions by plan participants to reduce the under-funded status of this plan and to reduce plan expenses.
NOTE 14. SEGMENTS
The company operates in two segments, Wireless Infrastructure and Satellite Communications. The Wireless Infrastructure segment is based on meeting the infrastructure needs of wireless service providers and Original Equipment Manufacturers (OEMs) and includes the following product groups: Antenna and Cable Products, Base Station Subsystems, Network Solutions and

Wireless Innovations. The Satellite Communications segment is comprised of products supporting commercial and consumer satellite applications. The company evaluates the performance of these segments based on sales and operating income (loss). The table below shows sales and operating income (loss) by segment.

	Three Months Ended		Nine Months Ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004

Sales
Wireless Infrastructure	$464,814	$429,542	$1,337,490	$1,208,002
Satellite Communications	22,418	63,456	105,644	142,913

Total Consolidated Sales	$487,232	$492,998	$1,443,134	$1,350,915

Operating Income (Loss)
Wireless Infrastructure	$60,088	$64,243	$160,976	$187,580
Satellite Communications	(3,015)	1,203	(6,910)	(8,069)
Items not included in segments
Unallocated Sales and Administrative Costs	(27,068)	(24,660)	(81,280)	(86,693)
Intangible Amortization	(4,682)	(9,583)	(17,810)	(28,855)
Loss on the Sale of Assets	(1,522)	—	(489)	(3,109)

Total Consolidated Operating Income	$23,801	$31,203	$54,487	$60,854

The company allocates only certain assets, primarily inventory and certain accounts receivable, to each segment. All other assets are managed on a consolidated basis.

Total Assets	June 30, 2005	September 30, 2004
Wireless Infrastructure	$335,442	$308,434
Satellite Communications	27,638	53,429
Unallocated Assets	1,937,790	1,879,082

Total Consolidated Assets	$2,300,870	$2,240,945

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY
Sales for the quarter ended June 30, 2005 were $487 million, a decrease of 1% from the third quarter of fiscal 2004. For the nine months ended June 30, 2005 sales were $1,443 million, an increase of 7% over the first nine months of fiscal 2004. Andrew has continued to see sales growth in the Wireless Infrastructure market driven by network expansion and upgrades by wireless service providers. However, Satellite Communications sales have decreased significantly driven by a decrease in sales to the consumer broadband satellite market. The decrease in Satellite Communications sales was the primary driver of the 1% decline in third quarter sales, compared to fiscal 2004. The company has experienced a decline in gross profit driven by higher warranty costs and higher commodity prices, compared to fiscal 2004. In the second quarter of fiscal 2005, the company recorded $19.8 million to cover additional costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third party vendor used in certain Base Station Subsystem product lines. The decrease in gross profit was partially offset by lower operating expenses driven by a decrease in intangible amortization expense and research and development spending. Diluted earnings per share were $0.08 for the third quarter of 2005, compared to $0.11 for the third quarter of 2004. On a year to date basis, diluted earnings per share were $0.19 compared to $0.20 per share for the first nine months of fiscal 2005 and 2004, respectively.
RESULTS OF OPERATIONS
Andrew operates in two segments, Wireless Infrastructure and Satellite Communications. The Wireless Infrastructure segment is based on meeting the infrastructure needs of wireless service providers and Original Equipment Manufacturers (OEMs), and includes the following product groups: Antenna and Cable Products, Base Station Subsystems, Network Solutions and Wireless Innovations. The Satellite Communications segment is based on products supporting commercial and consumer satellite applications. The table below shows Andrew’s sales by segment:

	Three Months Ended			Nine Months Ended
Sales by Segment	June 30%			June 30%
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Wireless Infrastructure	$465	$430	8%	$1,338	$1,208	11%
Satellite Communications	22	63	(65%)	105	143	(27%)

Total	$487	$493	(1%)	$1,443	$1,351	7%

In fiscal 2005, the company has experienced growth in Wireless Infrastructure sales in most major geographic regions, driven by network upgrades and expansion. In the third quarter of fiscal 2005, Wireless Infrastructure sales increased 8% versus the third quarter of fiscal 2004 driven by increasing unit volumes and foreign currency translation in Europe, Middle East and Africa (EMEA) and increased construction services business in North America, partially offset by lower OEM sales for Base Station Subsystems in North America and China. Satellite Communications sales decreased 65% due to a decline in sales to the North American consumer broadband satellite market. The table below shows Andrew’s sales by major geographic region:

	Three Months Ended			Nine Months Ended
Sales by Major Region	June 30%			June 30%
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Americas	$270	$287	(6%)	$780	$770	1%
Europe, Middle East, Africa	159	133	20%	482	390	24%
Asia Pacific	58	73	(21%)	181	191	(5%)

Total	$487	$493	(1%)	$1,443	$1,351	7%

The 6% decline in sales in the Americas in the third quarter of fiscal 2005, compared to the third quarter of fiscal 2004, was due to the decline in Satellite Communications sales and lower sales in Latin America. Latin America Wireless Infrastructure sales slowed in the third quarter after several quarters of expansion. Wireless Infrastructure sales in the Americas increased in the third quarter of fiscal 2005 due to an increase in Antenna and Cable Products sales which were driven by increased network expansion and coverage requirements in North America and the inclusion of sales from the acquisitions of MTS Wireless Components and ATC Tower Services. Wireless Innovations sales increased slightly in the third quarter driven by an increase in operator needs for distributed coverage solutions. Base Station Subsystems declined due primarily to lower CDMA deployments in North America and Latin America. Network Solutions declined modestly due to a reduction of geolocation hardware installations.
On a year to date basis, sales in the Americas increased 1% compared to the first nine months of fiscal 2004. This increase was due to growth in Wireless Infrastructure sales, principally in Antenna and Cable Products and Wireless Innovations. As anticipated, Network Solutions sales decreased due to the reduction of new geolocation hardware installations. During the third quarter of fiscal 2005, the company was notified by one of its significant geolocation customers that they have chosen a competitive solution for future E911 geolocation hardware. The company believes that this decision may have been influenced by acquisition-related factors, more so than technology or performance issues. Assuming no cancellation of existing backlog with this customer, the company’s fiscal 2005 sales forecast for Network Solutions remains essentially unchanged. The company forecasts that sales of geolocation products will decline from approximately $150 million in fiscal 2004 to approximately $120 million in fiscal 2005, and approximately $65 million in fiscal 2006 when on-going maintenance and support, Tier II and Tier III operators, and international opportunities are expected to drive the majority of sales.
Wireless Infrastructure sales in EMEA have continued to show strong growth compared to fiscal 2004. EMEA sales increased 20% in the third quarter and 24% in the nine months of fiscal 2005, compared to the corresponding periods of fiscal 2004. This increase was mainly due to Antenna and Cable Products and Wireless Innovations supporting network upgrades, expansion and distributed coverage requirements in Western Europe and emerging markets. EMEA sales have also increased compared to fiscal 2004 due to the impact of the weaker dollar. In the third quarter of fiscal 2005, the company estimates that a weaker U.S. dollar against the euro resulted in approximately a 3% increase in sales, compared to the third quarter of fiscal 2004.
Sales in the Asia Pacific region declined 21% in the third quarter and 5% in the first nine months of fiscal 2005, compared to the corresponding periods of fiscal 2004. This was principally driven by a decline in Base Station Subsystems due to lower CDMA deployments and the delay in issuance of 3G licenses in China. Lower sales in the Asia Pacific region were partially offset by a slight increase in Antenna and Cable Products supporting network upgrades and expansion in India.
The company’s major customers are predominantly OEMs and wireless service providers. In the third quarter of fiscal 2005, the top 25 customers represented 72% of sales compared to 70% in the second quarter of fiscal 2005 and 71% in third quarter of fiscal 2004. In the third quarter of fiscal 2005, major OEMs accounted for 39% of sales compared to 41% in the second quarter of fiscal 2005 and 43% in the third quarter of fiscal 2004. In the third quarter of fiscal 2005, Lucent Technologies was the largest OEM customer at 10% of sales, down from 15% of sales in the third quarter of fiscal 2004. Cingular Wireless was the largest customer for the third quarter of fiscal 2005 at 13% of sales. In addition, Siemens, Nextel, and Nortel Networks were all greater than 5% customers for the quarter.
In the third quarter of fiscal 2005, the gross profit percentage was 23.2%, compared with 20.1% in the prior quarter and 25.9% in the third quarter of fiscal 2004. The prior quarter included a $19.8 million pre-tax charge to cover costs above normal warranty provisions associated with abnormally high field failure rates for a specific component used in certain Base Station Subsystem product lines, resulting in a 4.1% decline in the gross profit percentage. During the third quarter of fiscal 2005, the company recorded a $3.0 million provision for potential value added tax (VAT) payments pending resolution of certain Asia import-export matters, which resulted in a 0.6% decrease in gross profit.
Over the last two years, the company has incurred a significant increase in raw material costs that have created a challenging operating environment for cable products. Usage of copper is anticipated to increase from approximately 54 million pounds in fiscal 2004, to more than 60 million pounds in fiscal 2005, while spot prices for copper have increased more than 100% over the last two years. Higher copper prices adversely impacted gross profit in the third quarter of fiscal 2005 by approximately $9.0 million or 1.8% of sales, compared to the third quarter of fiscal 2004. In an effort to partially offset higher material costs, the company announced an average 8% price increase for Heliax cable products and is reviewing current copper procurement strategies to mitigate future commodity risk.
In the third quarter of fiscal 2005, the company recorded nearly $20 million of low-margin construction services sales in the first full seasonal quarter for this business since its acquisition from American Tower Corporation in November 2004. Cost-control initiatives, including a reduction in total sales offices, are currently underway to improve the financial performance of this business.

For the first nine months of fiscal 2005, the company’s gross profit was 22.2% of sales, compared to 25.3% in the first nine months of fiscal 2004. Of this 3.1% decline, 1.4% was due to a $19.8 million pre-tax charge recorded in the second quarter of 2005 to cover additional costs above normal warranty provisions. The company estimates that the remaining decrease in the gross profit percentage was primarily due to higher raw material costs and lower average selling prices. For the first nine months of fiscal 2005, product mix had approximately a 1.0% favorable impact on gross profit, compared to fiscal 2004, mainly due to lower sales of Satellite Communications products.
In the fourth quarter of fiscal 2005, the gross profit percentage is anticipated to decrease due mainly to higher raw material costs, lower sales of geolocation products, a less favorable product mix and an increase in component costs from China relating to the revaluation of the Chinese yuan, partially offset by an initial benefit from the recent price increase on Heliax cable products and cost reduction activities in the construction services business.
In fiscal 2005, operating expenses have declined due to lower intangible amortization expense and the rationalization of research and development spending. In fiscal 2005, the company has focused its research and development spending on key projects and lowered its overall research and development spending. Research and development expense decreased 7.9% and 4.7% for the third quarter and first nine months of fiscal year 2005, respectively, compared to the corresponding periods of fiscal 2004. Research and development expense was 5.5% of sales for the first nine months of fiscal 2005 compared to 6.2% of sales in the first nine months of fiscal 2004. Although research and development spending has decreased compared to fiscal 2004, spending increased sequentially in the third quarter of fiscal 2005, due to spending associated with the introduction of new products such as the company’s new OneBaseTM Cell Extender power amplifier product line that will be introduced in the fourth quarter.
Sales and administrative expenses decreased 2.5% or $1.4 million in the third quarter of fiscal 2005 and increased 1.7% or $2.8 million for the first nine months of fiscal 2005 compared to the corresponding periods of fiscal 2004. Sales and administrative expenses were 11.4% of sales for the first nine months of fiscal 2005, compared to 12.0% of sales in the first nine months of fiscal 2004. The increase in the first nine months of fiscal 2005 was due to $5.5 million of litigation and settlement costs associated with two significant legal matters that were resolved in the second quarter of fiscal 2005. The company successfully defended an arbitration claim brought by the purchasers of the company’s interest in certain Russian ventures in December 2001. The arbitration panel dismissed this claim without liability to the company. In the second matter, the company reached a definitive agreement to settle pending litigation alleging that Andrew used its position as an investor in Comtier to take unfair advantage of the assets and opportunities of Comtier. The company has continued to improve operating expense leverage despite incurring additional costs due to the company’s on-going global IT systems implementations and additional expenses relating to compliance with Sarbanes-Oxley. During the third quarter of fiscal 2005, the company completed IT systems implementations at its Shenzhen, China and Buchdorf, Germany facilities and continues to make progress towards its goal of implementing new systems in Smithfield, North Carolina and Agrate, Italy, by the end of the calendar year.
Intangible amortization expense was $4.7 million in the third quarter and $17.8 million for the first nine months of fiscal 2005, compared to $9.6 million in the third quarter and $28.9 million for the first nine months of fiscal 2004. The decrease in intangible amortization was due to certain intangible assets acquired in the company’s 2002 and 2003 acquisitions of Celiant Corporation and Allen Telecom becoming fully amortized. The company anticipates that total intangible amortization expense will decrease from $38.3 million in fiscal 2004, to approximately $23.0 million in fiscal year 2005.
Restructuring expense was $0.5 million in the third quarter and $3.2 million for the first nine months of fiscal 2005, compared to $0.8 million in the third quarter and $4.2 million for the first nine months of fiscal 2004. These restructuring costs are the result of the company’s integration plans and other cost cutting initiatives.
For the first nine months of fiscal 2005, the company recognized a $0.5 million loss on the sale of assets primarily from a facility in Mexico. This facility was closed when the Reynosa, Mexico operations acquired from Allen Telecom were combined with the company’s existing Reynosa facility. In the second quarter of fiscal 2004, the company recognized a net gain of $1.4 million on several real estate transactions, principally due to the sale of a facility in Australia. In the first quarter of fiscal 2004, the company recognized a $4.5 million loss on the sale of selected assets from its broadcast antenna manufacturing operations to Electronics Research Inc. (ERI). This loss included an allocation of $4.0 million of goodwill that was attributed to these broadcast antenna assets based on fair value.
Interest expense was basically unchanged in the third quarter and decreased by $0.6 million in the first nine months of fiscal 2005 compared to fiscal 2004. While total debt levels have remained relatively constant, the company has paid down its higher interest rate senior notes. Interest income increased $1.7 million in the first nine months of fiscal 2005 primarily due to interest income received from a favorable resolution of certain tax-related matters.

Other expense decreased $0.7 million in the third quarter of fiscal 2005 and $0.1 million for the first nine months of fiscal 2005, compared to fiscal 2004. Other expense is driven by foreign exchange gains and losses. Movements in the euro against the U.S. dollar have principally accounted for these losses.
The effective tax rate was 38.2% for the third quarter and 32.2% for the first nine months of fiscal 2005. The effective tax rate for the third quarter and the first nine months of fiscal 2004 was 35.0%. The increase in the tax rate in the third quarter is due to a geographic mix of earnings and the establishment of valuation allowances for tax benefits associated with losses incurred in certain foreign operations. The decrease in the fiscal 2005 year-to-date tax rate was due to a $2.6 million tax benefit recorded in the first quarter related to the reversal of previously accrued taxes resulting from a favorable resolution of certain tax-related matters. The effective income tax rates for the various tax jurisdictions in which the company operates can vary significantly. Fluctuations in earnings in these jurisdictions have resulted in, and could continue to result in, significant fluctuations in the company’s effective tax rate. The company currently forecasts that the effective tax rate will be 41.5% for the fourth quarter of fiscal 2005. This anticipated tax rate excludes any potential impact of repatriating cash under the American Jobs Creation Act of 2004.
As of June 30, 2005, the company has a net deferred tax asset of approximately $65.8 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2018. Recoverability of this deferred tax asset is dependent upon the company’s ability to generate future taxable profits in the United States. The company continuously reviews and assesses the recoverability of its deferred tax asset and it is the company’s current opinion that the net deferred tax asset is fully recoverable. Should the company subsequently determine it is more likely than not that this deferred tax asset will not be realized, the company would be required to record a valuation allowance against some portion or all of the deferred tax asset at that time. Recording of a valuation allowance could have a material adverse impact upon the company’s effective tax rate and reported financial results.
The recently enacted American Jobs Creation Act of 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The repatriation of income from the company’s foreign subsidiaries could significantly impact the company’s effective tax rate. The company has not yet determined whether or to what extent, it would repatriate unremitted foreign earnings.
LIQUIDITY
Cash and cash equivalents were $177.3 million at June 30, 2005, compared to $189.0 million at September 30, 2004. Working capital at June 30, 2005 was $634.0 million compared to $612.1 million at September 30, 2004. Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs for the foreseeable future.
In the first nine months of fiscal 2005, the company generated $43.5 million of cash from operations, compared to $0.1 million in the first nine months of fiscal 2004. The increase in cash flow generated from operations was primarily the result of improved working capital management. The $43.5 million of cash flow from operations in the first nine months of fiscal 2005 was driven by net income of $31.0 million, $63.9 million of non-cash charges for depreciation, amortization and non-cash losses on the sale of assets, $5.5 million used for restructuring costs and a net change in operating assets and liabilities that resulted in a $45.9 million decrease in cash flow.
The most significant change in operating assets was driven by accounts receivable, which increased $35.0 million in the first nine months of fiscal 2005. Days sales in billed receivables (DSO) was 78 days at June 30, 2005, compared to 82 days at March 31, 2005 and 74 days at September 30, 2004. The fluctuations in DSOs are primarily the result of the mix of international sales compared with domestic sales. International sales generally carry longer payment terms than domestic sales. Inventory levels also significantly impact the company’s cash flow from operations and working capital. During the first nine months of fiscal 2005, inventories increased by $17.8 million. Inventory turns were 4.1x at June 30, 2005, compared to 4.3x at March 31, 2005 and 4.3x at September 30, 2004. During the first nine months of fiscal 2005, other assets increased by $18.1 million. This was primarily due to a $11.4 million pre-payment made by the company to its United Kingdom defined benefit plan. The company made this pre-payment and implemented other plan changes that require additional contributions by plan participants to reduce the under-funded status of this plan and to reduce plan expenses.
The company used $55.7 million of cash for investing activities in the first nine months of fiscal 2005, compared to $108.9 million in the first nine months of fiscal 2004. For the first nine months of fiscal 2005, capital expenditures were $48.7 million, down from $57.7 million in fiscal 2004. In the first nine months of fiscal 2005, the company spent $19.2 million on acquisitions. In the first quarter of fiscal 2005, the company acquired selected assets of ATC Tower Services, Inc. for total purchase consideration of $8.3 million, including $6.2 million of cash. ATC Tower Services, Inc., was a division of American Tower Corporation that provides site installation services to wireless operators in North America. Also in the first quarter of fiscal 2005, the company paid

$1.1 million to acquire the remaining 20% interest in its Czech Republic subsidiary that was acquired in the Allen Telecom acquisition. In the second quarter of fiscal 2005, the company paid $11.3 million for Xenicom, a United Kingdom based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. In the third quarter of fiscal 2005, the company paid $0.6 million for an earn-out provision associated with the fiscal 2004 acquisition of Yantai Fine Cable Company, a Chinese manufacturer of products for the telecommunications and broadband cable markets. In the first quarter of fiscal 2004, the company spent $23.2 million on acquisitions, acquiring selected assets of Yantai Fine Cable, a Chinese manufacturer of products for the broadband cable market, and Channel Master LLC, a U.S. manufacturer of products for the consumer direct broadcast satellite market.
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
The company received $2.6 million from the sale of assets in the first nine months of fiscal 2005, primarily from the sale of a Reynosa, Mexico facility acquired from Allen Telecom. In the first nine months of fiscal 2004, the company received $4.6 million from the sale of assets, primarily from the sale of a facility in Australia.
The company generated $0.6 million of cash from financing activities in the first nine months of fiscal 2005. The company decreased its long-term debt by $9.3 million, primarily due to principal payments on senior notes of $7.8 million made in the first quarter of fiscal 2005. The company increased its short-term notes payable borrowing by $9.1 million, due to the company’s Indian subsidiary borrowing under its local line of credit to finance growth and to eliminate foreign exchange exposures. In the first nine months of fiscal 2004, the company used $17.7 million for financing activities, primarily attributable to $17.8 million of debt payments, $2.5 million used to repurchase 225,000 shares of common stock, and $2.9 million received from stock option exercises.
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
While Andrew Corporation’s management is optimistic about the company’s long-term prospects, one should consider the risks and uncertainties in evaluating its growth outlook. Factors that may cause actual results to differ from expected results include the company’s ability to integrate acquisitions and to realize the synergies and cost savings anticipated from these transactions, fluctuations in commodity costs, the effects of competitive products and pricing, economic and political conditions that may impact customers’ ability to fund purchases of our products and services, the company’s ability to achieve the cost savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end-use demands for wireless communication services, the loss of one or more significant customers and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
Section 404 of the Sarbanes-Oxley Act (“the Act”) requires that the company evaluate and determine the effectiveness of its internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, such effectiveness. The company has dedicated a significant amount of time and resources to ensuring compliance with the Act. The company believes its process for documenting, evaluating, remediating and monitoring its internal controls over financial reporting is consistent with the objectives of the Act. However, there is a risk that the company, or its independent auditors, will not be able to conclude at September 30, 2005 that the company’s internal controls over financial reporting are effective as required by the Act. We believe the inability to comply with the Act could negatively impact investors confidence and company’s stock price.
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
See Item 7A of the company’s Annual Report on Form 10-K for the year ended September 30, 2004. With the exception the items mentioned below, there has been no material change from the end of the previous fiscal year through June 30, 2005.
The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. The company forecasts that it will use approximately 60 million pounds of copper in fiscal year 2005. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At June 30, 2005, the company had contracts to purchase 6.0 million pounds of copper for $10.4 million. For the remainder of fiscal year 2005, the company estimates that it will make additional purchases of approximately 10 million pounds of copper in addition to the 6.0 million pounds that it currently has under contract. A 10% increase in the current market price of copper would increase the company’s cost of this estimated 10 million pounds by approximately $1.7 million.
In July 2005, the Chinese government decided to remove the Chinese yuan’s peg to the U.S. dollar and to allow the value of the yuan to fluctuate based on a basket of currencies. This change has initially resulted in the yuan increasing approximately 2% against the U.S. dollar. This initial change will increase the U.S. dollar value of sales and income generated in China and it will also increase the U.S. dollar cost of items the company exports from China. The company has significant manufacturing operations in China and fluctuations in the yuan will impact the company’s cost of goods sold. The company estimates that a 10% appreciation in the yuan would decrease the company’s pre-tax income by approximately $5 million in the fourth quarter of fiscal 2005.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of June 30, 2005, the company’s management, including its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequate and effective and that no changes are required at this time.
Changes in Internal Controls:
In connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal controls over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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
Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of June 30, 2005 the company had repurchased approximately 17.0 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. No shares were repurchased during the third quarter or the first nine months of fiscal 2005.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*	Non-Employee Director Deferred Stock Unit Agreement Andrew Corporation Long-Term Incentive Plan.

31	Rule 13a-14(a) Certification of Chief Executive and Chief Financial Officers

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers
*Indicates a compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 8, 2005	By:	/s/ Marty R. Kittrell

Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)