Form 10-K
period 2005-09-30
ANDREW CORP
filed 2005-12-14
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005.

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

Title of Each Class

Common Stock, $.01 par value

Common Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X    No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes     No X

The aggregate market value of common stock held by non-affiliates of the Registrant as of March 31, 2005 was $1.9 billion. The number of outstanding shares of the Registrant’s common stock as of December 9, 2005 was 159,596,559.

Documents incorporated by Reference:

Portions of the Proxy Statement for the annual shareholders’ meeting to be held February 8, 2006 are incorporated by reference into Part III.

PART I

Item 1.  Business

General	Business

Andrew Corporation (“Andrew”, the “company”, or “we”) was incorporated in 1987 under the laws of the State of Delaware as successor to an Illinois corporation organized in 1947. Originally founded as a partnership in 1937, its executive offices are located at 10500 West 153rd Street, Orland Park, Illinois, 60462, which is approximately 25 miles southwest of downtown Chicago. The company plans to relocate its executive offices to Westchester, Illinois in 2006. Unless otherwise indicated by the context, all references herein to Andrew or the company include Andrew Corporation and its subsidiaries.

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

In fiscal 2005, the company operated its business in the following five segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications. Antenna and Cable Products include coaxial cables, connectors, cable assemblies and accessories as well as base station antennas and terrestrial microwave antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners that are sold individually or as parts of integrated subsystems. Network Solutions includes software and equipment to locate wireless E-911 callers, as well as equipment and services for testing and optimizing wireless networks. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive, and include both complete systems and individual components. Satellite Communications products include earth station antennas, high frequency and radar antennas, direct-to-home antennas and very small aperture terminal antennas.

In 2002 and 2003, the company completed two major acquisitions that substantially broadened its product offering and established the company as the leading global supplier of communications products and systems to the wireless subsystem infrastructure market. These acquisitions allow the company to provide global wireless service providers and OEMs (original equipment manufacturers) with the ability to provide total customer solutions, including virtually all outsourced components of a wireless base station, to better meet the evolving performance and cost efficiency requirements of their customers who benefit from the availability of a single source for all of their wireless infrastructure needs. In July 2003, the company acquired Allen Telecom, a global provider of wireless infrastructure equipment and services. Allen’s product offering was complementary to the company’s product offering and had minimal product overlap. This acquisition has allowed Andrew to market a more complete RF footprint product set with more value-added and integrated products. In June 2002, the company completed the acquisition of Celiant Corporation, a power amplifier manufacturer. Celiant’s engineering and technical capabilities and intellectual property have made the company a leading supplier of base station subsystems products.

In addition to the major acquisitions noted above, the company has also completed several smaller strategic acquisitions intended to extend its core competency in the RF path into emerging growth areas for the company such as broadband cable and antennas for satellite-based communications systems. In the first quarter of fiscal 2004, Andrew acquired selected assets of Channel Master LLC, a designer and manufacturer of DTH (direct-to-home) and VSAT (very small aperture terminal) antennas and products, and terrestrial broadcast reception products. Also in the first quarter of 2004, the company acquired selected assets of Yantai Fine Cable Company, a Chinese manufacturer of products for telecommunications and broadband cable TV infrastructure markets. In the second quarter of fiscal 2004, the company acquired selected assets of MTS Wireless Components LLC, a supplier of cable accessories and steel components that support the installation of wireless systems including antenna mounts and other equipment support solutions. In the first quarter of fiscal 2005, the company acquired selected assets of ATC Tower Services. This transaction created an immediate national construction services presence and an additional distribution channel for wireless infrastructure products. In the second quarter of fiscal 2005, Andrew acquired Xenicom Ltd., a privately-held UK-based provider of software solutions that help telecommunications operators plan, launch, and manage wireless networks. In the fourth quarter of fiscal 2005, the company expanded its market leading Geometrix® mobile location system product line with the acquisition of certain assets of Nortel’s wireless location business.

The wireless infrastructure market has experienced growth in 2004 and 2005 after contracting in prior years. As Andrew’s customers build and upgrade networks to address demand for basic voice and next generation data services, capital spending worldwide on infrastructure continues to grow. All-important measures of the industry’s health and growth, such as minutes of use, number of subscribers, wireless penetration, and third generation service adoption, are trending positive. Andrew’s total sales increased 7% year-over-year, with wireless infrastructure sales increasing 12% compared to the prior year. The company continues to grow its wireless infrastructure business faster than the overall market.

Andrew believes that developing markets such as China and India have significant long-term growth potential for the company. Developing countries represent some of the greatest growth opportunities for wireless communication, as wireless is the most cost efficient way to provide communications infrastructure to these regions. The company has a significant international manufacturing and distribution presence. Sales by non-U.S. operations and export sales from U.S. facilities accounted for approximately 56% of Andrew’s sales in fiscal 2005, 54% in fiscal 2004, and 60% in fiscal 2003. Over the last decade, Andrew has significantly increased its international manufacturing and distribution capabilities in some of the fastest developing wireless infrastructure markets. The company built new manufacturing facilities in China and India in 1998 and has continued to expand operations in these regions. These facilities have allowed the company to more effectively reach these growing markets and have helped to increase sales in the Asian market. Most recently, in fiscal 2005 the company began relocating a significant portion of the manufacturing of its filter product line to China. A majority of this product line is now produced in China, and more than 90% of China component requirements are now sourced locally. The company expects to transition additional filter manufacturing to China and believes that there is an opportunity to realize significant cost improvements over the next several quarters. Andrew has also increased its presence in Eastern Europe with new manufacturing sites in the Czech Republic and Romania. The company increased its manufacturing and distribution presence in the Latin American region through the expansion of its manufacturing operations in Mexico. The company also maintains a cable and antenna manufacturing facility in Brazil.

Operating Segments

The company previously reported two operating segments—Wireless Infrastructure and Satellite Communications. Following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in five operating segments—Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications—commencing with the financial statements for the fiscal year ended September 30, 2005. The company’s segment disclosure included in Notes 13, Segment and Geographic information, and 14 Selected Quarterly Financial Information of the Notes to the Consolidated Financial Statements reflects the revised reportable segments for all periods presented. In addition Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the revised reportable segments for all periods presented. The following table sets forth sales and percentages of total sales represented by Andrew’s five operating segments during the last three fiscal years:

Operating Segments

	Year Ended September 30
(Dollars in millions)	2005	% of Sales	2004	% of Sales	2003	% of Sales
Antenna and Cable Products	$1,050	53%	$823	45%	$606	60%
Base Station Subsystems	446	23%	498	27%	238	24%
Network Solutions	157	8%	175	10%	41	4%
Wireless Innovations	168	9%	123	7%	42	4%
Satellite Communications	140	7%	209	11%	85	8%
Total Sales	$1,961	100%	$1,828	100%	$1,012	100%

Further information on Andrew’s operating segments is contained in Note 13, Segment and Geographic Information, of the Notes to Consolidated Financial Statements.

Antenna and Cable Products

Andrew is a market leader for commercial base station antennas serving global market needs for all wireless protocols. Base station antennas are the last, critical piece of wireless infrastructure that captures the wireless signal from the user’s handset and sends it to operators’ base stations. The base station antenna transmits and receives this wireless signal with a series of passive radiating elements that are tuned to the wireless operator’s frequency band. The company offers a diverse product line of base station antennas ranging in size from approximately two feet in length to large, tower-mounted antennas in excess of twenty feet in length. Base station antennas are marketed under the trade name Decibel®. The Decibel® product line contains a variety of innovative products including technology to optimize the performance in CDMA and W-CDMA markets. The company holds significant intellectual property that is used to create innovative products, such as the Andrew Teletilt® system, which is a remotely-controlled variable electrical downtilt base station antenna system that can be adjusted in minutes, without costly site downtime. This allows customers to enhance their network performance while reducing operating expenses. The most recent addition to this product line is a series of multi-band variable electric downtilt antennas. The multi-band function allows operators to utilize just one antenna when overlaying an existing network with a new technology such as UMTS (W-CDMA).

The company manufactures a full line of microwave, point to point, antennas for applications such as fixed-line telecommunications networks, broadband wireless, wireless infrastructure, and others. The microwave antenna takes the RF transmission from the microwave radio, focuses the beam and reflects the signal to the microwave antenna at the opposite end of the link. Microwave radio networks are commonly used by telecommunications companies for telephone, internet, video and data transmission. They are also used by cellular operators to link cell sites with switching centers and by private companies, such as gas pipelines, electric utilities and railroads, for their internal communications needs. Andrew has strengthened its leadership position in microwave antennas designed to mount directly to the microwave radio by redesigning its ValuLine® antennas. The next generation ValuLine antennas, shipping in quantity beginning in 2005, feature a modular design platform reducing part counts and increasing responsiveness to customer demands.

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

The company also manufactures a full line of steel infrastructure components including steel antenna mounts, coaxial cable support components, and equipment platforms. Antenna mounts are utilized to facilitate mounting of base station or terrestrial microwave antennas to any type of elevated structure. Coaxial cable support components are utilized to create a secure pathway for coaxial cable between the antenna and radio equipment. Equipment platforms are utilized to provide a secure foundation for radio equipment.

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

The company also manufactures coaxial cable and connectors for the broadband cable television market. These products connect the subscriber’s home equipment such as televisions and computers to the broadband network for a final end-to-end coaxial solution. In June 2005, the company expanded and upgraded the acquired assets of Yantai Fine Cable, a Chinese manufacturer of broadband cable. This acquisition and rebuilding allows the company to offer drop cable into any global market. Andrew is currently selling its broadband cable products to top-tier multiple system operators both in the United States and internationally.

Andrew distinguishes itself from its competition by offering technically advanced and higher performance cable products. Two new innovative product offerings that the company has recently introduced are Andrew Virtual AirTM (AVA) and Z-WireTM drop cable. AVA cables offer the best attenuation performance in the wireless industry and lower system costs by allowing wireless operators to utilize smaller diameter cables. AVA cables are now being manufactured in  7/8" and 1 5/8" diameters. The Z-Wire drop cable contains a patented material that provides the best corrosion resistance without traditional flooding compounds.

In addition to the products described above, the company has historically maintained a group of field construction employees that perform value-added services for our customers. Over the last two years the company has enhanced its services capability through two strategic acquisitions, MTS Wireless Components LLC and ATC Tower Services, Inc., a division of American Tower Corporation. The combination of the company’s existing services capability with these acquisitions enhances its ability to effectively meet the needs of its OEM and wireless operator customers.

Base Station Subsystems

Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. These products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated subsystems.

Andrew designs and manufactures high power single and multi-carrier RF power amplifiers. RF power amplifiers are required by wireless communication systems to boost the radio signal power for transmission across long distances and are usually located within base stations. Andrew’s RF power amplifier products range in power from 10 to 500 watts of output power and in frequency ranges from 450 MHz to 2500 MHz. The company’s power amplifiers are custom designed for each OEM and are available for most wireless standards, including 2G, 2.5G, 3G and 4G technologies. The company recently introduced its next generation single and multi-carrier, highly linear power amplifiers with digital pre-distortion technology and is currently working with major OEMs and wireless carriers to design their next generation power amplifier products.

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

Network Solutions

Network Solutions includes location services systems, network optimization analysis systems, and engineering and consulting services. Andrew is one of two major suppliers of network-based geolocation systems capable of providing wireless operators with the equipment and software necessary to locate wireless callers. Andrew believes its network-based Geometrix® product can exceed the accuracy and reliability requirements set by the FCC for E-911 networks. The system can locate calls that transition between analog and digital sites, as well as calls in which the caller is a subscriber, roamer or non-subscriber. The Geometrix® product can be used with all air interfaces including AMPS, TDMA, CDMA, and GSM, and requires no changes in wireless service and no modifications or replacement of existing handsets. In addition, the system was designed to accommodate a variety of location-based services, such as fleet management, concierge services, mobile commerce, wireless information directories and other security related location dependent services. Andrew has added location technologies such as AGPS and wireless network location-related elements to its offering as part of the Mobile Location Center (MLC). These incremental capabilities enhance Geometrix® to better support commercial and enterprise location service enablement and expand its market reach around the world.

Included in Network Solutions are engineering and consulting services offered under the Comsearch brand. Comsearch is a leading provider of frequency planning and coordination services as well as spectrum management consulting and field engineering services. Andrew engineering expertise in spectrum sharing, microwave and satellite interconnectivity, and regulatory license administration has enabled the company to develop a broad client base of operators, OEMs, broadcast, cable and private industry telecommunications users. The company’s spectrum sharing software is currently licensed and utilized by major operators and consultants to perform analysis in most domestic markets, and its software for microwave system design and administration is operational in Asia, Europe, North America and South America.

Andrew also provides Invex3GTM test equipment as well as analysis software that measures and analyzes radio transmission characteristics for optimization of wireless communications networks. To further the suite of Network Optimization products, Andrew offers industry-leading mobile network design and optimization tools and services that enhance, synergize, and streamline the entire lifecycle of wireless networks: cell planning, network deployment, measurement/benchmarking, and optimization. Our products cover the complete network lifecycle and integrate with existing systems to manage any segment of the wireless network.

Wireless Innovations

Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive and include both complete systems and individual components. These products support coverage and capacity enhancement for both operators and OEMs. Andrew provides turnkey systems and customized product applications for major projects throughout the world to enhance coverage and capacity in such areas as highway tunnels, subway and railway systems, shopping centers, airports, convention centers and other coverage gaps. Andrew’s products support numerous customers, including single operators, shared networks with neutral host operators and public safety wireless networks.

Andrew provides a full line of RF repeaters and optical distribution systems for use in wireless communications systems, where physical structures or geographic constraints cause low RF signal strength. They can also be used as an efficient and low-cost alternative to base stations in areas where coverage is more critical than additional capacity. Andrew’s repeaters have built-in intelligence, facilitating easy setup and optimization to reduce installation costs and, we believe, other superior performance characteristics compared to our competitors’ products. These products can be used for both single and multi-operator applications. The company’s systems are available in a wide frequency range from 80 MHz to 2500 MHz and support all wireless technologies. Andrew’s systems have features and functions that allow operators to remotely monitor and adjust these systems.

Andrew offers a wide array of coverage products consisting of both passive and active components that extend wireless network coverage into buildings and other areas where it is difficult to get wireless reception. The company’s optical distribution product line, ION (intelligent optical network), is used to solve everything from low power indoor coverage to high power urban and rural solutions. This complete solution is capable of transferring multiple technologies and frequency bands. Andrew extends its active offering with a complement of passive components including antennas, cable, hybrid couplers, combiners, power splitters, cable taps and termination loads. Andrew Cell-Max™ antennas are especially designed for in-building use and are omni-directional or directional, single or multi-band to provide high reliability and low cost. Andrew’s RADIAX® coaxial cables, connectors and accessories are especially designed and customized for tunnel coverage. RADIAX® is a coaxial cable with slots in the outer conductor that allow for homogenous RF coverage in elongated environments. Andrew also offers small specialty cables that meet stringent fire codes and are flexible enough to bend around corners and over walls for all in-building applications.

Satellite Communications

The Satellite Communications Group is comprised of three business units: 1) direct-to-home (DTH) / very small aperture terminals (VSAT); 2) earth station antennas and systems (ESA); and 3) high frequency (HF) / radar products. This product group includes antennas, support products, electronic equipment and systems engineering for applications in the consumer, enterprise and government/military markets.

Andrew is an OEM manufacturer of consumer DTH antennas and associated outdoor electronics for the world’s leading satellite television companies. Custom designed for specific satellite broadcast service platforms, these antenna systems range in size from 18” to 39” in diameter, and are capable of receiving premium subscription television channels, local networks and high definition television.

Satellite communications plays an important role in “last mile” connectivity of services for the enterprise markets. Andrew manufactures a comprehensive line of VSAT antennas, outdoor electronics and installation accessories that are used in private networks to provide the air interface for bi-directional broadband internet access, video, voice and data services to corporations, small-medium enterprises and individual end-users. These antennas, ranging in size from three to eight feet, can often be seen on the top of gas stations, banks and office buildings.

The larger ESA and turn-key systems engineering that Andrew provides to the marketplace compliments the DTH, VSAT and HF/radar hardware businesses as a complete RF solution. Used as mechanisms for uplink traffic management of broadcast and internet content, earth station antenna systems range in size from 12 feet to 29 feet in diameter and are designed as teleports, gateways and network hubs to transport information to and from satellites.

The HF and radar antenna products that Andrew provides have historically been in air traffic control, primary surveillance, signal and electronic intelligence, and military communications segments. These highly specialized products include a wide range of antenna systems for applications such as air traffic control radar antenna systems, weather radar systems, low and medium earth orbit satellite ground tracking systems for airborne and shipboard applications, troposcatter terrestrial microwave for long range military communications and HF communication systems that include Andrew’s line of GRANGER® HF antennas.

In November 2003, the company sold the assets of its broadcast antenna product line to Electronic Research Inc. (ERI). The company’s broadcast products were designed and manufactured primarily for television broadcast applications. The company’s broadcast products sales were approximately $20.1 million in fiscal 2003 and were included in the Satellite Communications Group sales. In October 2004, the company announced the discontinuation of the service and manufacture of its automotive multi-band product lines, which had revenues of approximately $5.2 million in fiscal 2005, and $29.0 million in fiscal 2004, and sold the remaining assets of its multi-band product lines to PCTEL Inc.

International Activities

Andrew’s international operations represent a substantial portion of its overall operating results and asset base. Principal manufacturing facilities outside the United States are located in Brazil, Canada, China, Czech Republic, Germany, India, Italy, Mexico, and Scotland. Most of Andrew’s plants ship to export markets.

During fiscal 2005, sales of products exported from the United States or manufactured abroad were $1,095 million or 56% of total sales compared with $983 million or 54% of total sales in fiscal 2004 and $611 million or 60% of total sales in fiscal 2003. Exports from the United States amounted to $72 million in fiscal 2005, $80 million in fiscal 2004, and $73 million in fiscal 2003.

Sales and income on a country-by-country basis can vary considerably year to year. Further information on Andrew’s international operations is contained in Note 13, Segment and Geographic Information, of the Notes to Consolidated Financial Statements.

Andrew’s international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, expropriation or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets, as well as its political risk insurance, mitigate some of these risks.

Marketing and Distribution

Andrew’s worldwide sales organization is separated into groups that support worldwide OEM customers and regional operator customers. Andrew supports major OEMs with dedicated global account teams focused solely on each OEM. The teams are responsible for all activity with these customers, including global coordination of the company’s relationship with the OEM. The operator and local OEM sales force is organized by region, with teams divided between the Americas, EMEA (Europe, Middle East, and Africa), Asia Pacific, and China. These regional teams are responsible for all accounts in the region, including the local offices of the worldwide OEMs, local OEMs, operators, and distributors.

Andrew’s satellite communications sales organization promotes the company’s products to service providers, system integrators, SatCom OEMs and end users for broadcast, broadband, data and voice applications of satellite communications technology. This sales force is organized under three geographic areas: Americas, EMEA and Asia Pacific.

Andrew’s sales force is responsible for relationship management and has a broad range of knowledge of Andrew’s entire product line. Sales teams are trained to sell all of the company’s products and are familiar with the company’s vast array of technical and physical resources that may be leveraged to solve customer’s problems. For example, when greater product knowledge is needed, the sales teams introduce systems engineers, who work together to satisfy customer needs.

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

Major Customers

The company’s largest customers are OEMs and wireless service providers. In fiscal 2005, aggregate sales to the ten largest customers accounted for 54% of total consolidated sales compared to 55% in 2004 and 49% in 2003. Sales to Cingular Wireless totaled $219.6 million or 11% of the company’s total sales in fiscal 2005. Sales to Lucent Technologies were $249.4 million or 14% in 2004 and $165.4 million or 16% in 2003. In 2005, the top 25 customers accounted for 69% of total sales.

Manufacturing Locations

Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. In addition, the company utilizes contract manufacturers for certain base station subsystems products. Manufacturing facilities are located worldwide, sharing a company-wide commitment to quality and continuous improvement. Andrew has worked to ensure that its manufacturing processes and systems are based on the quality model developed by the International Organization for Standardization (ISO), and that identical management guidelines are used at different Andrew locations to produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. To date, 40 Andrew manufacturing and distribution locations have received ISO 9000 certification, the most widely recognized standard for quality management.

Andrew’s major manufacturing facilities are as follows:

North America:    Orland Park, IL is Andrew’s principal manufacturing facility in the U.S. and is also the location of corporate headquarters. The Orland Park facility manufactures HELIAX® coaxial cable, connectors, cable assemblies, microwave transmission lines, air dielectric cable, CATV cable, and RADIAX® radiating cables. On August 29, 2005 the company entered into a contract to sell its Orland Park, IL manufacturing facility and corporate headquarters. Andrew anticipates that the sale will result in cash proceeds of approximately $26 million and expects to record a one-time pre-tax gain of approximately $17 million before relocation expenses. This transaction is expected to close in two phases over approximately an eighteen-month period, and approximately 50% of the expected gain would be recorded in each of fiscal 2006 and 2007. The company’s corporate headquarters will relocate to a leased facility in Westchester, IL during the second quarter of fiscal 2006. The company also plans to construct a state-of-the-art manufacturing and office facility in Joliet, IL, and expects construction to be completed in 2007. Relocation and related expenses are expected to range from $10 million to $12 million.

Other U.S. manufacturing facilities include: Forest, Virginia (geolocation systems, power amplifiers), Amesbury, Massachusetts (filters), Smithfield, North Carolina (DTH, VSAT antennas), and Euless, Texas a steel components manufacturing facility. In addition the company operates the following non-U.S. manufacturing facilities in North America: Whitby, Canada (cable assemblies, earth station antennas (ESA) and government antennas), Nogales, Mexico (pressurization equipment, cable assemblies, accessories and components) and Reynosa, Mexico, which was opened in 2003 for the manufacture of microwave, ESA and base station antennas.

Asia Pacific:    The Suzhou, China facility manufactures HELIAX® coaxial cable, RADIAX® cable, connectors, accessories, cable assemblies, filters, and base station antennas. The company also operates a filter manufacturing facility in Shenzhen, China. In 2004, the company acquired a manufacturing facility in Yantai, China that manufactures drop cable for the cable television market. Power amplifier products are supplied by a third-party contract manufacturer in China. The company’s facility in Goa, India manufactures HELIAX® coaxial cable, connectors, accessories, and cable assemblies.

Europe:    The Lochgelly, Scotland facility manufactures HELIAX® coaxial cable, RADIAX® cable, elliptical waveguide, connectors, and accessories. The company’s facility in Brno, Czech Republic manufactures cable assemblies, flexible waveguide, and terrestrial microwave antennas. The company also operates significant facilities in Agrate and Capriate, Italy (filters), Buchdorf, Germany (repeaters and other wireless innovation products), and Faenza, Italy (fiber optic and in-building coverage systems).

South America:    Andrew’s Sorocaba, Brazil facility provides Andrew products for the Central and South American markets. This facility manufactures HELIAX® coaxial cable, connectors, accessories, cable assemblies, elliptical waveguide, base station antennas, and terrestrial microwave products.

Raw Materials and Components

The company’s products are manufactured from both standard components and parts that are built to the company’s specifications by other manufacturers. The company uses various raw materials such as copper, aluminum and plastics in the manufacture of its products. Copper, which is used to manufacture coaxial cable, represents a significant portion of the company’s costs and, as a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has negotiated copper purchase contracts with various suppliers to purchase approximately 70% of its forecasted copper requirements for fiscal year 2006. As of October 6, 2005, the company had contracts to purchase 44.3 million pounds of copper for $68.8 million. Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

Some of the company’s products include specialized components manufactured by suppliers. Andrew is dependent upon sole suppliers for certain key components for its power amplifier operations. If these sources were not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact the company’s results of operations until another qualified supplier is found. The company believes that its supply contracts and this supplier’s contingency plans mitigate some of this risk.

Research and Development

Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 2005, 2004 and 2003 Andrew spent $107.9 million, $110.2 million and $84.2 million, respectively, on research and development activities. A substantial amount of the 2005, 2004 and 2003 activities was focused on base station subsystems products.

Intellectual Property and Intangible Assets

As of September 30, 2005, the company had $56.8 million of intangible assets, net of accumulated amortization, consisting of patents, technology, supply agreements and various other intangible assets that the company has acquired through acquisitions. A significant portion of these intangible assets relate to patents, patent applications and related technology acquired with the 2002 Celiant and 2003 Allen Telecom acquisitions. Andrew’s internally developed intangible assets, such as patents, are not recorded on the balance sheet. Andrew holds approximately 850 active patents, expiring at various times between 2005 and 2028. Andrew attempts to obtain patent protection for significant developments whenever possible. Andrew believes that, while patents and other intangible assets in the aggregate are valuable to the company’s business, the company is not materially dependent on any one individual patent or intangible asset.

Competition

The company believes that it is the leading global supplier of communications products and systems to the wireless subsystem infrastructure market. The company has the ability to provide total customer solutions, including virtually all components of a wireless base station that are outsourced by OEMs and wireless service providers. This allows the company to better meet the performance and cost efficiency requirements of its customers who benefit from the availability of a single source for all of their wireless infrastructure needs. The company also believes that it differentiates itself by offering superior product quality, service and continual technological enhancement. While the company believes that few of its competitors can match its complete product offering, the company faces several strong competitors that compete with a significant portion of the company’s total product offering. In addition, there are a number of small independent companies that compete with portions of the company’s product lines.

Representative competitors in the company’s five primary product groups are as follows:

Product Group	Representative Competitors

Antenna and Cable Products	RFS, NK, Huber + Suhner, Eupen, CommScope and Amphenol
Base Station Subsystems	Powerwave, RFS and Filtronic
Satellite Communications	General Dynamics, SE Patriot, Acer, ProBand, Winegard and NJRC
Network Solutions	True Position, Qualcomm, Agilent Technologies and Comarco
Wireless Innovations	Powerwave, LGC Wireless, Comba Telecom and RFS

Backlog and Seasonality

The company’s backlog of orders believed to be firm and due to ship within the next year and beyond was $277.9 million and $300.9 million in 2005 and 2004, respectively. Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, the company can experience wide quarterly fluctuations in sales and income. These variations are expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

Environment

Andrew is committed to demonstrating the highest standard of global environmental management and achieving environmental best practices. Nine locations have been awarded certifications for ISO 14001, an international standard for environmental management systems. The company is committed to the continual improvement of its environmental management system and practices, including resource conservation and pollution prevention. Andrew engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment. Compliance with such laws and regulations does not currently have a significant effect on the company’s capital expenditures, earnings, or competitive position. Andrew is also making preparations to comply with European Union Directive EuP 2005/32/EC (governing the design of energy-using products), RoHS 2002/95/EC (restriction of the use of certain hazardous substances), and with the material declaration requirements imposed by WEEE 2002/96/EC (waste of electrical and electronic equipment). The company has no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on its financial condition.

Employees

At September 30, 2005, Andrew had 11,318 employees, 3,338 of whom were located in the United States. Of these 11,318 employees, 1,669 employees were temporary workers, 794 of whom were located in the United States. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations. From a global, company-wide perspective, we believe our relationship with our employees is good. Based on our experience, periods of labor unrest or work stoppage have not caused a material impact on our operations or results.

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

Item 1A.  Risk Factors

Safe Harbor for Forward-Looking Statements. We have made forward-looking statements in this annual report including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements.” In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the company. Although we have based these statements on the beliefs and assumptions of our management and on information currently available to them, they are subject to risks and uncertainties. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified by reference to the discussion below of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

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

Over the last three years we have completed several acquisitions and may continue to make acquisitions in the future. We believe that these acquisitions provide strategic growth opportunities for the company. Our failure to meet the challenges involved in successfully integrating acquisitions or to otherwise realize the anticipated benefits of acquisitions could adversely affect our results of operations. Realizing the benefits of acquisitions will depend on our ability to successfully integrate acquisitions with our existing operations. Our inability to successfully integrate operations in a timely manner may result in the company not realizing the anticipated benefits or synergies of these acquisitions. The integration of companies is a complex, time-consuming and expensive process that could significantly disrupt our business. The anticipated benefits and synergies of acquisitions are based on projections and assumptions, not actual experience, and assume a successful integration. In addition, the company’s ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations or implement workforce reductions and by risks relating to potential unknown liabilities. The challenges involved in successfully integrating acquisitions include: consolidating and rationalizing information systems and manufacturing operations, combining product offerings, coordinating and rationalizing research and development activities, preserving distribution, marketing or other important relationships, maintaining employee morale and retaining key employees, and coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

Deterioration of the wireless infrastructure industry could lead to reductions in capital spending budgets by wireless operators and original equipment manufacturers, which could adversely affect our revenues, gross margins and income. Our revenues and gross margins will depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and original equipment manufacturers caused by an economic downturn could lead to a softening in demand for our products and services, which could result in a decrease in revenues and earnings.

The telecommunications industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge. This consolidation could result in delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Delays or reductions in wireless infrastructure spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations, prospects and stock price.

Because we depend on several large customers for a significant portion of our revenues, sales, operating margins and income would be adversely affected by any disruption of our relationship with these customers or any material adverse change in their businesses. We depend on several large OEMs and wireless service providers for a significant portion of our business. In 2005, the top 25 customers accounted for 69% of sales. The most significant of these customers are Cingular Wireless and Lucent Technologies. Cingular Wireless was the only customer that accounted for more than 10% of sales in 2005. Any disruption in our relationships with our major customers, including any adverse modification of our supply agreements with them or the unwillingness or inability of them to perform their obligations under supply agreements, would adversely affect our sales, operating margins and income. In addition, any material adverse change in the financial condition of any of our major customers would have similar adverse effects.

Continuing and future sales opportunities for our geolocation products and services are uncertain, and if we cannot develop such opportunities, our sales and income will be reduced. The Federal Communications Commission has promulgated regulations requiring wireless communications carriers to provide caller location information for wireless 911 calls. The systems by which this location information is supplied are often described as “E-911 solutions.” The company offers network-based geolocation products and services that enable carriers to effectively implement network-based E-911 solutions. Changes in technology and regulations, or our inability to meet customers’ evolving requirements, could affect our ability to develop continuing and future sales opportunities for network-based geolocation products and services. In addition, the company’s historically largest customer for geolocation products has been AT&T Wireless, which was acquired by Cingular Wireless in October 2004. Cingular Wireless has historically used a competitor’s geolocation products and has informed the company that it will purchase the competitors’ product for Cingular’s network, including the network acquired from AT&T Wireless. As such, the company’s sales will be adversely impacted if we cannot develop sales opportunities to offset the expected decreased demand for geolocation products, continue to meet customer requirements, or successfully market our products.

Our revenues and selling, general and administrative expenses may suffer if we cannot continue to enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights. We generally rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not provide competitive advantages, which could significantly harm our business. Also, because of the rapid pace of technological change in the wireless industry, a portion of our business and our products may rely on key technologies developed by third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or business are infringing upon third parties’ intellectual property rights, the claims can be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our sales, operating margins and income could suffer.

A substantial portion of our manufacturing capacity and business activity is outside the United States. Conducting business in international markets involves risks and uncertainties such as foreign exchange rate exposure and political and economic instability that could lead to reduced international sales and reduced profitability associated with such sales, which would reduce our sales and income. A significant portion of our sales are outside the United States. We anticipate that international sales will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion. Identifiable foreign exchange rate exposures result primarily from currency fluctuations, accounts receivable from customer sales, the anticipated purchase of products from affiliates and third-party suppliers and the repayment of inter-company loans denominated in foreign currencies with our foreign subsidiaries.

International business risks also include political and economic instability, tariffs and other trade barriers, longer customer payment cycles, burdensome taxes, restrictions on the repatriation of earnings, expropriation or requirements of local or shared ownership, compliance with local laws and regulations, terrorist attacks, developing legal systems, reduced protection of intellectual property rights in some countries, cultural and language differences, difficulties in managing and staffing operations and difficulties maintaining good employee relations. We believe that international risks and uncertainties could lead to reduced international sales and reduced profitability associated with such sales, which would reduce our sales and income.

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

If we cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our revenues may suffer. The process of developing new wireless technology products and services is complex and uncertain, and failure to anticipate customers’ changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our investments will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, product mix and configurations that meet customer requirements, which we may not be able to do successfully.

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

If we cannot continue to attract and retain highly-qualified people, our revenues, gross margin and income may suffer. We believe that our future success significantly depends on our ability to attract, motivate and retain highly qualified management, technical and marketing personnel. The competition for these individuals is intense. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract, motivate and retain qualified employees. We believe our inability to do so could negatively impact the demand for our products and services and consequently our financial condition and operating results.

Our costs and business prospects may be affected by increased government regulation, a factor which is largely beyond our control. We are not directly regulated in the United States, but many of our U.S. customers and the telecommunications industry generally are subject to Federal Communications Commission regulation. In overseas markets, there are generally similar governmental agencies that regulate our customers. We believe that regulatory changes could have a significant negative effect on our business and operating results by restricting our customers’ development efforts, making current products obsolete or increasing competition. Our customers must obtain regulatory approvals to operate certain of our products. Any failure or delay by any of our customers to obtain these approvals would adversely impact our ability to sell our products. The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation or postponement of the deployment of new technologies. These delays could have a material adverse effect on our revenues, gross margins and income.

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

Beginning in 2003, the Sarbanes-Oxley Act of 2002 (“the Act”) has required the company to comply with numerous provisions focused on upgraded disclosures and corporate governance, increasing the company’s cost and complexity of being a public company. Beginning in 2005, Section 404 of the Act required that the company include an internal control report of management in its annual report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. The company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. In 2005, two material weaknesses in internal control over financial reporting were identified as described in Management’s Report on Internal Control over Financial Reporting. Management has established procedures to remediate these material weaknesses and the company devotes significant resources maintaining its system of internal controls. We believe the inability to implement and maintain adequate internal controls and to comply with Section 404 of the Sarbanes-Oxley Act in future periods could negatively impact investor confidence and the company’s stock price.

We plan to move our Orland Park, Illinois corporate headquarters and manufacturing facility. On August 29, 2005, we entered into a contract to sell our Orland Park, IL manufacturing and corporate headquarters site for approximately $26 million. This transaction is expected to close in two phases over approximately an eighteen-month period. We will relocate our corporate headquarters to a leased facility in Westchester, IL during the second quarter of fiscal 2006. We also plan to construct a state-of-the-art manufacturing and office facility in Joliet, IL., and expect construction to be completed in 2007. In order to avoid customer-related disruptions, the company will have a detailed plan to transition administrative and manufacturing operations to these new facilities. However, due to the scope and nature of the move, customer shipments could be affected, which could have an adverse financial result.

The Chinese government could delay issuance of anticipated new wireless network licenses. The Chinese government is planning to issue licenses for its next generation wireless network. The new Chinese network will become the technical standard with which wireless infrastructure will be designed, manufactured and deployed in China. It is anticipated that these licenses will be issued during calendar year 2006. Additionally, we anticipate an increase in wireless infrastructure spending associated with the buildout of the anticipated, new network. Significant delays of license issuance could adversely affect the company’s financial results.

Compliance with European Union environmental directives could be difficult and costly for the company. The European Union has issued directives governing the design of energy-using products, the restriction of the use of certain hazardous substances and the waste (disposal) of electrical and electronic equipment. These directives require companies to change the way they design, manufacture, track and bring new products into the market. Certain products we manufacture and distribute throughout the European Union will need to comply with these directives. If we are not able to comply with these directives, customer shipments and financial results may be adversely affected.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Andrew’s primary facilities are manufacturing and distribution centers of which there are over forty locations worldwide. Additionally, the company maintains over sixty sales, engineering, and operating offices worldwide. Andrew’s corporate headquarters are located at the Orland Park, Illinois facility. All properties are in good condition and are suitable for the purposes for which they are used. All facilities are in operation, with the exception of the Addison, Illinois facility, which the company anticipates subleasing in 2006 as well as the 87,000 square foot Yantai, China facility, which the company anticipates selling. The following table shows the company’s significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet	Principal Segment
Smithfield, North Carolina	Leased	738,000	Satellite Communications
Orland Park, Illinois	Owned	591,000	Antenna and Cable Products
Addison, Illinois	Leased	201,000	Base Station Subsystems
College Park, Georgia	Leased	103,000	Antenna and Cable Products
Richardson, Texas	Owned	100,000	Antenna and Cable Products
Warren, New Jersey	Leased	93,000	Base Station Subsystems
Euless, Texas	Leased	84,000	Antenna and Cable Products
McAllen, Texas	Leased	80,000	Antenna and Cable Products
Amesbury, Massachusetts	Leased	78,000	Base Station Subsystems
Forest, Virginia	Owned	75,000	Network Solutions
Chesire, Connecticut	Leased	69,000	Antenna and Cable Products
Ashburn, Virginia	Leased	67,000	Network Solutions

U.S. subtotal		2,279,000

Suzhou, China	Owned	268,000	Antenna and Cable Products
Shenzhen, China	Leased	191,000	Base Station Subsystems
Yantai, China	Owned	182,000	Antenna and Cable Products
Reynosa, Mexico	Owned	166,000	Antenna and Cable Products
Brno, Czech Republic	Leased	150,000	Antenna and Cable Products
Goa, India	Leased	147,000	Antenna and Cable Products
Sorocaba, Sao Paulo, Brazil	Owned	147,000	Antenna and Cable Products
Lochgelly, Fife, United Kingdom	Owned	132,000	Antenna and Cable Products
Reynosa, Mexico	Owned	113,000	Antenna and Cable Products
Buchdorf, Germany	Owned	109,000	Wireless Innovations
Whitby, Ontario, Canada	Owned	94,000	Satellite Communications
Yantai, China	Owned	87,000	Antenna and Cable Products
Capriate, Italy	Leased	75,000	Base Station Subsystems
Campbellfield, Victoria, Australia	Leased	75,000	Antenna and Cable Products
Nogales, Mexico	Leased	66,000	Antenna and Cable Products
Agrate, Italy	Owned	64,000	Base Station Subsystems

Non-U.S. subtotal		2,066,000

TOTAL		4,345,000

Andrew owns approximately 400 acres of land. Generally, the company’s manufacturing and distribution facilities are located on this land. Of this total, approximately 213 acres are unimproved, including 98 acres in Ashburn, Canada, used for operations of the Whitby, Canada facility.

Item 3.  Legal Proceedings

Information concerning this item is included in Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters that required a vote of security holders during the three months ended September 30, 2005.

Additional Item—Corporate Officers of the Registrant

The following information relates to the executive officers of the company.

JOHN E. DESANA, 56, group president, antenna and cable products, joined Andrew in March 1991 as operations manager, HELIAX® cable products, and became vice president, HELIAX® cable and accessories, in November 1996. Prior to joining Andrew, he was employed by Litton Industries and Belden Wire and Cable. He graduated from Xavier University with a Bachelor of Arts in economics.

JOHN R.D. DICKSON, 50, vice president, global information systems since 1996, joined Andrew in 1975 and has held numerous management positions in engineering, business development, marketing and business unit management. He holds a Higher National Diploma (HND) in physics from Napier University, Edinburgh, Scotland.

RALPH E. FAISON, 47, president and chief executive officer, joined Andrew in June 2002 as president and chief operating officer. He was formerly president and chief executive officer of Celiant Corporation since June 2001. Prior to joining Celiant, he was vice president of New Ventures Group at Lucent Technologies from 1997. Previously, he was vice president of advertising and brand management at Lucent. Prior to Lucent, he held various positions at AT&T, including vice president and general manager of AT&T’s wireless business unit and manufacturing vice president for its consumer products unit in Bangkok, Thailand. He holds a Bachelor of Science (BS) in marketing from Georgia State University and a MS in management from Stanford University. He is a member of the board of directors of Andrew Corporation and NETGEAR, Inc.

TERRY N. GARNER, 56, group president, network solutions, served as president of Grayson Wireless, a division of Allen Telecom, Inc., since 1986. Prior to founding Grayson Wireless, he spent fifteen years with General Electric Mobile Communications in Lynchburg, Virginia. He graduated with a BSEE from Louisiana State University.

M. JEFFREY GITTELMAN, 57, vice president and treasurer, joined Andrew in 1992. Previously, he was vice president and treasurer of Holnam Inc. and assistant treasurer of Storage Technology Corporation. He holds a Bachelor of Business Administration (BBA) in finance from Hofstra University and a Master of Business Administration (MBA) from Adelphi University. He is a member of the National Association of Corporate Treasurers organization.

DANIEL J. HARTNETT, 49, vice president, tax, joined Andrew in April 1997 as director of tax and was elected vice president in July 2003. Prior to joining Andrew, he was employed by Sara Lee Corporation and the public accounting firm of Touche Ross. He holds a Juris Doctorate (JD) and Master of Science and Tax (MST) from DePaul University and a BS from Northern Illinois University. He is a member of the Illinois Bar, the American Institute of Certified Public Accountants (AICPA) and Tax Executives Institute.

J.C. HUANG, 47, chief technology and strategy officer and head of corporate development, joined Andrew in August 2003. He has over twenty years’ experience in diverse roles in the wireless industry. Prior to Andrew, he was a managing director and general partner with Ericsson Venture Partners and a director of Wireless Ventures with Lucent New Ventures Group. In his six years as a venture capitalist, he co-founded, funded or served as board member of several start-ups in the wireless industry. Previously, he was a management consultant with McKinsey & Co. and a principal scientist and program manager at Raytheon. He holds a BA in physics from Swarthmore College, a PhD in applied physics from Cornell University and a MBA in finance from the Wharton School.

ROBERT J. HUDZIK, 56, group president, wireless innovations, joined Andrew in July 1996. He previously held the positions of vice president, corporate development and vice president, business development for Andrew. Prior to joining Andrew, he was director, marketing and sales, network services for PTT Telecom (now KPN) in the Netherlands from 1994 until 1996. Prior to PTT Telecom, he was vice president, marketing for Ameritech Services from 1990 to 1994 and held various other marketing, operations and engineering positions for Ameritech from 1970 to 1990. He holds a BSEE from the University of Illinois at Urbana and a MBA from the University of Chicago.

MARTY R. KITTRELL, 48, appointed chief financial officer in October 2003, joined Andrew in June 2002 as vice president, strategic planning. He was formerly vice president and chief financial officer of Celiant Corporation. Between 1997 and 2000, he held various executive positions at BlueStar Battery Systems International, Worldtex, Inc. and Enfinity Corporation. Prior to that, he was vice president and chief financial officer from 1989 to 1997 of Exide Electronics Group, Inc. He holds a BS in accounting from Lipscomb University. He is a CPA, member of Financial Executives International (FEI), National Investor Relations Institute and AICPA.

JAMES L. LEPORTE III, 51, vice president, sales operations, joined Andrew in July 2003. He was formerly vice president, finance of Allen Telecom Inc. since 1999. Prior to 1999, he was vice president, treasurer and controller from 1995 to 1999 and vice president and controller from 1990 to 1995 at Allen and he also held several managerial positions with Allen Telecom from 1981 to 1990. Prior to Allen, he was employed by General Electric Company where he held various financial management positions and graduated from GE’s financial management program. He holds a BA in economics from Hamilton College.

FRED H. LIETZ, 50, vice president, procurement, joined Andrew in December 2000 from the consumer goods industry where he was employed by Philips in Europe and later by Whirlpool Corporation in the US. He holds a degree in business administration from IHK, Stuttgart, Germany.

ROGER J. MANKA, 43, group president, worldwide sales, joined Andrew in January 2004 from Commworks, a 3Com company, where he was vice president of worldwide sales. He has nearly 20 years experience in selling systems, products and services in the wireless, wireline, voice applications and packet infrastructure markets. Prior to Commworks he was vice president carrier business sales at 3Com, Inc. He holds a BS in marketing from the University of Illinois at Chicago.

CARLETON (MICKEY) MILLER, 42, group president, base station subsystems, joined Andrew in June 2004. He came to Andrew from Tyco, where he was vice president of Tyco Electronics Power Systems. Prior to joining Tyco, he was vice president of telecom sales for Alpha Technologies, vice president of OEM sales for General Signal Best Power Division, and held various leadership positions at AT&T Microelectronics. He holds a MBA in finance and marketing from Rockhurst College, studied finance at the London Business School and holds a BS in industrial engineering from the University of Missouri.

MARK A. OLSON, 47, vice president, corporate controller and chief accounting officer, joined Andrew in 1993 as group controller. He was named corporate controller in 1998, vice president and corporate controller in 2000 and chief accounting officer in 2003. Prior to joining the company, he was employed by Nortel and Johnson & Johnson. He received a BA in Accounting and Spanish from Lewis University and a MBA from DePaul University. He is a CPA and a member of the AICPA and the Illinois CPA Society.

JUDE PANETTA, 45, group president, satellite communications, joined Andrew in June 2002 as vice president of operations for the RF power amplifier group. He was formerly vice president of engineering and operations of Celiant Corporation since June 2001. Prior to joining Celiant, he was vice president of operations for Adtran. He has held other executive and managerial positions in operations and engineering for Exide Electronics and GE. He is a graduate of GE’s Manufacturing Management Program. He holds a Bachelor of Science (BS) in mechanical engineering from the University of Virginia.

JAMES F. PETELLE, 54, vice president, law and secretary, joined Andrew as secretary and general attorney in 1990. He was elected vice president in February 2000. Before joining Andrew, he was senior attorney with A. B. Dick Company. He holds a BA in psychology from the University of Notre Dame and a JD from the University of Michigan.

KAREN A. QUINN-QUINTIN, 47, vice president and chief human resources officer, joined Andrew in July 2003. She has over 20 years’ experience in human resources, most recently as vice president, human resources for Textron Industrial Products. Prior to joining Textron, she worked for Johnson & Higgins, Sheaffer Eaton and Massachusetts Mutual Life Insurance Company, holding positions in benefits, compensation and group pensions. She has completed Advanced Management Programs at both Harvard and Wharton and holds a BA in criminal justice and political science from Stonehill College.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Andrew’s common stock is traded on the National NASDAQ Market under the symbol ANDW.

Andrew had 4,080 holders of common stock of record at December 7, 2005.

Information concerning the company’s stock price during the years ended September 30, 2005 and 2004 is included in Note 14, Selected Quarterly Financial Information (Unaudited), of the Notes to Consolidated Financial Statements. All prices represent high and low daily closing prices as reported by NASDAQ.

It is the present practice of Andrew’s Board of Directors to retain earnings in the business to finance the company’s operations and investments, and the company does not anticipate payment of cash dividends on common stock in the foreseeable future.

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of September 30, 2005 the company had repurchased approximately 18.6 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. Included in the 18.6 million shares repurchased are 1.6 million shares repurchased in the fourth quarter of 2005 for $18.2 million. No shares were repurchased during the first, second or third quarters of 2005.

The table below lists the company’s repurchases of shares of common stock during fiscal year 2005:

Fiscal Year 2005	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
August 1 to August 31	900,000	$11.28	900,000	12,089,568
September 1 to September 30	700,000	$11.92	700,000	11,389,568

Total	1,600,000		1,600,000

Item 6.  Selected Financial Data

Andrew Corporation

Five-Year Financial Highlights Summary

(in thousands, except per share data)

	2005	2004[1] (Restated)	2003[1,2] (Restated)	2002[2]	2001
Sales	$1,961,234	$1,828,362	$1,011,741	$864,801	$935,276
Gross profit	436,788	443,275	272,262	237,708	309,909
Income from continuing operations before income taxes[4]	63,179	42,302	20,633	13,070[3]	101,392
Income from continuing operations	38,858	28,897	17,041	10,492[3]	68,948

Net income (loss)
Net income (loss)	38,858	28,897	13,857	(26,379)[3]	61,622
Preferred stock dividends	232	707	6,459	—	—
Net income (loss) available to common shareholders	38,626	28,190	7,398	(26,379)[3]	61,622
Basic and diluted income from continuing operations	$0.24	$0.18	$0.10	$0.12[3]	$0.85
Basic and diluted loss from discontinued operations	$—	$—	$(0.03)	$(0.42)[3]	$(0.09)
Basic and diluted net income (loss) per share	$0.24	$0.18	$0.07	$(0.30)[3]	$0.76

Current assets	$1,076,857	$992,888	$894,389	$477,183	$555,510
Goodwill and intangible assets, less amortization	918,836	928,871	910,529[5]	443,639[5]	44,782
Total assets	2,311,027	2,239,715	2,074,235	1,123,666	857,732
Current liabilities	435,616	383,360	276,623	236,570	179,428
Long-term obligations	324,859	339,232	375,305[6]	41,852	77,654
Total equity	$1,550,552	$1,517,123[8]	$1,422,307[7,8]	$845,244[7]	$600,650

1.	The results for 2003 and subsequent years include the July 2003 acquisition of Allen Telecom, which also resulted in the increase in sales in 2004.
2.	The results for 2002 and subsequent years include the June 2002 acquisition of Celiant, which also resulted in the increase in sales in 2003.
3.	In 2002 the company recognized restructuring charges of $36.0 million pre-tax and $25.2 million after-tax. Also included in 2002 is an after-tax loss on the disposal of discontinued operations of $26.4 million.
4.	Pre-tax amortization expense of intangible assets included in 2005, 2004, 2003 and 2002 was $22.1 million, $37.6 million, $19.0 million, and $5.1 million respectively. Prior to 2002 amortization of intangible assets was immaterial.
5.	The increase in goodwill and intangible assets in 2002 was primarily due to the Celiant acquisition and the increase in 2003 was primarily due to the Allen Telecom acquisition.
6.	Long term obligations increased in 2003 primarily due to the company issuing $240.0 million of convertible subordinated notes.
7.	The 2002 increase in equity was primarily due to 16.3 million shares of common stock issued in the Celiant acquisition. The 2003 increase in equity was primarily due to 55.2 million shares of common stock issued in the Allen Telecom acquisition.
8.	Total equity includes redeemable convertible preferred stock of $9.2 million in 2003 and $6.0 million 2004.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatements

On December 13, 2005, the Audit Committee of the Board of Directors of the company and management of the company concluded that the company’s financial statements for the fiscal years ended September 30, 2004 and 2003 and for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, will be restated and such financial statements should no longer be relied upon.

The restatements cover three primary areas. First, the company previously reported two operating segments—Wireless Infrastructure and Satellite Communications. Following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in five operating segments—Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications—commencing with the financial statements for the fiscal year ended September 30, 2005. The company’s segment disclosure included in Notes 13, Segment and Geographic Information, and 14, Selected Quarterly Financial Information of the Notes to the Consolidated Financial Statements reflects the revised reportable segments for all periods presented. In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the revised reportable segments for all periods presented.

Second, revenues for fiscal 2003 and 2004 have been restated based on an analysis the company completed of a contract for the sale of geolocation products acquired from Allen Telecom in 2003. Management determined that SOP 97-2, Software Revenue Recognition, should have been applied since the inception of this contract in 2001, that revenue for certain services that had been completed as of the 2003 acquisition date should have been recognized by Allen Telecom, and that revenue for certain post-acquisition services should have been recognized in earlier periods as performed. The company’s disclosure included in Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements reflects the impact of this restatement on the company’s reported results for fiscal 2003 and 2004. In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement for all periods presented.

Finally, a $19.8 million product recall charge originally recorded by the company in the second quarter of fiscal 2005 has been restated to the first quarter of fiscal 2005, as management has concluded that the conditions which gave rise to the charge existed as of December 31, 2004. The company’s disclosure included in Note 14, Selected Quarterly Financial Information, of the Notes to the Consolidated Financial Statements reflects the impact of this restatement on the company’s reported results for the first and second quarters of fiscal 2005.

Sales for 2005 were $1.96 billion, up 7%, or $133 million, from 2004. The sales increase was driven by a 12%, or $202 million, increase in sales to the wireless infrastructure market partially offset by a 33%, or $69 million, decrease in satellite communications sales. Sales in 2004 were $1.83 billion, up 81% or $817 million, compared to 2003, due primarily to the full year impact of the 2003 acquisition of Allen Telecom and strong growth in wireless infrastructure sales. Wireless infrastructure capital investment grew significantly in 2004 and continued to grow moderately in 2005. The fundamental drivers of wireless infrastructure growth include increased minutes of usage, increased use of data applications and the global growth of wireless subscribers have continued to drive capital investment in wireless networks.

Overview

Over the last three years the company’s product offering has evolved and Andrew has developed from primarily a passive component subsystem supplier into a full-system integrated product supplier. With this change in product offering Andrew’s gross profit margins have decreased over the last three years. Gross profit margins decreased from 26.9% in 2003 to 24.2% in 2004 due principally to changing product mix, changing market conditions and start-up costs associated with new manufacturing facilities. Despite significant improvements from new manufacturing facilities and other cost reduction programs, the gross profit percentage declined to 22.3% in 2005 due primarily to higher commodity costs and higher warranty costs.

Operating expense as a percentage of sales has declined over the last three years. Research and development, and sales and administrative costs have declined as a percentage of sales from 23% in 2003 to 18% in 2004 and 17% in 2005. Andrew believes it will be able to further lower operating costs as a percentage of sales by continuing to leverage its global operations and shared services operating model. Increased sales and operating efficiencies helped to offset lower gross margins, as diluted earnings per share increased from $0.07 in 2003, to $0.18 in 2004 and $0.24 in 2005.

In 2005, the company aligned its product groups, internal reporting structure and management reporting into five operating segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131 Disclosures about Segments of an Enterprise and Related Information. These five product groups (Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications) are now managed as separate reportable segments. Sales for Andrew’s five operating segments for the last three fiscal years were as follows:

Sales by Segment

(Dollars in millions)	2005	change	2004	change	2003	change
Antenna and Cable Products	$1,050	28%	$823	36%	$606	(7%)
Base Station Subsystems	446	(10%)	498	109%	238	148%
Network Solutions	157	(10%)	175	327%	41	na
Wireless Innovations	168	37%	123	193%	42	83%
Satellite Communications	140	(33%)	209	146%	85	(8%)
Total Sales	$1,961	7%	$1,828	81%	$1,012	17%

In 2005, Antenna and Cable Products sales were $1,050 million, an increase of 28% from 2004, due to growth in all geographic markets. The largest increase was in North America due to the acquisition of ATC Tower Services, and growth in base station coaxial cable supporting network upgrades and expansion. In the first quarter of 2005, Andrew acquired ATC Tower Services, Inc. a division of American Tower Corporation that provides cell site installation services to wireless operators in North America. This new construction services business allows Andrew to offer a more complete product offering and serves as an additional distribution channel. Further growth in Antenna and Cable Products sales was also due to growth in emerging markets, especially India and Eastern Europe. In 2004, Antenna and Cable Products sales increased 36% due to strong global growth of wireless infrastructure investment and the impact of the Allen Telecom acquisition, which significantly increased the base station antenna product offering.

Base Station Subsystems sales were $446 million in 2005, down 10% from 2004, primarily due to lower power amplifier sales as a result of a decline in global CDMA network upgrades and expansion. This decline was partially offset by an increase in the company’s OEM customer base and new product offerings, including tower mounted amplifiers and multi-carrier power amplifiers. In 2004, Base Station Subsystems sales more then doubled due to the addition of Allen Telecom’s filter products and increased OEM sales to support network capacity and upgrades.

Network Solutions sales were $157 million in 2005, down 10% from 2004, due to an anticipated reduction of new geolocation hardware installations. In the third quarter 2005, Andrew was notified by Cingular Wireless that the combined company of AT&T Wireless and Cingular Wireless had chosen a competitive solution for future E-911 geolocation hardware. The company believes that this decision may have been influenced by acquisition-related factors, more so than technology or performance issues. The company anticipates that sales of geolocation products will continue to decline in fiscal 2006 when ongoing maintenance and support, Tier II and Tier III operators, and international opportunities are expected to account for the majority of geolocation product sales. Network Solutions sales increased over 300% in 2004 due to the Allen Telecom acquisition.

Wireless Innovations sales were $168 million in 2005, up 37% from 2004, due to increased demand for products that support greater coverage and dense urban distribution of RF (radio frequency) signals. Wireless Innovations sales increased 193% in 2004 due primarily to the full year impact of sales from the Allen Telecom acquisition. Andrew anticipates that demand for universal coverage combined with new 3G applications will continue to generate growth in Wireless Innovation sales.

Satellite Communications sales decreased 33% in 2005, as a result of lower sales to the consumer satellite market. In 2004, Andrew had significant sales to the consumer satellite market as a result of its first quarter 2004 acquisition of Channel Master LLC, a manufacturer of antenna-related products for the consumer satellite market.

The top 25 customers accounted for 69% of sales in both 2005 and 2004, and 65% of sales in 2003. In 2005, major OEMs accounted for 39% of sales. Cingular Wireless accounted for 11% of total sales and was the only customer that accounted for 10% or more of Andrew’s 2005 sales.

Sales by Major Geographic Region

(Dollars in millions)	2005	change	2004	change	2003	change
Americas	$1,077	4%	$1,033	89%	$546	(7%)
Europe, Middle East, Africa (EMEA)	631	17%	541	95%	279	46%
Asia Pacific	253	(1%)	254	36%	187	14%
Total Sales	$1,961	7%	$1,828	81%	$1,012	17%

Sales in the Americas were up 4% in 2005 due to modest growth in wireless infrastructure sales and Andrew’s new construction services business. Partially offsetting this growth was a significant decline in consumer broadband satellite sales and a decline in geolocation sales. In 2004, sales in the Americas increased 89% due to the Allen Telecom acquisition, strong wireless infrastructure sales and an increase in consumer satellite sales.

Sales to Europe, Middle East, Africa (EMEA) increased 17% in 2005 due to strong wireless infrastructure sales. The majority of EMEA sales are to the western European market, which has experienced two consecutive years of solid growth as operators continue to expand and upgrade their networks from 2G to 3G. In 2005, Andrew also experienced good growth in emerging markets of Russia and other eastern European countries. In 2004, EMEA sales increased 95% due to strong wireless infrastructure sales and the impact of the Allen Telecom acquisition.

Asia Pacific sales decreased 1% in 2005 due to a decline in sales in China, partially offset by continued growth in India. With the anticipation of the issuance of 3G licenses in 2006, Chinese operators slowed their investment in wireless infrastructure in 2005. With the planned issuance of Chinese 3G licenses, Andrew anticipates spending will resume in 2006. In 2005, the Asia-Pacific region, excluding China, grew 56% from fiscal 2004, due primarily to network expansion in India and Taiwan. Andrew has experienced two consecutive years of solid growth in India and believes this emerging market will continue to grow in the future.

Gross profit as a percentage of sales was 22.3% in 2005, 24.2% in 2004, and 26.9% in 2003. Two of the more significant factors driving this decrease were Andrew’s changing product mix and changing market factors. Over the last three years, Andrew’s gross profit percentages have changed as Andrew’s product offering has evolved from primarily passive components to complete system solutions including more active electronic components. Other major factors that have contributed to this decline are continued decreases in cable prices, higher commodity prices and higher warranty costs associated with the increase in active components. In the last three years, Andrew has seen significant fluctuations in new lower margin products and services, such as consumer satellite products and construction services, which have put downward pressure on gross profit percentages. In 2004, in addition to a major change in product mix, start-up costs for new manufacturing facilities in Mexico and the Czech Republic and the increase in consumer satellite product sales contributed to the decrease in gross profit margin. Despite significant improvements from new manufacturing facilities and other cost improvements, the gross profit margin decreased to 22.3% in 2005 primarily due to higher commodity costs, principally copper, and product recall costs. In 2005, Andrew used approximately 65 million pounds of copper and Andrew’s average cost per pound of copper used increased by approximately $0.50 over 2004, resulting in an increase in cost of products sold of approximately $32 million or 1.6% of sales. In addition, product recall costs associated with one of the company’s Base Station Subsystem products resulted in a charge of $17 million or 0.8% of sales.

Gross profit margins vary across Andrew’s operating segments. Generally, Network Solutions and Wireless Innovations gross profit percentages are above the corporate average. Both of these product groups saw slight positive margin improvement in 2005 and substantial growth in 2004 as a result of increased sales due to the Allen Telecom acquisition.

The Antenna and Cable Products margin rate also exceeds the corporate average, but has declined over the last three years due to competitive market conditions, higher raw material costs and changing product mix. Competitive market conditions have reduced average cable prices each of the last three years. Andrew uses commodities such as copper and petrochemicals in the manufacture of its cable products. The most significant of these commodities is copper and the price of copper has more than doubled over the last eighteen months. The company has taken steps to mitigate the impact of rising copper prices by increasing the amount of copper it has under forward purchase contacts. At the start of fiscal year 2006, Andrew had approximately 70% of its forecasted copper requirements for 2006 under contract at an average price of $1.55 per pound compared to the market price of approximately $2.00 per pound at the end of October 2005. Additionally, in the fourth quarter of 2005, the company raised its cable prices in an effort to partially offset higher copper prices. The company’s cable sales in international markets, as a percentage of total sales, has increased in both 2004 and 2005. This has negatively impacted the company’s overall gross margins as certain international wireless operators generally use smaller-diameter, lower margin cable in their networks. The acquisition of ATC Tower Services in the first quarter of 2005 also adversely impacted this segment’s gross margin rate.

Andrew’s Base Station Subsystems product group is comprised of active components such as filters and power amplifiers that carry a lower gross margin than the overall corporate average. Base Station Subsystem’s product margins declined in 2005 and 2004 primarily due to increased warranty and product recall costs. Andrew’s filter product margins declined in 2005 due to a change in filter product mix and costs associated with moving more of Andrew’s filter production to China. The company expects to see significant cost savings in the future as a result of moving the majority of its filter manufacturing and component sourcing to China in 2006.

The company’s lowest gross profit margin segment is Satellite Communications. The majority of the sales in this segment are lower margin consumer or DTH satellite products. This segment’s gross profit was positively impacted in 2005 by a decline in sales of lower margin DTH consumer satellite products.

Research and development expense was 5% of sales in 2005, 6% in 2004, and 8% of sales in 2003. Total research and development expense decreased 2% in 2005 due to Andrew’s efforts to rationalize and focus its research and development efforts. In 2004 research and development expense increased 31% primarily due to the Allen Telecom acquisition. The majority of the company’s research and development spending over the last three years has been focused on its active components, especially its base station subsystem products. Andrew has continued to invest heavily in the development of new products and more integrated product offerings. In the last year Andrew has introduced new and innovative products such as remote electrical tilt (RET) base station antennas, new tower mounted amplifier products and the company’s new OneBaseTM Cell Extender power amplifier product line.

Sales and administrative expense as a percentage of sales was 11% in 2005, 12% in 2004 and 15% in 2003. In 2005, sales and administrative costs increased 2% from 2004. Factors causing this increase were additional costs associated with Sarbanes-Oxley compliance, costs associated with the company’s on-going global IT system implementations and additional legal costs related to the settlement of two legal matters (see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements). In 2005, Andrew completed IT system implementations at several major locations including Forest, Virginia, Reynosa, Mexico, Shenzhen, China and Buchdorf, Germany. Andrew anticipates implementing new IT systems in Smithfield, North Carolina and Agrate, Italy by the end of calendar 2005. Sales and administrative expense increased 46% in 2004 due primarily to the full year impact of the Allen Telecom acquisition, increased sales and marketing expenses as a result of higher sales volumes and additional incentive compensation costs.

Intangible amortization was $22 million in 2005, $38 million in 2004 and $19 million in 2003. Intangible amortization is primarily due to identifiable intangible assets acquired in the Allen Telecom acquisition and the 2002 acquisition of Celiant Corporation. The decrease in intangible amortization in 2005 was due to certain intangible assets acquired in these acquisitions becoming fully amortized. The increase in intangible amortization in 2004 was due almost entirely to intangible assets acquired in the Allen Telecom acquisition. Excluding any new acquisitions, Andrew expects that intangible amortization will decrease to approximately $18.3 million in 2006 as more intangible assets become fully amortized.

Restructuring expense was $5 million in 2005, $11 million in 2004 and $9 million in 2003. These costs are primarily severance and other costs associated with integrating the operations of Allen Telecom and Andrew, and other cost cutting initiatives.

Loss (gain) on the sale of assets was a loss of $1 million in 2005 and $10 million in 2004, and a gain of $12 million in 2003. As part of the company’s ongoing efforts to rationalize under-performing or non-strategic assets, the company has completed several asset sales over the last three years. In 2005, Andrew recorded a loss of $1 million from the sale and disposition of certain manufacturing assets. In 2004, the company recognized a loss on the disposal of assets of $10 million, primarily due to the sale of two product lines. The company sold selected assets from its broadcast manufacturing operations and wrote down selected assets of its mobile antenna product line to fair value, which were subsequently sold in October 2004. In 2003, the company recognized a gain of $12 million from the sale of assets, due to gains on the sale of unimproved land in Orland Park, Illinois and from the sale of the company’s Denton, Texas manufacturing facility.

Operating Income was $78 million in 2005, $57 million in 2004, and $23 million in 2003. Andrew’s management uses operating income as its internal measurement of segment profit and loss. Operating income (loss) by operating segment for the last three years is as follows:

Operating Income (Loss)

(Dollars in millions)	2005	2004	2003
Antenna and Cable Products	$159	$143	$128
Base Station Subsystems	(33)	(2)	(17)
Network Solutions	61	72	15
Wireless Innovations	31	17	5
Satellite Communications Group	(6)	(12)	(9)
Items not included in segments
Unallocated Sales and Administrative Costs	(111)	(114)	(92)
Intangible Amortization	(22)	(37)	(19)
Gain (loss) on Sale of Assets	(1)	(10)	12
Total Operating Income	$78	$57	$23

For internal management purposes Andrew does not allocate costs that benefit more than one operating segment. Costs such as finance, accounting, human resources, information systems, legal and executive management are not allocated to operating segments. The only sales and administrative expense that is allocated to operating segments is the cost of Andrew’s global sales force, which sells all of Andrew’s products.

Antenna and Cable Product’s operating income has increased over the last three years due to sales growth partially offset by declining gross profit margins. In 2004, Base Station Subsystems (BSSG) operating loss decreased primarily due to increased revenues. In 2005, BSSG operating loss increased as a result of higher warranty costs, a decrease in filter margins and costs associated with moving filter production to China. Network Solutions operating income grew in 2004 as geolocation sales increased, but declined in 2005 as geolocation sales declined. Wireless Innovations operating income has steadily grown as this segment’s sales have grown over the last three years. Satellite Communications losses increased in 2004 due to increased sales of low margin DTH products and, in 2005, operating losses declined as sales of DTH products decreased. Unallocated sales and administrative costs increased significantly in 2004 as a result of the Allen Telecom acquisition, and decreased slightly in 2005 due to improved operating efficiencies and partially offset by costs associated with global IT deployments and Sarbanes-Oxley compliance. Sales and administrative costs have increased in total, but have decreased significantly as a percentage of sales from 9% in 2003, to 6% of sales in 2004 and 2005.

Other expense is primarily made up of interest expense, interest income and foreign exchange gains and losses. Other expense was $14 million in both 2005 and 2004, and was $3 million in 2003. Interest expense was $15 million in both 2005 and 2004, and $6 million in 2003. The largest portion of the company’s interest expense, and the cause of the 2004 increase, is the $240 million of convertible notes issued in August 2003 and the long-term debt assumed from Allen Telecom. Interest income was $5 million in 2005, $3 million in 2004 and $2 million in 2003. Interest income in 2005 includes $2 million of interest received from a favorable resolution of certain tax-related matters. Other expense (income) was $4 million in 2005, $2 million in 2004 and income of $2 million in 2003. The majority of other expense (income) net is foreign exchange gains and losses. The foreign exchange losses in 2005 were primarily due to movements in Asian currencies and the euro. The Chinese government adjusted the yuan’s exchange rate in 2005, which had previously been fixed to the U.S. dollar, thus creating foreign exchange losses for the company’s Chinese subsidiaries with U.S. dollar denominated assets. In 2004, the weakening of the U.S. dollar against major currencies, primarily the euro, generated foreign exchange losses for the company’s foreign subsidiaries holding U.S. dollar denominated assets.

Income tax expense as a percentage of pre-tax income from continuing operations was 38.5% in 2005, 31.7% in 2004 and 17.4% in 2003. Income tax expense for 2005 includes a $4 million benefit for the reversal of previously accrued taxes resulting from a favorable resolution of certain tax-related matters, and a $5 million charge due to a recent change in Ohio state tax legislation which limits Andrew’s ability to realize previously recorded deferred tax assets related to Ohio state tax carryforwards. Excluding these items, income tax expense as a percentage of pre-tax income was 37.1% in 2005. The effective tax rate for 2005 was higher than the statutory rate due to a geographic mix shift of earnings and the establishment of valuation allowances for tax benefits associated with losses incurred in certain states and foreign jurisdictions. The effective tax rate for 2004 was lower than the statutory rate due to the favorable impact of foreign earnings taxed at lower statutory rates and the resolution of certain tax matters. The lower effective tax rate in 2003 also reflects benefits related to the utilization of capital loss carryforwards and significantly higher benefits related to export sales.

The company expects the effective tax rate for 2006 to be approximately 38%. This rate could be materially affected by the impact of earnings mix in foreign countries where the statutory rates are higher or lower than the federal statutory rate, by changes in the valuation of deferred tax assets or liabilities, or by changes in tax laws. The company is subject to examination of its tax filings by the Internal Revenue Service and other taxing authorities. The company regularly reviews and assesses the potential outcome of these examinations to determine the adequacy of its tax provisions.

As of September 30, 2005, the company has a net deferred tax asset of approximately $64 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2018 (see Note 9 of the Notes to Consolidated Financial Statements). Recoverability of this deferred tax asset is dependent upon the company’s ability to generate future taxable profits in the United States. The company regularly reviews and assesses the recoverability of its deferred tax asset and it is the company’s current opinion that the net deferred tax asset is fully recoverable. Should the company subsequently determine it is more likely than not that this deferred tax asset will not be realized, the company would be required to record a valuation allowance against some portion or all of the deferred tax asset at that time. Recording of a valuation allowance could have a material adverse impact upon the company’s effective tax rate and reported financial results.

The recently enacted American Jobs Creation Act of 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The repatriation of income from the company’s foreign subsidiaries could significantly impact the company’s effective tax rate. The company has not yet determined whether, or to what extent, it would repatriate unremitted foreign earnings.

Discontinued operations resulted in a loss from operations of $3 million in 2003. The company discontinued three non-strategic businesses, closing its satellite modem business in 2002 and selling its shelter and wireless accessories businesses in 2003.

Net income available to common shareholders includes preferred stock dividends of $0.2 million in 2005, $0.7 million in 2004 and $6.5 million in 2003. As part of the Allen Telecom acquisition, the company issued shares of convertible preferred stock, issuing one share for each share of Allen Telecom convertible preferred stock. In 2005, the company converted all remaining convertible preferred shares into Andrew common shares. In 2004, the company paid preferred stock dividends of $0.7 million, comprised of a regular quarterly dividend of $0.5 million and conversion premium payments of $0.2 million to induce conversion of 63,000 shares of preferred stock into 730,000 shares of Andrew’s common stock. In 2003, the company paid $6 million of dividends, comprised of a regular quarterly dividend of $1 million and conversion premium payments of $5 million to induce early conversion of 807,000 shares of preferred stock into 9.3 million shares of Andrew’s common stock.

Liquidity

In 2005, Andrew maintained its strong balance sheet and increased its cash flow from operations by $43 million or 94% from 2004. Cash and cash equivalents were $189 million at September 30, 2005, unchanged from September 30, 2004. Working capital was $641 million at September 30, 2005, compared to $610 million at September 30, 2004.

In 2005, Andrew entered into a new $250 million revolving credit agreement that expires in 2010 (discussed further in Note 6 of the Notes to Consolidated Financial Statements). In 2004, the company filed a universal S-3 shelf registration that allows the company to publicly issue up to $750 million of debt or equity. This shelf registration gives the company the flexibility to take advantage of strategic initiatives and other favorable long-term opportunities to enhance liquidity. Management believes that the company’s strong working capital position, ability to generate cash flow from operations, and ability to borrow under its revolving credit agreement will allow the company to meet its normal operating cash flow needs for the foreseeable future.

Net cash from operations was $89 million in 2005, $46 million in 2004 and $62 million in 2003. In 2005, improved working capital management resulted in increased cash flow from operations. The decrease in cash from operations in 2004 compared with 2003 was due to working capital needs, specifically increased inventory levels and accounts receivable, to support the significant increase in sales in 2004.

In 2005, cash flow from operations was the result of net income of $39 million, $84 million of non-cash charges for depreciation and amortization, a non-cash loss on the sale of assets of $1 million, a $6 million non-cash charge for deferred income taxes, cash restructuring costs of $6 million, and a net change in operating assets and liabilities that resulted in a $34 million decrease in cash flow. Increased sales and days sales outstanding (DSO) resulted in an increase in accounts receivable, reducing cash flow by $49 million. DSO was 76 days at September 30, 2005, unchanged from 76 days at September 30, 2004, and decreased compared to 81 days at September 30, 2003. Fluctuations in DSOs are primarily a result of the mix of international sales, which generally carry longer payment terms than domestic sales. To meet increased sales levels, the company increased inventory resulting in a $6 million decrease in cash flow. Higher accounts payable and other liabilities increased cash flow by $46 million.

In 2004, cash flow from operations was the result of net income of $29 million, $103 million of non-cash charges for depreciation and amortization, a non-cash loss on the sale of assets of $10 million, a $4 million non-cash charge for deferred income taxes, cash restructuring costs of $13 million and a net change in operating assets and liabilities that resulted in an $78 million decrease in cash flow. Increased sales resulted in an increase in accounts receivable, reducing cash flow by $64 million. In 2004, the company increased inventory levels to meet increased demand, resulting in an $84 million decrease in cash flow. The increase in inventory resulted in higher accounts payable balances, which increased cash flow by $81 million.

Net cash used for investing activities was $76 million in 2005 and $129 million in 2004. In 2003, Andrew generated $39 million from investing activities due primarily to $96 million of cash acquired from the all-stock acquisition of Allen Telecom.

Andrew spent $66 million on capital expenditures in 2005, compared to $72 million in 2004 and $32 million in 2003. The increase in 2004 was due primarily to investment in new manufacturing facilities in Mexico and the Czech Republic, and expenditures to improve and integrate Allen Telecom’s manufacturing and IT systems. Capital expenditures declined 8% in 2005, primarily due to the completion of the Mexico and Czech Republic facilities early in the year.

In 2005 Andrew spent $23 million on acquisitions. In the first quarter of 2005, the company acquired certain assets of ATC Tower Services, Inc., a provider of site installation services in North America, for $6 million in cash and the assumption of $2 million in capital leases. In the second quarter of 2005, the company acquired Xenicom Ltd., a United Kingdom based provider of software solutions that help wireless operators plan, launch and manage wireless networks for $11 million. In the fourth quarter of 2005, the company expanded its market-leading Geometrix™ mobile location system product line with the acquisition of certain assets of Nortel’s mobile location business for $4 million. Also in 2005, the company acquired the remaining 20% interest in a Czech Republic subsidiary that was acquired in the Allen Telecom acquisition for $1.3 million.

In 2004, the company spent $23 million on two acquisitions, acquiring selected assets of Channel Master LLC and Yantai Fine Cable. In 2003, the company acquired Allen Telecom in a stock-for-stock transaction valued at $495 million. The company incurred $48 million of cash costs to complete this merger and acquired Allen Telecom’s cash and cash equivalents of $96 million.

The company paid $32 million in 2004 and an additional $2 million in 2005 to settle patent infringement litigation with TruePosition Inc. as part of litigation brought against Allen Telecom prior to the acquisition by the company. The total cost of this settlement was $43 million, which included cash payments of $35 million and one million warrants that allow the purchase of one million shares of the company’s common stock for $17.70 a share. This settlement was accounted for as an increase in liabilities assumed from Allen Telecom.

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

Proceeds from the sale of businesses and investments were $9 million in 2005, $3 million in 2004 and $7 million in 2003. In 2005, the company received net cash proceeds of $9 million from the sale of selected assets of its mobile antenna product line to PCTEL Inc. In 2004, the company received $3 million in cash from the sale of selected assets of its broadcast antenna business to Electronic Research Inc. (ERI). In 2003, the company received $7 million from the sale of its equipment shelter and wireless accessories businesses.

Proceeds from the sale of property, plant, and equipment were $6 million in 2005, $5 million in 2004 and $16 million in 2003. The most significant transactions in 2005 were the sale of a facility in Reynosa, Mexico acquired from Allen Telecom, which was integrated into the company’s existing Reynosa facility, the sale of unimproved land in Suzhou, China and the sale of a facility in Livonia, Michigan that was acquired from Allen Telecom. The $5 million received in 2004 related primarily to the sale of the company’s Australian manufacturing facility. In 2003, the company received $16 million from the sale of unimproved land in Orland Park, Illinois and from the sale of the company’s Denton, Texas facility.

Net cash used for financing activities was $15 million in 2005 and $22 million in 2004. In 2003, the company generated cash of $90 million from financing activities. The company made payments on its long-term debt of $15 million, $23 million and $24 million in 2005, 2004 and 2003, respectively. The only significant long-term borrowing over the last three years was in 2003, when the company generated $233 million from the sale of $240 million ten-year, 3.25% convertible notes, less issuance costs of $7 million. Andrew periodically borrows notes payable under its various credit agreements to meet its short-term cash needs. Net notes payable borrowings under these credit agreements were borrowings of $16 million in 2005, repayments of $0.3 million in 2004 and repayments of $66 million in 2003.

Payments for preferred stock dividends and conversion premium payments were $0.2 million in 2005, $0.7 million in 2004 and $6 million in 2003. Payments to acquire treasury shares were $18 million for 1.6 million shares in 2005, $2 million for 225,000 shares in 2004 and $50 million for 5.0 million shares in 2003. The company receives cash from the sale of stock under employee and director option plans and the employee stock purchase plan. Under these plans, the company received $2 million, $3 million and $2 million in 2005, 2004 and 2003, respectively.

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

Revenue Recognition

During 2005, approximately 85% of the company’s total revenue was recognized when products were shipped and title passed, 6% based on Statement of Position 97-2, Software Revenue Recognition, 5% based on Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, 3% based on percentage-of-completion and 1% based on when services are performed.

The company’s geolocation product line, which is generally sold as a bundled product offering that includes software, hardware and services, accounted for approximately 6% of the company’s revenue for fiscal 2005. Revenue for geolocation products is recognized pursuant to the provisions of Statement of Position 97-2, Software Revenue Recognition, and related interpretations. The fair value of each element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract.

Revenue for certain of the company’s products is based on multiple element contracts. Revenue recognized for multiple element contracts represented approximately 5% of the company’s revenue for fiscal 2005. For multiple element contracts (as defined by Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables revenue is recognized when the following criteria are met for each element: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred and acceptance is determinable, (3) the fee is fixed or determinable and (4) collectability is probable. The fair value of these elements is based on negotiated contracts and stand-alone pricing for each element.

In November 2004, the company acquired selected assets of ATC Tower Services, Inc., a division of American Tower Corporation that provides site installation services to wireless operators in North America. Revenue for the company’s construction service business is recognized under the percentage-of-completion method on the basis of physical completion to date and represents approximately 3% of the company’s revenue for fiscal 2005. Revisions in estimates of costs and profits are reflected in the period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued.

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

At September 30, 2005, the company’s inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. At September 30, 2004, inventories stated under the last-in, first-out (LIFO) method represented 21% of total inventories. Effective July 1, 2005, the company valued all inventory under the FIFO method. The FIFO method is preferable because it results in a more meaningful and understandable presentation of financial position to the users of the company’s financial statements and conforms the accounting for all inventories to a single method. In addition, the company has experienced deflation in its annual LIFO index for many years and does not expect significant price increases in the foreseeable future. The FIFO method also results in improved reporting of operating cash flows by eliminating the non-cash effects of the LIFO method. The accounting change was not material to the financial statements for any of the periods presented and accordingly, no retroactive statement of prior years financial statements was made.

Warranty Costs

The company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the company vary depending upon the products sold. The company accrues for warranty costs based on the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. The company regularly reviews these forecasts and makes adjustments as needed. In general over the past three years, the company’s warranty costs have increased as a percentage of sales as the company’s sales mix includes a higher rate of active electronic products. If the company were to experience an increase in warranty claims compared with the company’s historical experience, gross profit could be adversely affected.

Goodwill

The company performs an annual impairment test of goodwill on the first day of the company’s fiscal fourth quarter. In 2005, the company managed its business as five operating segments. In accordance with SFAS No. 142, the company tested each operating segment for possible goodwill impairment by comparing each segment’s net book value to fair value. As each operating segment’s fair value was greater than its net book value and no other impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the businesses for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. If actual results are different from the company’s forecasts, future tests may indicate an impairment of goodwill, which could result in non-cash charges, adversely affecting the company’s results of operations.

The company performed a sensitivity analysis on the fair value of its operating segments based on a one percentage point increase in discount rates, which ranged from 10% to 16% in the annual impairment test. Based on this sensitivity analysis, step two testing in accordance with SFAS No. 142 would not be required for any of the five operating segments. However, as a result of its relatively large amount of goodwill and its operating losses in 2003, 2004 and 2005, the Base Station Subsystem Group’s goodwill is at a higher risk of potential future impairment.

Income Taxes

The company’s balance sheet reflects significant deferred tax assets, primarily related to net operating losses and tax credits carried forward. To the extent management believes it is more likely than not that the company will not be able to utilize certain deferred tax assets prior to their expiration, the company is required to establish valuation allowances against that portion of the deferred tax assets. Valuation allowances have been established for the portion of deferred tax assets representing tax credits carried forward and certain state and foreign losses carried forward. No valuation allowances have been established for the remainder of the deferred tax asset balances, as management expects the reversal of deferred tax liabilities, the realization of higher taxable profits in the United States and the utilization of tax planning strategies will make the realization of such deferred tax assets more likely than not.

The determination of required valuation allowances involves significant management judgments and is based upon the company’s best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. The company currently anticipates that it will be required to earn taxable profits of approximately $190 million in the United States and approximately $13 million in various foreign jurisdictions in order to fully utilize all deferred tax assets. These deferred tax assets are primarily related to certain U.S. and foreign tax attributes which will begin to expire in 2018 (see Note 9. Income Taxes, in the Notes to Consolidated Financial Statements). Changes in expectations could result in significant adjustments to the valuation allowances and material changes to the company’s provision for income taxes.

Restructuring

At September 30, 2005, the company had a restructuring reserve of $13 million for the integration of Allen Telecom and Channel Master operations and for the completion of its 2002 restructuring plan. These accruals are based on the company’s best estimate of the costs associated with merger integration and restructuring plans, including employee termination costs, lease cancellations, and other costs. If actual costs of these activities differ significantly from these forecasts, results of operations could be impacted.

Defined Benefit Plans

Some of the company’s employees are covered by defined benefit plans. Approximately 650 current and former employees of the company’s United Kingdom subsidiary, Andrew Ltd., participate in a defined benefit plan. The company also assumed a defined benefit plan from Allen Telecom, (“Allen Plan”) which covers approximately 1,615 current and former employees. In 2003, the company froze the Allen Plan and in 2005, the company initiated the process of terminating this plan. The company estimates that, based on current actuarial projections, additional contributions of up to $10 million will be required to fully fund and terminate the Allen Plan in 2006.

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

The discount rate enables management to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The company estimates that a one percentage point decrease in the assumed discount rate would have increased benefit expense in 2005 by $2.1 million. A one percentage point increase in the assumed discount rate would have decreased benefit expense in 2005 by $1.9 million.

To determine the expected return on plan assets, management considers the current and expected asset allocation, as well as historical returns on plan assets. A lower expected rate of return on pension plan assets would increase pension expense. A one percentage point increase or decrease in the expected return on pension plan assets would have decreased or increased pension expense in 2005 by $0.9 million.

Off-Balance Sheet Arrangements

The company’s material off-balance sheet arrangements are contractual obligations for the purchase of materials and services that are described below under “Aggregate Contractual Obligations and Commitments” as purchase obligations. Excluding these contractual obligations, the company had no material off-balance sheet arrangements at September 30, 2005.

Aggregate Contractual Obligations and Commitments

As of September 30, 2005, expected future cash payments under contractual obligations and commitments and the estimated timeframe in which such obligations are expected to be fulfilled were as follows:

(Dollars in millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$368	$35	$46	$19	$268
Operating leases (b)	73	15	27	20	11
Capital leases (b)	2	1	1	—	—
Purchase obligations (c)	108	107	1	—	—
Copper purchases (d)	69	69	—	—	—
Benefit plan obligations (e)	23	13	2	2	6
Total	$643	$240	$77	$41	$285

(a)	Long-term debt includes maturities and interest obligations. Refer to Note 6, Financing, in the Notes to Consolidated Financial Statements for discussion of the use and availability of debt and revolving credit agreements.
(b)	See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion of leases.
(c)	Purchase obligations of $108 million represent purchase orders or contracts for the purchase of inventory, as well as other goods and services, in the ordinary course of business, and exclude balances for purchases currently recognized as liabilities on the balance sheet. The timing of payment of these purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different depending upon the time of receipt of goods and services or changes to agreed-upon amounts for some obligations. This amount also includes $1 million for the company’s True Position liability.
(d)	In order to reduce exposure to fluctuation in the price of copper, the company has entered into contracts with various suppliers to purchase approximately 70% of its forecasted copper requirements for fiscal year 2006, which represents contracts to purchase 44.3 million pounds of copper for $69 million.
(e)	Benefit plan obligations of $23 million include estimated future contributions and benefit payments under the company’s defined benefit and post-retirement medical and life insurance plans, to the extent the plans are not sufficiently funded. This amount also includes $10 million that the company anticipates it will pay in 2006 to fully fund and terminate the Allen Pension plan. See Note 5, Benefit Plans, in the Notes to Consolidated Financial Statements, for further discussion of the company’s benefit plan obligations.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Andrew is exposed to market risk from changes in interest rates, foreign exchange rates and commodities as follows:

Interest Rate Risk  The company had $302.6 million in debt outstanding at September 30, 2005 in the form of debt agreements at both fixed and variable rates. The company is exposed to interest rate risk primarily through its variable rate debt, which totaled $21.8 million or 7.2% of the company’s total debt. A 100 basis point increase in interest rates would not have a material effect on the company’s financial position, results of operations or cash flows. Andrew currently does not use derivative instruments to manage its interest rate risk.

Foreign Currency Risk  The company’s international operations represent a substantial portion of its overall operating results and asset base. In many cases, the company’s products are produced at manufacturing facilities in foreign countries to support sales in those markets. During fiscal year 2005, sales of products exported from the United States or manufactured abroad were 56% of total sales. The company’s identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The company primarily manages its foreign currency risk by making use of naturally offsetting positions that include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuation. These instruments held by the company are not leveraged and are not held for trading or speculative purposes. These contracts are not designated as hedges, for hedge accounting, and are marked to market each period. The company estimates that a hypothetical 10% increase or decrease in all non-U.S. dollar currencies would have increased or decreased reported net income by approximately $8.9 million in 2005.

Commodity Risk  The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers. As of October 6, 2005, the company was a party to contracts to purchase approximately 70% of its forecasted copper requirements for fiscal year 2006, which represents contracts to purchase 44.3 million pounds of copper for $68.8 million. The company estimates that a 10% change in the price of copper could increase or decrease the cost of the company’s forecasted fiscal 2006 copper purchases that are not under contract by approximately $3.9 million. The company also uses certain petrochemicals for cable coatings, and a 10% change in the price of these petrochemicals would have an estimated $4.0 million impact on the company’s forecasted cost of products sold in fiscal 2006.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations

	Year Ended September 30
(Dollars in thousands, except per share amounts)	2005	2004 (Restated)	2003 (Restated)
Sales	$1,961,234	$1,828,362	$1,011,741
Cost of products sold	1,524,446	1,385,087	739,479
Gross Profit	436,788	443,275	272,262

Operating Expenses
Research and development	107,850	110,245	84,151
Sales and administrative	222,830	217,591	148,867
Intangible amortization	22,100	37,583	19,032
Restructuring	5,304	11,132	9,222
Loss (gain) on sale of assets	1,202	10,164	(12,216)
	359,286	386,715	249,056

Operating Income	77,502	56,560	23,206

Other
Interest expense	14,912	14,868	5,675
Interest income	(5,040)	(3,052)	(1,649)
Other expense (income), net	4,451	2,442	(1,453)
	14,323	14,258	2,573
Income from Continuing Operations Before Income Taxes	63,179	42,302	20,633

Income taxes	24,321	13,405	3,592

Income from Continuing Operations	38,858	28,897	17,041

Loss from operations of discontinued operations, net of tax benefit	—	—	3,184

Net Income	38,858	28,897	13,857

Preferred Stock Dividends	232	707	6,459

Net Income Available to Common Shareholders	$38,626	$28,190	$7,398

Basic and Diluted Income from Continuing Operations	$0.24	$0.18	$0.10
Basic and Diluted Loss from Discontinued Operations	$—	$—	$(0.03)
Basic and Diluted Net Income per Share	$0.24	$0.18	$0.07

Average Basic Shares Outstanding	161,578	159,659	109,822
Average Diluted Shares Outstanding	161,953	160,258	109,866

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	September 30
(Dollars in thousands)	2005	2004 (Restated)
Assets
Current Assets
Cash and cash equivalents	$188,780	$189,048
Accounts receivable, less allowances (2005–$12,240; 2004–$13,798)	471,097	416,736
Inventory	353,402	351,022
Other current assets	63,578	36,082
Total Current Assets	1,076,857	992,888

Other Assets
Goodwill	862,083	865,381
Intangible assets, less amortization	56,753	63,490
Other assets	83,772	92,590

Property, Plant and Equipment
Land and land improvements	21,693	22,607
Buildings	131,335	123,716
Equipment	533,317	496,739
Allowance for depreciation	(454,783)	(417,696)
	231,562	225,366
Total Assets	$2,311,027	$2,239,715

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$230,620	$196,592
Accrued expenses and other liabilities	112,596	86,812
Compensation and related expenses	52,002	67,018
Restructuring	13,432	18,887
Notes payable and current portion of long-term debt	26,966	14,051
Total Current Liabilities	435,616	383,360

Deferred Liabilities	49,255	54,388
Long-Term Debt, less current portion	275,604	284,844

Shareholders’ Equity
Redeemable convertible preferred stock liquidation preference $50 a share (120,414 shares outstanding at September 30, 2004)	—	6,021
Common stock (par value, $.01 a share: 400,000,000 shares authorized; 162,476,513 shares issued at Sept. 30, 2005 and 161,015,917 shares issued at Sept. 30, 2004, including treasury)	1,625	1,610
Additional paid-in capital	676,262	666,746
Accumulated other comprehensive income	19,720	12,363
Retained earnings	870,588	831,962
Treasury stock, common stock at cost (1,557,030 shares at September 30, 2005 and 148,950 shares at September 30, 2004)	(17,643)	(1,579)
Total Shareholders’ Equity	1,550,552	1,517,123
Total Liabilities and Shareholders’ Equity	$2,311,027	$2,239,715

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended September 30
(Dollars in thousands)	2005	2004 (Restated)	2003 (Restated)
Cash Flows from Operations
Net income	$38,858	$28,897	$13,857

Adjustments to Net Income
Depreciation	61,902	65,127	55,182
Amortization	22,100	37,583	19,032
Loss (gain) on sale of assets	1,202	10,164	(12,216)
Deferred income taxes	5,703	(4,418)	(7,464)

Restructuring and Discontinued Operations
Restructuring costs	(6,455)	(13,205)	(5,782)
Discontinued operations costs, net of taxes	—	—	(1,483)
Operating cash flow from discontinued operations	—	—	5,961

Change in Operating Assets/Liabilities
Accounts receivable	(49,180)	(63,885)	10,774
Inventories	(5,826)	(84,156)	963
Other assets	(24,444)	(11,213)	(12,766)
Accounts payable and other liabilities	45,516	81,140	(3,692)
Net Cash From Operations	89,376	46,034	62,366

Investing Activities
Capital expenditures	(66,369)	(71,913)	(31,859)
Acquisition of businesses	(23,325)	(23,227)	(47,664)
Cash acquired in acquisitions	—	—	95,750
Settlement of pre-acquisition litigation	(2,000)	(32,000)	—
Investments	—	(9,208)	—
Proceeds from sale of businesses and investments	9,494	3,000	7,286
Proceeds from sale of property, plant and equipment	6,396	4,687	15,870
Net Cash (Used for) From Investing Activities	(75,804)	(128,661)	39,383

Financing Activities
Long-term debt payments	(14,801)	(23,103)	(23,969)
Long-term debt borrowings	—	1,573	233,308
Notes payable (payments) borrowings, net	16,264	(265)	(65,911)
Preferred stock dividends	(232)	(707)	(6,459)
Payments to acquire common stock for treasury	(18,140)	(2,472)	(49,600)
Stock purchase and option plans	1,760	3,289	2,265
Net Cash (Used for) From Financing Activities	(15,149)	(21,685)	89,634

Effect of exchange rate changes on cash	1,309	7,091	10,015
(Decrease) Increase for the Year	(268)	(97,221)	201,398

Cash and equivalents at beginning of year	189,048	286,269	84,871
Cash and Equivalents at End of Year	$188,780	$189,048	$286,269

See Notes to Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders’ Equity

	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
(Dollars in thousands)

Balance at September 30, 2002	$—	$1,027	$145,764	$(46,089)	$796,374	$(51,832)	$845,244

Repurchase of shares						(49,600)	(49,600)
Stock purchase and option plans			(729)			5,728	4,999
Shares issued for acquisitions		552	451,711				452,263
Preferred stock	49,554		80,475				130,029
Preferred stock conversion	(40,368)	30	(27,554)			67,892	—
Preferred stock dividends					(6,459)		(6,459)

Decrease in minimum pension liability				2,387			2,387
Foreign currency forward contracts				(418)			(418)
Foreign currency translation adjustments				30,005			30,005
Net income					13,857		13,857
Comprehensive Income							45,831

Balance at September 30, 2003 (Restated)	$9,186	$1,609	$649,667	$(14,115)	$803,772	$(27,812)	$1,422,307

Repurchase of shares						(2,732)	(2,732)
Stock purchase and option plans			1,889			5,133	7,022
Shares issued for acquisitions			10,140			17,220	27,360
Preferred stock conversion	(3,165)	1	(3,448)			6,612	—
Warrants issued for settlement of pre-acquisition litigation			8,498				8,498
Preferred stock dividends					(707)		(707)

Decrease in minimum pension liability				3,083			3,083
Foreign currency forward contracts				418			418
Foreign currency translation adjustments				22,977			22,977
Net income					28,897		28,897
Comprehensive Income							55,375

Balance at September 30, 2004 (Restated)	$6,021	$1,610	$666,746	$12,363	$831,962	$(1,579)	$1,517,123

Repurchase of shares						(18,140)	(18,140)
Stock purchase and option plans		1	3,667			1,918	5,586
Preferred stock conversion	(6,021)	14	5,849			158	—
Preferred stock dividends					(232)		(232)
Foreign currency translation adjustments				7,357			7,357
Net income					38,858		38,858
Comprehensive Income							46,215
Balance at September 30, 2005	$—	$1,625	$676,262	$19,720	$870,588	$(17,643)	$1,550,552

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Restatement

On December 13, 2005, the Audit Committee of the Board of Directors of the company and management of the company concluded that the company’s financial statements for the fiscal year ended September 30, 2004 and 2003 and for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, will be restated and such financial statements should no longer be relied upon.

The restatements cover three primary areas. First, the company previously reported two operating segments—Wireless Infrastructure and Satellite Communications. Following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in five operating segments—Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications—commencing with the financial statements for the fiscal year ended September 30, 2005. The company’s segment disclosure included in Notes 13, Segment and Geographic Information, and 14, Selected Quarterly Financial Information reflects the revised reportable segments for all periods presented.

Second, revenues for fiscal 2003 and 2004 have been restated based on an analysis the company completed of a contract for the sale of geolocation products acquired from Allen Telecom in 2003. Management determined that SOP 97-2, Software Revenue Recognition, should have been applied since the inception of this contract in 2001, and that revenue for certain services that had been completed as of the 2003 acquisition date should have been recognized by Allen Telecom, and that revenue for certain post-acquisition services have been recognized in earlier periods as performed. The company’s disclosure included in Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements reflects the impact of this restatement on the company’s reported results for fiscal 2003 and 2004. In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement for all periods presented.

Finally, a $19.8 million product recall charge originally recorded by the company in the second quarter of fiscal 2005 has been restated to the first quarter of fiscal 2005, as management has concluded that the conditions which gave rise to the charge existed as of December 31, 2004. The company’s disclosure included in Note 14, Selected Quarterly Financial Information, of the Notes to the Consolidated Financial Statements reflects the impact of this restatement on the company’s reported results for the first and second quarters of fiscal 2005.

Principles of consolidation

The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries in which the company exercises control. All intercompany accounts and transactions have been eliminated.

Cash	equivalents

The company considers all highly-liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relative short-term maturity of these investments.

Allowance for doubtful accounts

The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. The company’s total allowance for doubtful accounts was $12.2 million and $13.8 million at September 30, 2005 and 2004, respectively.

Inventories

At September 30, 2005, the company’s inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method. At September 30, 2004, inventories stated under the last-in, first-out (LIFO) method represented 21% of total inventories. Effective July 1, 2005, the company valued all inventory under the FIFO method. The FIFO method is preferable because it results in a more meaningful and understandable presentation of financial position to the users of the company’s financial statements and conforms the accounting for all inventories to a single method. In addition, the company has experienced deflation in its annual LIFO index for many years and does not expect significant price increases in the foreseeable future. The FIFO method also results in improved reporting of operating cash flows by eliminating the non-cash effects of the LIFO method. The accounting change was not material to the financial statements for any of the periods presented, and accordingly, no retroactive restatement of prior years’ financial statements was made.

Inventories consisted of the following at September 30, 2005 and 2004, net of reserves:

(Dollars in thousands)	2005	2004
Raw materials	$97,781	$133,483
Work in process	93,917	85,857
Finished goods	161,704	131,682

	$353,402	$351,022

These inventories are reported net of excess and obsolete reserves of $41.9 million and $50.9 million as of September 30, 2005 and 2004, respectively. Reserves for excess inventory are calculated based on the company’s estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on the company’s identification of inventory having no realizable value. The excess and obsolete reserve decrease of $9.0 million in 2005 was primarily due to a planned disposal of previously reserved excess and obsolete materials.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation expense for 62% of the company’s assets is recorded based on the straight–line depreciation method and the remaining assets are depreciated using accelerated depreciation methods. In 2005, the company began recording depreciation for all newly acquired assets based on the straight-line method and no longer uses accelerated depreciation methods for newly acquired assets. Assets that are currently in place that are being depreciated based on accelerated depreciation methods will continue using these methods until these assets become fully depreciated. The company believes that the straight-line method more accurately reflects the probable pattern of losses in the assets’ service lives. This change did not have a material impact on the company’s results of operations.

The company’s depreciation methods are based on estimated useful lives of these assets. Buildings are depreciated over ten to thirty years and equipment is depreciated over three to eight years. Depreciation of leasehold improvements is based on the term of the related lease or the estimated useful life, whichever is shorter. Internally developed software is reported as equipment and depreciated over five years. Maintenance, repairs, and minor renewals and betterments are charged to expense. Depreciation expense was $61.9 million, $65.1 million and $55.2 million for 2005, 2004 and 2003, respectively.

Capitalized Software

The company capitalizes software development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized. Capitalization ceases when the software is available for release to customers and amortized over the estimated life of the related products. Capitalized software costs included in other assets were $12.2 million and $9.7 million at September 30, 2005 and 2004, respectively. Software amortization costs included in cost of products sold for fiscal 2005 were $2.0 million, and zero in fiscal 2004 and 2003.

Revenue recognition

During 2005, approximately 85% of the company’s total revenue was recognized when products were shipped and title passed, 6% based on Statement of Position 97-2, Software Revenue Recognition, 5% based on Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, 3% based on percentage-of-completion and 1% based on when services are performed.

The company’s geolocation product line, which is generally sold as a bundled product offering that includes software, hardware and services, accounted for approximately 6% of the company’s revenue for fiscal 2005. Revenue for geolocation products is recognized pursuant to the provisions of Statement of Position 97-2, Software Revenue Recognition, and related interpretations. The fair value of each element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract.

Revenue for certain of the company’s products relates to multiple element contracts. Revenue recognized for multiple element contracts represented approximately 5% of the company’s revenue for fiscal 2005. For multiple element contracts (as defined by Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables revenue is recognized for each element when the following criteria is met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred and acceptance is determinable, (3) the fee is fixed or determinable and (4) collectibility is probable. The fair value of these elements is based on negotiated contracts and stand-alone pricing for each element.

In November 2004, the company acquired selected assets of ATC Tower Services, Inc., a division of American Tower Corporation that provides site installation services to wireless operators in North America. Revenue for the company’s construction service business is recognized under the percentage-of-completion method on the basis of physical completion to date and represents approximately 3% of the company’s revenue for fiscal 2005. Revisions in estimates of costs and profits are reflected in the period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued.

Revenues (and related costs and income taxes) for 2003 and 2004 have been restated based on an analysis the company completed of a contract for the sale of geolocation products acquired from Allen Telecom in 2003. Management determined that (1) SOP 97-2, Software Revenue Recognition, should have been applied since the inception of this contract in 2001, (2) that the timing of revenue recognition related to certain services should have been recognized in earlier periods, and (3) that revenue for certain services that had been completed as of the acquisition date should have been recognized by Allen Telecom.

The impact on the years presented was (amounts in thousands except per share amounts):

Statement of Operations Amounts as Reported
	2003	2004
Sales	$1,014,486	$1,838,749
Income from Continuing Operations Before Income Taxes	23,326	48,923
Net Income Available to Common Shareholders	$9,061	$32,278
Basic and Diluted Net Income per Share	$0.08	$0.20

Restatements
	2003	2004
Sales	$(2,745)	$(10,387)
Income from Continuing Operations Before Income Taxes	(2,693)	(6,621)
Net Income Available to Common Shareholders	$(1,663)	$(4,088)
Basic and Diluted Net Income per Share	$(0.01)	$(0.02)

Statement of Operations Amounts as Restated
	2003	2004
Sales	$1,011,741	$1,828,362
Income from Continuing Operations Before Income Taxes	20,633	42,302
Net Income Available to Common Shareholders	$7,398	$28,190
Basic and Diluted Net Income per Share	$0.07	$0.18

The revenue restatements, which had no impact on cash flow from operations, affected the asset balances acquired from Allen Telecom as follows: inventory decreased $2.9 million, accounts receivable increased $8.7 million, other assets decreased $1.7 million, intangible assets decreased $1.4 million, and goodwill decreased $2.7 million. The restatements affected the 2004 balance sheet as follows: accounts receivable increased $0.1 million, other assets increased $1.9 million, intangible assets decreased $0.5 million, goodwill decreased $2.7 million and accrued liabilities increased $4.5 million.

Shipping and handling charges

Shipping and handling costs billed to customers are recorded as revenue and the related expenses are recorded in cost of products sold.

Identifiable intangible assets

The company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $68.6 million and $65.1 million at September 30, 2005 and 2004, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from one to fifteen years. In fiscal year 2005, the company retired $20.2 million of intangible assets that were fully amortized. Intangible assets consisted of the following:

	September 30
(Dollars in thousands)	2005	2004
Customer contracts and relationships, net of accumulated amortization of $25,255 in 2005 and $34,248 in 2004	$11,870	$13,690
Patents and technology, net of accumulated amortization of $42,021 in 2005 and $29,493 in 2004	38,040	42,513
Trademarks–indefinite life	5,905	5,785
Other, net of accumulated amortization of $1,364 in 2005 and $1,362 in 2004	938	1,502
Total Intangible Assets	$56,753	$63,490

The company’s scheduled amortization expense over the next five years is as follows:

(Dollars in millions)	2006	2007	2008	2009	2010
	$18.3	$13.6	$4.9	$4.4	$3.1

Goodwill

The company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. Under the provisions of SFAS No. 142, the company tests goodwill of each operating segment for impairment on an annual basis. The company has elected to perform its annual impairment review on the first day of its fiscal fourth quarter. The impairment review performed for fiscal year 2005 indicated no impairment of goodwill. However, due to uncertain market conditions, it is possible that future impairment reviews may indicate impairment of the fair value of goodwill, which could result in non-cash charges adversely affecting the company’s results of operations. During fiscal 2005, goodwill decreased by $3.3 million, due primarily to a $13.7 million decrease in goodwill acquired from Allen Telecom and $9.6 million increase for new acquisitions, see Note 2, Business Acquisitions. The remaining $0.8 increase was due primarily to foreign currency translation adjustments.

Foreign currency translation

The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in determining net income. Net gains and (losses) resulting from foreign currency transactions that are included in other expense (income), net were $4.9 million, $2.5 million and $(2.2) million for 2005, 2004 and 2003, respectively.

Hedging and derivative instruments

The company is exposed to changes in foreign exchange rates as a result of its foreign operations. The company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuations. These instruments held by the company are not leveraged and are not held for trading or speculative purposes. In fiscal year 2005, the company used forward exchange contracts to manage its foreign currency exposure. These contracts were not designated as hedges, for hedge accounting, and were marked to market each period through earnings. As of September 30, 2005, there were no unrealized gains or losses on forward contracts.

The company enters into agreements with various suppliers to purchase copper at fixed prices. As of October 6, 2005, the company entered into contracts to acquire 44.3 million pounds of copper for $68.8 million, which represents an estimated 70% of the company’s 2006 projected copper usage. The copper supply agreements are settled when the company purchases copper under the supply agreements for use in its manufactured products. Copper is capitalized as inventory when purchased. These forward commodity contracts are not marked to fair value because they meet the “normal purchase” exception under applicable derivative accounting rules.

Income taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Stock-based compensation

The company accounts for stock-based compensation awards pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which prescribe the use of the intrinsic value method. Accordingly, no compensation cost is recognized for stock options since the exercise price of these stock options equals the market price of the underlying stock on the date of the grant. Beginning in fiscal year 2006, the company will adopt Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which will require the company to record compensation cost for all share-based payments, including employee stock options, at fair value.

Pro forma information regarding income and earnings per share as required by SFAS No. 123(1), Accounting for Stock-Based Compensation, has been determined as if the company had accounted for its stock option plans under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 4.25%, 4.0% and 3.98%; dividend yield of 0%; a volatility factor of .662, .613 and .577; and a weighted average expected life of the options of six years.

The following table shows the company’s pro forma net income and earnings per share as if the company had recorded the fair value of stock options as compensation expense:

	Year Ended September 30
(Dollars in thousands, except per share amounts)	2005	2004	2003
Reported net income	$38,858	$28,897	$13,857
Preferred stock dividends	(232)	(707)	(6,459)
Reported income available to common shareholders	38,626	28,190	7,398

Less: Stock-based compensation, net of tax	(13,676)	(9,807)	(7,224)
Pro forma net income available to common shareholders	24,950	18,383	174

Reported basic and diluted net income per share	$0.24	$0.18	$0.07
Pro forma basic and diluted net income per share	$0.15	$0.11	$0.00

In the first quarter of fiscal 2005, the company granted 1.4 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were expensed in the first quarter of fiscal 2005, increasing pro forma stock-based compensation expense by approximately $8.4 million, net of tax. During the fourth quarter of fiscal 2005, the company accelerated the vesting of approximately 270,000 stock options with an exercise price of $12 or more per share, increasing pro forma stock-based compensation expense by approximately $1.6 million, net of tax. In fiscal 2004, the company vested all outstanding options with an exercise price of $15 or more per share, increasing pro forma stock-based compensation expense by approximately $2.5 million. The company accelerated the vesting of these stock options to avoid recording the GAAP compensation expense of these stock options in the company’s results of operations beginning in fiscal 2006 as will be required by SFAS No. 123(R), Share-Based Payment.

In 2005 and 2004, the company granted deferred stock units (DSUs) to officers, key employees and directors. Compensation costs for DSUs are recognized on a straight-line basis over the vesting period and are based on the market price of the company’s stock on the grant date. DSUs granted in 2004 vest over a three year period and DSUs granted in 2005 vest over a four year period. In 2005, the company granted 491,000 DSUs and in 2004 the company granted 363,200 DSUs. DSU costs included in operating expense were $2.5 million in 2005 and $1.2 million in 2004. For additional information regarding stock-based compensation, see Note 12.

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

Recently issued accounting policies

In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which will require the company to record compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) until the company’s fiscal year 2006. The company plans to adopt SFAS 123(R) using the modified prospective method. As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally recognizes no compensation cost for employee stock options because the exercise price of these stock options equals the market price of the underlying stock on the date of the grant. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on the company’s results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, assuming no additional stock options are granted, the company estimates that the unvested stock options expected to be outstanding at the date of adoption will result in after-tax charges of approximately $2.2 million in fiscal year 2006. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under SFAS No. 123(R). This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), operating cash flows recognized in 2005 for such excess tax deductions were approximately $0.1 million.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 will be effective for the company beginning in fiscal year 2007.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on the company’s consolidated financial statements in 2005 because the manufacturer’s deduction is not available to the company until fiscal year 2006. The company is currently evaluating the effect that the manufacturer’s deduction will have in 2006 and subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately upon issuance; however, due to the complexity of the repatriation and the recently issued guidance from the Treasury Department, the company is still evaluating whether, or to what extent, it would repatriate unremitted foreign earnings. For additional information, see Note 9, Income Taxes.

Adoption of new accounting policies

In September 2004, the FASB issued EITF No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. EITF No. 04-08 requires the company to include the impact of the company’s contingently convertible notes in the diluted earnings per share calculations, regardless of whether the conversion contingency has been met. This contrasts with previously existing accounting rules, which allowed companies to exclude contingent convertibles from the calculation of diluted earnings per share if the contingency has not been met. EITF No. 04-08 was effective for the company starting in fiscal year 2005. EITF No. 04-08 includes a requirement to restate all periods during which the convertible instrument was outstanding. The company has determined that no prior period restatements are required because the company’s contingently convertible notes were anti-dilutive in these periods.

2. Business Acquisitions

In fiscal year 2003, the company purchased Allen Telecom, Inc., a global provider of wireless infrastructure equipment to many of the largest wireless communications carriers and original equipment manufacturers (OEMs). The company completed this merger on July 15, 2003, following approval by both Allen Telecom and Andrew shareholders. The merger was a stock-for-stock transaction in which Allen common shareholders received 1.775 shares of newly issued Andrew common stock for each share of Allen common stock. The exchange ratio of 1.775 represented a premium of approximately 21% over the trading price of Allen’s common stock near the merger date. In this transaction, Andrew issued 55,231,126 shares of common stock, which represented 36.0% of the company’s total shares outstanding at July 16, 2003. The company believes that this premium was justified by the combined company’s ability to provide total customer solutions, including virtually the entire base station RF footprint. The combined company can deliver integrated components that better meet the performance and cost efficiency requirements of OEMs. In determining the purchase price, management took into consideration an analysis of the historical performance of the common stock of Andrew, Allen and comparable wireless infrastructure companies. Other factors considered by management included; an analysis of average exchange ratios for similar transactions, comparisons of contributions of Andrew and Allen to the estimated operations of the combined company and the pro forma impact of the merger on earnings per share for the combined company.

The company also issued 991,070 shares of redeemable convertible preferred stock, issuing one share for each share of Allen redeemable convertible preferred stock. The total purchase consideration was $495.0 million, consisting of shares of Andrew common stock valued at $452.9 million, $23.7 million to buy out Allen stock options and $18.4 million of acquisition-related costs. Andrew common shares issued in this transaction were valued at $8.20 a share, the average closing price for three days: the day the merger was announced, February 18, 2003, and the day before and the day after the announcement.

The allocation of the purchase consideration to tangible and intangible assets was based upon fair value determined by management. During fiscal year 2004, the company finalized the allocation of the purchase price, which resulted in an increase in goodwill of $40.9 million. The largest portion of this increase was due to a $43.1 million settlement of pre-acquisition litigation. In 2004, the company reached a definitive agreement with TruePosition, Inc. to settle patent infringement litigation filed against Allen Telecom, Inc. prior to the acquisition of Allen by the company. As part of this settlement, the company agreed to make cash payments with a present value of $34.6 million and issued warrants valued at $8.5 million. These warrants allow TruePosition to purchase one million shares of the company’s common stock for $17.70 and have a four-year life. Other significant items included in the 2004 adjustment to goodwill were a decrease in goodwill for additional net deferred tax assets of $19.8 million and an increase in goodwill for additional costs to consolidate and realign operations of $13.4 million. In 2005, the company reduced goodwill recorded on the Allen acquisition by $16.4 million, increasing the deferred tax asset by $10.2 million primarily for the reversal of previously established valuation allowances, reducing the restructuring reserve by $3.5 million due to a change in the initial integration plan and a reduction of $2.7 million due to the restatement detailed in Note 1, Summary of Significant Accounting Policies. The $495.0 million of purchase consideration was allocated as follows:

(Dollars in thousands)
Net tangible assets, excluding convertible preferred stock	$120,163
Convertible preferred stock	(130,028)
Intangible assets	61,418
Restructuring reserve	(23,527)
Net deferred tax asset	62,560
Settlement of pre-acquisition litigation	(43,123)
Goodwill	447,526
Total purchase consideration	$494,989

The $447.5 million of goodwill was assigned to the following operating segments, Antenna and Cable Products $103.6 million, Base Station Subsystems $87.0 million, Network Solutions $107.4 million and Wireless Innovations $149.5 million. The $120.2 million of net tangible assets, excluding convertible preferred stock, were comprised of the following:

(Dollars in thousands)
Cash and cash equivalents	$95,750
Accounts receivable	110,570
Inventory	97,210
Property plant and equipment, and other assets	78,137
Accounts payable and other liabilities	(130,620)
Defined benefit and post-retirement plans	(48,849)
Debt	(82,035)
Net tangible assets	$120,163

Identifiable intangible assets were $61.4 million with a weighted average life of four years. These intangible assets and their associated useful lives are as follows:

(Dollars in thousands)	Value	Useful Life in Years
Patents and related technology	$25,417	4
Customer relationships	8,500	10
Customer contract	20,635	1.5
Trademarks	5,600	Indefinite
Other intangibles	1,266	3
	$61,418

The fair value of Allen’s redeemable convertible preferred stock was estimated to be $131.20 per share based on the market price of these instruments at July 15, 2003. Allen carried these instruments on its balance sheet at the liquidation preference of $50.00 a share. The $81.20 per share increase in fair value resulted in an $80.5 million purchase accounting adjustment that the company recorded to additional paid-in capital. The company acquired Allen’s noncontributory defined benefit plans as well as post-retirement medical and life insurance plans (see Note 5, Benefit Plans). Based on an actuarial study, the company recorded additional liabilities totaling $30.6 million to bring the total liabilities recorded for these plans to $49.0 million.

To integrate and realign the operations of Andrew and Allen, the company recorded an integration reserve of $23.5 million for costs to consolidate operations. (see Note 7, Restructuring and Integration)

The deferred tax asset of $62.6 million reflects adjustments to record the difference between the tax basis and book basis of certain purchase accounting adjustments and the recording of the identifiable intangible assets.

Allen’s results of operations have been included with the company’s since July 16, 2003. Pro forma results of operations, assuming this acquisition occurred on October 1, 2002, are as follows:

	Year Ended September 30, 2003
(Dollars in thousands, except per share amounts)	Andrew	Allen October 1, 2002 to July 15, 2003	Pro Forma Adjustments	Andrew Pro Forma
Sales	$1,011,741	$379,415	—	$1,391,156
Income (loss) from continuing operations	$17,041	$23,218	$(9,341)	$30,918
Preferred stock dividends	(6,459)	(3,067)	—	(9,526)
Income (loss) from continuing operations, available to common shareholders	$10,582	$20,151	$(9,341)	$21,392
Average diluted shares outstanding	109,866	—	43,561	153,427
Income from continuing operations, per common share	$0.10	—	—	$0.14

The Allen pro forma adjustments consist of interest expense and amortization of the intangible assets acquired in the Allen acquisition. The company estimates that it would have had to borrow an additional $48.0 million in notes payable at 3.0%, resulting in an after-tax interest expense of $0.7 million in 2003. The amortization of the $61.4 million of intangibles would have created an additional after-tax amortization expense of $8.6 million in 2003.

In 2004, the company made three acquisitions. In the first quarter, the company acquired selected assets of Channel Master LLC, a U.S. manufacturer of high volume antenna and antenna-related products for the consumer Direct Broadcast Satellite market. Also in the first quarter, the company acquired selected assets of Yantai Fine Cable Company, a Chinese manufacturer of products for telecommunications and broadband cable TV infrastructure markets. The company paid a total of $23.2 million for these acquisitions. These acquisitions resulted in $2.9 million of goodwill, which was assigned to the Antenna and Cable Products operating segment and $11.8 million of intangible assets. The Yantai Fine Cable acquisition includes an earn-out provision, which could result in additional purchase consideration. Under this earn-out provision the company paid $0.6 million in 2005 and could have a potential payment of up to $1.5 million in 2006.

In the second quarter of 2004, the company acquired selected assets of MTS Wireless Components LLC, a supplier of cable accessories and steel components that support the installation of wireless systems including antenna mounts and other equipment support solutions. Total purchase consideration was $27.9 million, consisting primarily of 1,650,000 shares of common stock, valued at an average price of $16.88 per share. These shares represented approximately 1% of the company’s total common shares outstanding at the time of this acquisition. The MTS Wireless Components acquisition resulted in $15.8 million of goodwill, which was assigned to the Antenna and Cable Products operating segment and $1.4 million of intangible assets. Pro forma results of operations, assuming the 2004 acquisitions occurred at the beginning of the period, were not materially different from the consolidated reported results of operations.

In the first quarter of 2005, the company acquired selected assets of ATC Tower Services, Inc., a division of American Tower Corporation that provides site installation services to wireless operators in North America. This acquisition gives the company a national construction service presence and an additional distribution channel for the company’s products. Total purchase consideration was $8.4 million, consisting of $6.2 million in cash and the assumption of $2.2 million of capital leases. A preliminary allocation of the purchase price resulted in $2.4 million of goodwill, which was assigned to the Antenna and Cable Products operating segment. Also in the first quarter of fiscal 2005, the company paid $1.3 million to acquire the remaining 20% interest in a Czech Republic subsidiary that was acquired in the 2003 Allen Telecom acquisition.

In the second quarter of 2005, the company acquired Xenicom Ltd., a United Kingdom based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. Total purchase consideration was $11.3 million. A preliminary allocation of the purchase price resulted in $5.5 million of goodwill, which was assigned to the Network Solutions operating segment, $7.9 million of intangible assets and $2.1 million of deferred tax liabilities. The Xenicom acquisition includes an earn-out provision, which could result in additional purchase consideration of up to 3.0 million British Pounds, or approximately $5.3 million based on current exchange rates, over the next two years.

In the fourth quarter 2005, the company expanded its market-leading Geometrix® mobile location system product line with the acquisition of certain assets of Nortel’s mobile location business for $4.2 million. A preliminary allocation of purchase price resulted in $3.4 million of identifiable intangibles and $0.4 million of goodwill. The company is evaluating the tangible and intangible assets acquired in these 2005 acquisitions and anticipates finalizing the allocation of purchase price in fiscal year 2006. Pro forma results of operations, assuming these 2005 acquisitions occurred at the beginning of the period, were not materially different from the reported results of operations.

After the close of fiscal year 2005, the company entered into a definitive agreement to acquire Skyware Radio Systems GmbH, a German manufacturer of electronic products for broadband satellite communications networks. Under the terms of the agreement, which is subject to review by German antitrust authorities, the company will pay approximately $9.0 million to acquire the stock of Skyware, with additional cash consideration of up to $6.0 million possible if certain financial performance goals are reached over a two-year period.

3. Sale of Assets

The company has completed several asset sales over the last three years as part of the company’s ongoing efforts to rationalize non-strategic and under-performing assets. The company recognized a loss (gain) on the sale of assets of $1.2 million, $10.2 million and $(12.2) million in fiscal year 2005, 2004 and 2003, respectively. Proceeds from the sale of assets were $15.9 million, $7.7 million and $23.2 million is fiscal year 2005, 2004 and 2003, respectively.

In 2005, the company recognized a loss of the sale of assets of $1.2 million and cash proceeds of $6.4 million from the sale of assets. The most significant transactions were the sale of a facility in Reynosa, Mexico acquired from Allen Telecom which was combined with the company’s existing Reynosa facility, the sale of unimproved land in Suzhou, China, and the sale of a facility in Livonia, Michigan that was acquired from Allen Telecom that was accounted for as an asset held for sale. Also in 2005, the company received net cash proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc. The loss on sale of these assets was recognized in fiscal year 2004.

In 2004, the company recognized a loss of $10.2 million on the sale of assets, mainly due to a loss of $11.6 million on the sale of assets of two product lines. The company recognized a $7.1 million loss to write-down assets of its mobile antenna product line to fair value. This loss included $4.5 million of goodwill allocated to these assets based on fair value. The company also sold selected assets from its broadcast manufacturing operations to Electronics Research, Inc. (ERI). For these assets, the company received $3.0 million in cash and $5.8 million in promissory notes. Also in 2004, the company recognized a gain of $1.4 million on several real estate transactions, principally due to the sale of a manufacturing facility in Australia. The net cash proceeds from these transactions were $3.0 million.

In 2003, the company recognized a $12.2 million gain on the sale of real estate and cash proceeds of $15.9 million, primarily from the sale of unimproved land in Orland Park, IL and the sale of the company’s Denton, Texas manufacturing facility. Also in 2003, the company received $7.3 million from the sale of its equipment shelter and wireless accessories business that had been accounted for as discontinued operations.

On August 29, 2005 the company entered into a contract to sell its Orland Park, IL manufacturing facility and corporate headquarters. Andrew anticipates that the sale will result in cash proceeds of approximately $26 million and expects to record a one-time pre-tax gain of approximately $17 million before relocation expenses. This transaction is expected to close in two phases over approximately an eighteen-month period, and approximately 50% of the expected gain would be recorded in each of fiscal 2006 and 2007. The company’s corporate headquarters will relocate to a leased facility in Westchester, IL during the second quarter of fiscal 2006. The company also plans to construct a state-of-the-art manufacturing and office facility in Joliet, IL, and expects construction to be completed in 2007. Relocation and related expenses are expected to range from $10 million to $12 million.

4. Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30
(Dollars in thousands, except per share amounts)	2005	2004	2003

Basic Earnings per Share

Income from continuing operations	$38,858	$28,897	$17,041
Preferred stock dividends	(232)	(707)	(6,459)
Income from continuing operations available to common shareholders	38,626	28,190	10,582
Average basic shares outstanding	161,578	159,659	109,822
Basic income from continuing operations per share	$0.24	$0.18	$0.10

Net income	$38,858	$28,897	$13,857
Preferred stock dividends	(232)	(707)	(6,459)
Net income available to common shareholders	38,626	28,190	7,398
Average basic shares outstanding	161,578	159,659	109,822
Basic net income per share	$0.24	$0.18	$0.07

Diluted Earnings per Share

Income from continuing operations	$38,858	$28,897	$17,041
Preferred stock dividends	(232)	(707)	(6,459)
Income from continuing operations available to common shareholders	38,626	28,190	10,582
Average basic shares outstanding	161,578	159,659	109,822
Effect of dilutive securities: stock options	375	599	44
Average diluted shares outstanding	161,953	160,258	109,866
Diluted income from continuing operations per share	$0.24	$0.18	$0.10

Net income	$38,858	$28,897	$13,857
Preferred stock dividends	(232)	(707)	(6,459)
Net income available to common shareholders	38,626	28,190	7,398
Average basic shares outstanding	161,578	159,659	109,822
Effect of dilutive securities: stock options	375	599	44
Average diluted shares outstanding	161,953	160,258	109,866
Diluted net income per share	$0.24	$0.18	$0.07

In the second quarter of fiscal 2005, the company converted 120,414 shares of convertible preferred stock into 1,387,892 shares of common stock. Under the if-converted method, these convertible shares would have increased the diluted average shares outstanding by 621,081 for the twelve months ended September 30, 2005. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share. The company had 120,414 shares of convertible preferred stock outstanding at September 30, 2004 that could have been potentially converted into 1,387,892 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share.

Options to purchase 7,117,921, 6,363,000 and 5,530,000 shares of common stock in 2005, 2004 and 2003, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

The company also has outstanding warrants issued as part of a litigation settlement with True Position (see Note 2, Business Acquisitions) that could result in the issuance of up to 1,000,000 shares of common stock. These warrants have an exercise price of $17.70 per share and expire on January 16, 2008. These shares were not included in the calculation of diluted earnings per share because the exercise price of these warrants was greater than the average market price of the common shares.

5. Benefit Plans

The company has two defined benefit plans, one that covers approximately 651 current and former employees of the company’s United Kingdom subsidiary and a frozen plan that was acquired from Allen Telecom that covers approximately 1,615 former employees of Allen Telecom.

In addition to these defined benefit plans, other employees of Andrew Corporation and its subsidiaries participate in various retirement plans, principally defined contribution profit sharing plans. The amounts charged to earnings for these plans in 2005, 2004 and 2003 were $8.6 million, $8.0 million and $6.1 million, respectively.

Benefits payable under the United Kingdom defined benefit plan are based on employees’ final pension-eligible salaries. The measurement date for the plan is September 30. The company’s accumulated benefit obligation under this plan was $59.4 million and $51.3 million at September 30, 2005 and 2004, respectively. At September 30, 2005 the fair value of plan assets exceeded the accumulated benefit obligation by $5.7 million. At September 30, 2004 the accumulated benefit obligation exceeded the fair value of plan assets by $6.5 million. There was no minimum pension liability recorded to deferred liabilities and to other comprehensive loss as the fair value of plan assets exceeded the accumulated benefit obligation at September 30, 2005.

An amendment made to the UK plan in 2004 increased the pension benefit obligation by $5.1 million at September 30, 2004 and increased the amortization of unrecognized prior service costs by $0.2 million in fiscal year 2004. A reconciliation of the plans’ projected benefit obligations, fair values of plan assets, and funded status is as follows:

	September 30
(Dollars in thousands)	2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$78,025	$66,123
Prior service costs – 2004 plan amendment	—	5,112
Service costs	1,659	2,767
Interest costs	4,186	3,793
Contribution by plan participants	862	761
Actuarial (gain) loss	11,147	(4,592)
Disbursements	(1,977)	(1,438)
Foreign currency translation adjustment	(1,684)	5,499
Projected benefit obligation at end of the year	92,218	78,025

Change in plan assets
Fair value of plan assets at beginning of the year	44,823	36,951
Actual return on plan assets	11,013	3,911
Company contribution	11,424	1,521
Contribution by plan participants	862	761
Disbursements	(1,977)	(1,438)
Foreign currency translation adjustment	(1,049)	3,117
Fair value of plan assets at end of the year	65,096	44,823

Funded status of the plan	(27,122)	(33,202)
Unrecognized prior service costs	4,780	5,210
Unrecognized actuarial loss	24,434	22,366
Net amount recognized	2,092	(5,626)

Amounts recognized on balance sheet consist of:
Deferred liabilities	2,092	(6,522)
Intangible asset	—	896
Net amount recognized	$2,092	$(5,626)

The components of net periodic pension costs recognized in income are as follows:

(Dollars in thousands)	2005	2004	2003
Service costs	$1,659	$2,767	$1,176
Interest costs	4,186	3,793	2,854
Expected return on plan assets	(3,159)	(2,499)	(1,964)
Amortization of unrecognized net assets	—	—	—
Amortization of unrecognized prior service costs	327	227	42
Amortization of net loss	756	1,149	1,012
	$3,769	$5,437	$3,120
The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income:
	2005	2004	2003
Discount rate	5.50%	5.30%	5.50%
Annual compensation increase	3.70%	3.70%	3.50%
Expected return on plan assets	6.40%	6.45%	6.50%
Post-retirement pension increase	2.70%	2.70%	2.50%

The weighted average actuarial rate assumptions used to determine the benefit obligation at September 30 were as follows:
	2005	2004
Discount rate	5.00%	5.50%
Annual compensation increase	3.90%	3.70%
Expected return on plan assets	5.90%	6.40%
Post-retirement pension increase	2.90%	2.70%

The plan’s assets are held by a trust, the Andrew Ltd. Pension and Life Assurance Plan, and an independent third party manages the investments. The plan assets are invested in equity and debt securities and are not directly invested in the company’s common stock. The percentages of equity securities in total plan assets were 79% and 78% at September 30, 2005 and 2004, respectively. Debt securities were 21% and 22% of total plan assets at September 30, 2005 and 2004, respectively.

The trustees of the Andrew Ltd. Pension and Life Assurance Plan have determined a long-term strategic benchmark mix of asset types and ranges within which the investment manager may operate with discretion. Target allocation percentages of equity securities were 79% and 75% at September 30, 2005 and 2004, respectively. Target allocations of debt securities were 21% and 25% at September 30, 2005 and 2004, respectively, and are split evenly between government bonds and corporate bonds.

The expected return on assets is calculated assuming the target asset allocation and equity returns of 2% in excess of an appropriate government bond index together with the gross redemption yields on an appropriate government bond index and corporate bond index.

The company contributed $11.4 million to the plan in 2005. The company expects to contribute $1.9 million to the plan in 2006. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan:

(Dollars in thousands)
2006	$1,240
2007	1,159
2008	1,372
2009	1,764
2010	1,436
2011 – 2015	14,993
Total estimated benefits	$21,964

With the acquisition of Allen Telecom on July 15, 2003, the company assumed the Allen noncontributory defined benefit plans as well as post-retirement medical and life insurance plans. The Allen defined benefit pension plans were frozen following the completion of the merger and cover the majority of the full-time domestic salaried and hourly employees of the former Allen Telecom. At the time these plans were frozen, the pension benefit provided to salaried employees was based on years of service and compensation for up to a ten year period prior to the plan freeze, while the benefit provided to hourly employees was based on specified amounts for each year of service prior to the plan freeze.

Domestic pension costs are funded in compliance with requirements of the Employee Retirement Income Security Act of 1974. The measurement date for these plans is September 30. At September 30, 2005, the accumulated benefit obligation under these plans was $52.2 million, which exceeded the fair value of the plan assets by $11.9 million. In fiscal year 2005 the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company anticipates that the plan will be fully funded and terminated during fiscal 2006. The company estimates that additional contributions of up to $10 million by the end of 2006 will be required to fully fund and terminate this plan based on current actuarial projections.

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

A reconciliation of the plans’ projected benefit obligations, fair values of plan assets, and funded status are as follows:

	Pension Benefits			Medical Plans and Other Benefits
(Dollars in thousands)	2005	2004		2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$ 66,198	$ 70,419		$12,778	$9,989
Purchase accounting – projected benefit obligation acquired July 15, 2003	—	(275)		—	873
Service costs	124	151		199	691
Interest costs	1,885	1,928		691	819
Amendments	—	—		—	(4,398)
Settlements	—	(3,867)		—	—
Actuarial (gain) loss	(13,281)	587		996	5,713
Disbursements	(2,752)	(2,745)		(1,126)	(909)
Projected benefit obligation at end of the year	52,174	66,198		13,538	12,778

Change in plan assets
Fair value of plan assets at beginning of the year	36,707	27,927		—	—
Actual return on plan assets	3,061	3,742		—	—
Company contribution	3,283	11,650		1,126	909
Disbursements	(2,752)	(2,745)		(1,126)	(909)
Settlements	—	(3,867)		—	—
Fair value of plan assets at end of the year	40,299	36,707		—	—

Funded status of the plan	(11,875)	(29,491)		(13,538)	(12,778)
Unrecognized actuarial (gain) loss	(15,896)	(2,189)		7,263	6,901
Unrecognized prior service costs	—	—		(2,326)	(2,865)
Net accrued pension costs (recorded in deferred liabilities)	$(27,771)	$(31,680)		$(8,601)	$(8,742)

The components of net periodic pension costs are as follows:
	Pension Benefits			Medical Plans and Other Benefits
(Dollars in thousands)	2005	2004	2003	2005	2004	2003
Service costs	$ 124	$ 151	$ 38	$199	$691	$216
Interest costs	1,885	1,928	505	691	819	377
Expected return on plan assets	(2,635)	(2,315)	(448)	—	—	—
Amortization of prior service costs	—	—	—	(539)	(45)	—
Amortization of initial net obligation	—	—	—	—	136	147
Amortization of net loss	—	—	—	635	340	48
Settlement loss	—	61	—	—	—	—
	$ (626)	$ (175)	$ 95	$986	$1,941	$788

The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income and the benefit obligation at September 30:

	Pension Benefits			Medical Plans and Other Benefits
	2005	2004	2003	2005	2004	2003
Net Periodic Benefit Costs
Discount rate	2.90%	2.90%	2.90%	5.00%	5.75%	4.70%
Return on plan assets	7.00%	7.00%	7.00%	na	na	na
Benefit Obligation
Discount rate	5.00%	2.90%	2.90%	5.00%	5.75%	4.70%

The increase in the pension plan discount rate from 2.9% in 2004 to 5.0% in 2005 is the result of revised assumptions related to the plan’s planned 2006 termination. The actuarial gain of $13.3 million in 2005 is primarily the result of this discount rate change. The 2.9% discount rate in 2004 was based on the assumption that the plan would not be terminated for at least five years. The 5.0% discount rate in 2005 is based on a plan termination in 2006.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. A one-percentage-point increase or decrease in the assumed health care cost trend rates would affect the aggregate of service and interest cost components by $0.07 million or ($0.06) million, respectively, and would affect the post-retirement benefit obligation by $0.9 million and ($0.8) million, respectively.

In determining its expected long term rate of return on assets for the fiscal year ended September 30, 2005, the company considered historical experience, its asset allocation, expected future long term rates of return for each major asset class, and an assumed long-term inflation rate. The trustees of the Allen Telecom Corporate Retirement Plan have an investment objective to invest plan assets in a manner that will assure sufficient resources to pay current and projected plan obligations over the life of the plan and minimize the need for additional contributions. The trustees also have an objective to ensure plan expenses are competitive with the marketplace.

In 2005, the assets of the pension plan were transferred to debt securities from primarily equity securities. The asset transfers were completed to create a more conservative, stable asset base from which to provide benefits for the frozen plan. The company’s pension benefit plan weighted-average asset allocation at fiscal year-end 2005 and 2004 and target allocation for 2006 were as follows:

	Target Allocation	Percentage of Pension Plan Assets at Fiscal Year End
	2006	2005	2004
Equity securities	0%	0%	76%
Debt securities	100%	100%	11%
Other	0%	0%	13%
	100%	100%	100%

The company is not required to make contributions to the pension benefit plans nor its other benefit plans in 2006, though the company may opt at its discretion to contribute to these plans. The following benefit payments are expected to be paid if these plans are not terminated by the company:

(Dollars in thousands)	Pension Benefits	Medical Plans and Other Benefits
2006	$ 2,624	$ 1,051
2007	2,631	1,058
2008	2,656	1,090
2009	2,696	1,106
2010	2,731	1,138
2011 – 2015	14,748	5,492
Total estimated benefits	$28,086	$10,935

6. Financing

Lines of Credit and Short Term Borrowings

In fiscal 2005, the company entered into a new $250 million revolving line of credit with a group of fourteen lenders led by Bank of America, NA as administrative agent and Citicorp North America, Inc. as the syndication agent. This new agreement expires in September 2010 and replaces the company’s previous $170 million revolving line of credit agreement. The maximum outstanding during 2005 under these lines of credit was $29.3 million and the weighted average interest rate for these borrowings was 6.8%. The company had $8.2 million in borrowings under this line of credit at September 30, 2005.

Under the terms of the revolving line of credit agreement, the company must meet various requirements, including maintaining a minimum net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a fixed charges coverage ratio and limits on the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the borrowing under this credit agreement. At September 30, 2005, the company had the ability to utilize the entire $250 million. The company is in compliance with all of these requirements as of September 30, 2005.

Several of the company’s foreign subsidiaries maintain credit agreements. The company’s Brazilian subsidiary has a $3.0 million multicurrency line of credit agreement with ABN-AMRO for which there were no borrowings or outstanding amounts during 2005. The company’s Suzhou, China based subsidiary had a $7.5 million line of credit agreement with Bank of America which expired on September 30, 2005. This credit line had no outstanding amounts or activity during fiscal year 2005. The company’s Indian subsidiary opened a $15 million line of credit agreement in 2005. The maximum borrowings under this agreement were $9.2 million at an average interest rate of 7.0%. At September 30, 2005 there was $8.2 million outstanding under this agreement.

Long-Term Debt

Long-term debt at September 30, 2005 consisted of the following:

(Dollars in thousands)	2005	2004
Convertible subordinated notes	$240,000	$240,000
9.52% senior notes payable to insurance companies in annual installments through 2005	—	4,546
6.65% senior notes payable to insurance companies in annual installments through 2008	23,500	31,332
6.74% senior notes payable to insurance companies in 2008	9,000	9,000
EURO loans from Italian Ministry of Industry; $2,237 at average fixed rate of 2.85%, and $1,339 at an average fixed rate of 3.66%	3,576	3,612
EURO loans from San Paolo Bank; $2,393 at average fixed rate of 2.00% and $5,382 at a variable rate	7,775	8,736
Capital lease obligations (see Note 10)	2,310	1,490
Other	—	179
Total Debt	286,161	298,895

Less: Current portion	(10,557)	(14,051)
Total Long-Term Debt	$275,604	$284,844

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

The amounts of long-term debt maturing after September 30, 2005 are as follows:

(Dollars in millions)	2006	2007	2008	2009	2010	Thereafter
	$10.6	$9.9	$18.9	$1.5	$1.3	$244.0

Cash payments for interest on all borrowings were $12.9 million, $13.2 million and $3.3 million in 2005, 2004 and 2003, respectively.

At September 30, 2005 the company estimated the fair value of its long-term debt to be $294.0 million compared to its carrying value of $286.2 million. The difference between fair value and carrying value was predominantly due to the convertible subordinated notes, for which the company estimated the fair value based on current market price. The company estimated the fair value of its remaining long-term debt by discounting the future cash outflows of debt and interest payments using estimated current market rates for instruments with similar risk and term to maturity.

Letters of Credit

The company utilizes letters of credit to back certain financing instruments, insurance policies and payment obligations. These letters of credit are with various financial institutions and have terms of three years or less. The letters of credit outstanding at September 30, 2005 and 2004 were $14.2 million and $12.5 million, respectively.

7. Restructuring and Integration

At September 30, 2005, the company’s total restructuring reserve balance was $13.4 million, which is comprised of $3.9 million for its 2002 restructuring plan, $4.3 million for its Allen Telecom acquisition integration plan and $5.2 million for the Channel Master integration plan. In addition to these plans, the company incurred restructuring charges in operating expense of $5.3 million and $3.6 million in 2005 and 2004, respectively, as part of the company’s integration plans and other cost cutting initiatives that were expensed as incurred.

Restructuring Reserve

In 2002, the company initiated a plan to restructure its operations. As part of this plan the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million, consisting of inventory provisions of $11.1 million, charged to cost of products sold, and an operating expense charge of $24.9 million. In 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs. The remaining reserve balance at September 30, 2005 of $4.0 million relates to a leased facility previously used by the Base Station Subsystems operating segment.

Since the start of this restructuring initiative in 2002, the company has paid severance costs of $17.3 million to 1,226 employees and $9.4 million for lease cancellation and other costs. The company paid severance benefits of $1.5 million to 126 employees under these plans in 2005 and $2.8 million to 244 employees in 2004. At September 30, 2005 the company has accrued $4.0 million of lease cancellation costs that are scheduled to continue through 2007. The company incurred total cash costs under these plans of $3.4 million and $9.1 million in 2005 and 2004, respectively. A summary of the restructuring reserve activity for 2004 and 2005 is as follows (dollars in thousands):

2004 Restructuring Reserve Activity	Reserve Balance Sept. 30, 2003	2004 Expense	Utilization of Reserve in 2004	Reserve Balance Sept. 30, 2004
Severance	$0	$4,286	$(2,784)	$1,502
Lease cancellation and other costs	8,907	3,243	(6,314)	5,836
Total Restructuring Reserve Balance	$8,907	$7,529	$(9,098)	$7,338
2005 Restructuring Reserve Activity	Reserve Balance Sept. 30, 2004	2005 Expense	Utilization of Reserve in 2005	Reserve Balance Sept. 30, 2005
Severance	$1,502	$0	$(1,502)	$0
Lease cancellation and other costs	5,836	0	(1,870)	3,966
Total Restructuring Reserve Balance	$7,338	$0	$(3,372)	$3,966

Allen Telecom Acquisition Integration Reserve

As part of the Allen Telecom acquisition, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed write-offs assets and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in expected inventory write-offs. Integration reserves established in purchase accounting were accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom. The company finalized these integration plans in the fourth quarter of 2004.

Included in the Allen Telecom integration reserve were costs to close a facility in France. In fiscal year 2005, the company determined that it would continue to operate in this facility. The company reversed $2.7 million in severance and $0.9 million of lease cancellation and other costs that had been accrued for the closing of this facility. The reversal of this accrual was treated as a decrease in liabilities acquired from Allen Telecom resulting in a $3.6 million decrease in goodwill.

Since the start of these integration efforts in 2003, the company has paid severance costs of $14.3 million to 407 employees and $9.2 million for lease cancellation and other costs. In 2005, the company paid severance benefits of $2.2 million to 75 employees. Net cash costs incurred under this plan in 2005 were $3.1 million. The company anticipates paying severance benefits to 80 employees and expects to substantially complete its integration activities in 2006. The remaining reserve balance at September 30, 2005 of $4.3 million primarily relates to the Base Station Subsystems business. A summary of integration reserve activity for 2004 and 2005 is as follows (dollars in thousands):

2004 Integration Reserve Activity	Reserve Balance Sept. 30, 2003	2004 Purchase Accounting	Utilization of Reserve In 2004	Reversal of Accrual	Reserve Balance Sept. 30, 2004
Severance	$11,189	$3,966	$(8,876)	$0	$6,279
Lease cancellation and other costs	318	10,177	(5,225)	0	5,270
Total Integration Reserve Balance	$11,507	$14,143	$(14,101)	$0	$11,549
2005 Integration Reserve Activity	Reserve Balance Sept. 30, 2004	2005 Purchase Accounting	Utilization of Reserve In 2005	Reversal of Accrual	Reserve Balance Sept. 30, 2005
Severance	$6,279	$0	$(2,170)	$(2,683)	$1,426
Lease cancellation and other costs	5,270	0	(1,530)	(872)	2,868
Total Integration Reserve Balance	$11,549	$0	$(3,700)	$(3,555)	$4,294

Channel Master Acquisition Integration Reserve

As part of the Channel Master acquisition, the company accrued an integration reserve for costs to restructure Channel Master’s U.S. manufacturing operations. The initial cost estimate of $5.2 million was comprised of a $2.9 million provision for relocation and restructuring of manufacturing operations and $2.3 million to pay severance benefits to approximately 245 employees. The $5.2 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired. Channel Master’s operations are included in the Satellite Communications segment.

The company expects to substantially complete its integration activities in 2007. A summary of integration reserve activity for 2005 is as follows (dollars in thousands):

2005 Channel Master Reserve Activity	Reserve Balance Sept. 30, 2004	2005 Purchase Accounting	Utilization of Reserve in 2005	Reserve Balance Sept. 30, 2005
Severance	$0	$2,327	$(34)	$2,293
Lease cancellation and other costs	0	2,879	0	2,879
Total Channel Master Reserve Balance	$0	$5,206	$(34)	$5,172

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

	Year Ended September 30
(Dollars in thousands)	2005	2004	2003
Sales	$—	$—	$8,214
Cost of sales	—	—	9,807
Gross profit (loss)	—	—	(1,593)
Operating expenses	—	—	2,956
Loss before income taxes	—	—	(4,549)
Income tax benefit	—	—	(1,365)
Loss from discontinued operations	$—	$—	$(3,184)

The company had no assets or liabilities relating to these discontinued businesses at September 30, 2005 or at September 30, 2004.

9. Income Taxes

The income tax provision consists of the following:

	Year Ended September 30
(Dollars in thousands)	2005	2004	2003
Current Provision
Federal	$—	$—	$1,767
State	742	600	(768)
Foreign	17,876	17,223	10,057
	18,618	17,823	11,056
Deferred Provision (Benefit)
Federal	(3,842)	(4,342)	(6,354)
State	5,012	(403)	(591)
Foreign	4,533	327	(519)
	5,703	(4,418)	(7,464)

Provision for Income Tax Expense	$24,321	$13,405	$3,592

Income Taxes Paid (net of income tax refunds received)	$9,852	$17,649	$7,814

Components of Income from Continuing
Operations before Income Taxes
United States	$4,355	$(28,771)	$(20,358)
Non-United States	58,824	71,073	40,991
	$63,179	$42,302	$20,633

A reconciliation of the federal statutory rate to the company’s actual tax rate is provided below:

	Year Ended September 30
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Export sales benefit	(0.8)	(1.1)	(8.5)
State taxes, net of federal benefit	(0.4)	2.2	(1.3)
Foreign income at other than U.S. rates	0.5	(8.4)	13.9
Income tax credits	(10.6)	(10.9)	(39.2)
Withholding taxes	2.0	2.2	6.2
Settlement of statutory examinations	(3.6)	0.0	0.0
Capital loss utilization	0.0	0.0	(14.1)
Change in Ohio state tax law	8.5	0.0	0.0
Valuation allowances	11.0	15.1	30.5
Other	(3.1)	(2.4)	(5.1)
Effective Tax Rate	38.5%	31.7%	17.4%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which the company operates.

During the fiscal year ended September 30, 2005, the state of Ohio enacted changes to its tax laws whereby the Ohio franchise tax, which is generally based on federal taxable income, will be phased out between 2006 and 2010. As a result of this change in tax law, the company recorded a valuation allowance of $5.0 million against its deferred tax asset for Ohio net operating loss carryforwards, which the company believes it will more likely than not be unable to utilize during the phase-out period. In addition, the company recorded a tax provision of $0.4 million to adjust the carrying value of its net deferred tax asset for the change in Ohio tax law.

The Internal Revenue Service concluded examination of the company’s federal income tax returns for the fiscal years ended September 30, 1999 through September 30, 2002 in November 2004. The company recognized a tax benefit of $0.8 million during fiscal 2005 relating to the favorable resolution of previously reserved tax positions claimed during the examination period. In addition, the company also recognized a tax benefit of $1.5 million during fiscal 2005 relating to the favorable resolution of examinations in foreign jurisdictions. Principal components of the company’s net asset/(liability) representing deferred income tax balances are as follows:

	September 30
(Dollars in thousands)	2005	2004
Deferred Tax Assets
Restructuring reserves	$5,468	$9,610
Recoverable taxes	—	7,191
Tax loss carryforwards	86,173	88,586
Tax credit carryforwards	36,010	32,868
Employee benefits	20,817	21,952
Inventory and warranty	16,205	13,581
Deferred revenue	7,960	3,933
Other accrued liabilities	17,865	17,615
Total Deferred Tax Assets	190,498	195,336
Less: Valuation allowances	(49,186)	(42,289)
Net Deferred Tax Assets	$141,312	$153,047

Deferred Tax Liabilities
Depreciation and amortization	$(21,276)	$(30,671)
Undistributed foreign earnings	(23,831)	(21,715)
LIFO reserve	(6,021)	(6,603)
R&D costs	(4,233)	(3,536)
Other deferred income/expense	(21,699)	(25,387)
Total Deferred Tax Liabilities	$(77,060)	$(87,912)
Net Deferred Tax Asset	$64,252	$65,135
Deferred Taxes as Recorded on the Balance Sheet
Current deferred tax asset	$35,230	$17,820
Non-current deferred tax asset	29,022	47,315
Net Deferred Tax Assets	$64,252	$65,135

At September 30, 2005, the current deferred tax asset, net of current taxes payable and current deferred tax liabilities, was reported in other current assets on the consolidated balance sheet. The non-current deferred tax asset, net of non-current deferred tax liabilities, was reported in other assets on the consolidated balance sheet.

The deferred tax asset for tax loss carryforwards includes U.S. net operating loss carryforwards of $172.3 million, which will begin to expire in 2018; U.S. capital loss carryforwards of $4.1 million, which will begin to expire in 2007; state net operating loss carryforwards of $164.8 million, which will begin to expire in 2006; and foreign net operating loss carryforwards of $38.9 million, which will begin to expire in 2007. The deferred tax asset for tax credit carryforwards includes U.S. foreign tax credit carryforwards of $11.8 million, which will begin to expire in 2009, U.S. research tax credit carryforwards of $20.2 million, which will begin to expire in 2010, and U.S. and state alternative minimum tax credit carryforwards of $4.0 million with no expiration.

Valuation allowances totaling $49.2 million have been established and include $8.7 million related to state net operating loss carryforwards, $8.5 million related to the foreign net operating loss carryforwards, $7.7 million related to the foreign tax credit carryforwards, $20.2 million related to research tax credit carryforwards, and $4.1 million related to other U.S. and foreign deferred tax assets, the realization of which is uncertain. The current year increase includes valuation allowances attributable to additional state and foreign net operating losses and tax credits carried forward.

No provision has been made for income taxes of $35.6 million at September 30, 2005, which would be payable in the event that all undistributed earnings of certain foreign subsidiaries were repatriated. The company plans to continue its foreign operations, and anticipates the utilization of tax planning strategies to offset tax liabilities associated with the payment of dividends from these subsidiaries. While the company realizes local benefits associated with tax holidays in China, a tax provision in the amount of $23.8 million has been recorded to reflect the tax cost associated with the repatriation of that portion of undistributed earnings of the company’s Chinese subsidiaries not considered to be permanently reinvested.

The American Jobs Creation Act of 2004 enacted in October 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The repatriation of income from the company’s foreign subsidiaries could significantly impact the company’s effective tax rate. The company has not yet determined whether or to what extent, it would repatriate foreign earnings.

As of September 30, 2004, the company stated approximately 21% of its inventories under the last-in, first-out (LIFO) method of accounting. Effective October 1, 2004, the company elected to discontinue the use of the LIFO method for income tax purposes. As of October 1, 2004, the company had a LIFO reserve for income tax purposes of $21.4 million. The company will recognize the $21.4 million LIFO reserve as taxable income ratably over a four-year period beginning with the fiscal year ended September 30, 2005.

10. Commitments and Contingencies

Leases

The company’s leases consist primarily of facilities and equipment and expire between 2006 and 2013. Annual rental expense for operating leases included in results from continuing operations was $24.3 million, $19.6 million, and $14.0 million in 2005, 2004, and 2003, respectively. Future minimum payments under noncancellable operating and capital leases having a remaining term in excess of one year at September 30, 2005 are as follows:

(Dollars in thousands)	Operating	Capital
2006	$14,976	$1,725
2007	14,084	352
2008	12,757	233
2009	11,107	—
2010	9,065	—
Thereafter	11,129	—

Total minimum lease payments	$73,118	$2,310

At September 30, 2005 the company had $2.5 million of assets recorded under capital leases that are included in Property, Plant and Equipment.

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

The following is an analysis of product warranty reserves:

	September 30
(Dollars in thousands)	2005	2004
Warranty reserves at beginning of the year	$18,900	$12,470
Accrual for warranties issued	15,851	16,547
Warranty settlements made	(24,485)	(10,477)
Warranty expirations and adjustments	(136)	360
Product recall	16,624	—
Warranty reserves at end of the year	$26,754	$18,900

In 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines. This $16.6 million was comprised of a first quarter 2005 charge of $19.8 million and a fourth quarter recovery from a third-party vendor of $3.2 million. The company anticipates that the repair and replacement of installed units will be completed over the next twelve months. In fiscal 2005, the company paid $9.0 million for this component failure, which is included in warranty settlements in the table above.

Legal Proceedings

In 2005, the company incurred $5.5 million of litigation and settlement costs, recorded in sales and administration expense, in connection with the resolution of two litigation matters. On December 12, 2003, Antel Holding, Ltd. (Antel) a subsidiary of Group Menetap, Ltd., filed a Notice of Arbitration and Statement of Claim with the American Arbitration Association. The claim related to the purchase by Antel of the company’s interest in certain Russian ventures pursuant to a Share Purchase and Sale Agreement dated November 5, 2001. The Statement of Claim asserted that the company breached warranties and representations in connection with the sale and that Antel was thereby damaged in an amount to be proven up to the indemnification limit of $40 million. The matter was heard before an arbitration panel in March 2005, and on April 15, 2005, the panel dismissed all claims and ruled that the company had no liability to Antel.

On May 12, 2003, Ronald J. Huff and George D. Dill (“Plaintiffs”) filed a Complaint in the Santa Clara County, California Superior Court alleging that Andrew used its position as an investor in Comtier, a California corporation founded by Plaintiffs, to take unfair advantage of the assets and opportunities of Comtier. In 2005, the company reached a definitive agreement with the Plaintiffs to settle all litigation between the parties.

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. The company intends to defend this litigation vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

11. Shareholders’ Equity

Common Stock

Shareholders of the company have authorized the issuance of 400,000,000 shares of common stock with a par value of $.01 per share. As of September 30, 2005, 160,919,483 shares of common stock were outstanding. Each outstanding common share has attached to it a one share purchase right that, until exercisable, cannot be transferred apart from the company’s common stock. Such rights, as amended, become exercisable under certain circumstances when a potential acquiror acquires or takes certain steps to acquire 20% or more of the company’s common stock. Upon the occurrence of such an event, each right held by shareholders other than the acquiror may be exercised to receive that number of shares of common stock of the company (or in certain circumstances, preferred stock, debt securities, cash or other assets of the company or stock of the acquiring company), which at the time of such transaction have a market value of two times the exercise price of the right. The rights expire on December 16, 2006 unless extended by the Board, and are redeemable by the Board at a price of $0.001 per right at any time before any person or group acquires 20% or more of the company’s common stock.

In 1997, the company’s Board of Directors authorized the company to repurchase up to 15 million common shares. Under this plan, the company repurchased a total of 11,785,432 shares at a cost of $222.2 million from 1997 to 2000. In August 2003, the company’s Board of Directors authorized the company to repurchase an additional 15 million shares of its common stock. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. In 2005 and 2004, the company repurchased 1,600,000 shares at a cost of $18.2 million and 225,000 shares at a cost of $2.5 million under these stock buy-back programs, respectively.

Common stock issued, outstanding and held in treasury is summarized in the table below:

	Year Ended September 30
	2005	2004	2003
Shares of Common Stock – Issued
Balance at beginning of year	161,015,917	160,900,657	102,718,210
Shares issued in Allen Telecom acquisition	—	—	55,229,795
Shares issued for conversion of preferred stock	1,372,906	115,260	2,942,652
Shares issued for stock options	87,690	—	10,000
Balance at End of Year	162,476,513	161,015,917	160,900,657

Shares of Common Stock – Held in Treasury
Balance at beginning of year	148,950	2,608,290	4,500,493
Stock repurchase	1,600,000	225,000	5,000,000
Stock issued in MTS acquisition	—	(1,621,429)	—
Shares issued for conversion of preferred stock	(14,984)	(614,403)	(6,362,863)
Stock options and other plans	(176,936)	(448,508)	(529,340)
Balance at End of Year	1,557,030	148,950	2,608,290

At September 30, 2005 the company had 16,843,504 shares of common stock that could potentially be issued under various stock plans described in Note 12. The company also has outstanding warrants issued as part of a litigation settlement with True Position (see Note 2, Business Acquisitions) that could result in the issuance of 1,000,000 shares. These warrants have an exercise price of $17.70 per share and expire on January 16, 2008. The company also has an additional 17,531,568 shares that could potentially be issued if the company’s convertible notes are converted. (see Note 6, Financing)

Convertible Preferred Stock

In 2003, as part of the Allen Telecom merger, the company issued 991,070 shares of Series A 7.75% convertible preferred stock. This convertible preferred stock had no par value and a liquidation preference of $50.00 per share plus accrued and unpaid dividends. Each share of preferred stock was convertible, at the option of the holder at any time, into shares of common stock of the company at an initial conversion rate of $4.338 per share (equivalent to a conversion rate of 11.526 shares of common stock at a liquidation preference of $50.00).

The company has paid regular quarterly preferred stock dividends of $0.2 million, $0.5 million and $0.8 million in 2005, 2004 and 2003, respectively. In 2004 and 2003, in a series of privately negotiated transactions, the company paid preferred shareholders to induce early conversion into the company’s common stock. In 2004, the company paid and expensed $0.2 million to convert 63,306 shares into 729,663 shares of the company’s common stock, and in 2003 the company paid and expensed $5.7 million to convert 807,350 shares into 9,305,515 shares of the company’s common stock.

On or after February 20, 2005, the company had the option to require conversion of all outstanding convertible preferred shares. In March 2005, the company exercised this option and converted the remaining 120,414 preferred shares into 1,387,890 shares of the company’s common stock.

12. Stock-Based Compensation

The company currently maintains long-term Management Incentive Programs (MIP), which provide for the issuance of up to 17,112,500 common shares in the form of stock options, deferred stock units (DSU’s) and other restricted stock awards to key officers and other employees. Options granted under these plans generally vest over a four-year period and expire ten years after the grant date. In 2005, the company vested options that had an exercise price above the current market price, resulting in the early vesting of options to purchase approximately 270,000 shares with an exercise price of $12.00 or more per share. In fiscal 2005, there were options to purchase 1,553,400 shares granted under these plans. Of the options granted in 2005, options to purchase 1,424,500 shares were immediately vested and included a restriction on the resale of the underlying shares of common stock. At September 30, 2005 there were 5,269,063 shares available for issuance under these plans.

In fiscal 2005, the company granted 456,100 DSUs under the MIP. The weighted average fair value of these DSUs was $13.28. DSUs granted under these plans vest four years after the grant date and each DSU entitles the participant to one share of company common stock on the vesting date. In fiscal 2004, the company granted 363,200 DSUs under the MIP. The weighted average fair value of these DSUs was $11.91. DSUs granted in 2004 vest over a three year period after the grant date and each DSU entitles the participant to one share of company common stock on the vesting date. Compensation costs for the DSUs are recognized on a straight-line basis over the vesting period and are based on the market price of the company’s stock on the date of grant.

The company maintains plans for non-employee directors that provide for the issuance of up to 1,812,500 common shares. Prior to fiscal 2004 the company granted options under these plans that vest over a five-year period and expire ten years after grant. In fiscal 2005, there were 35,000 DSUs granted under these plans. The weighted average fair value of these DSUs was $13.28. DSUs granted under these plans vest four years after the grant date and each DSU entitles the participant to one share of company common stock on the vesting date. Compensation costs for the DSUs are recognized on a straight-line basis over the vesting period and are based on the market price of the company’s stock on the date of grant. The weighted average fair value of these DSUs was $13.28. At September 30, 2005 there were 416,864 shares available for issuance under these plans.

In connection with the Allen Telecom merger, Allen stock options outstanding at July 15, 2003 were converted into Andrew stock options. The company granted a total of 430,473 options for these conversions. These options are fully vested and expire at various dates over the next two years.

The company has an Employee Stock Purchase Plan (ESPP) that allows all U.S. and certain non-U.S. employees with six months of service as of the annual offering date to participate in this plan and contribute up to 5% of their base salary to this plan. The plan authorizes up to 3,471,875 shares of common stock to be sold to employees at 85% of market value. All shares issued under this plan are restricted and cannot be sold for one year following the date of purchase. In fiscal year 2005, there were 64,744 shares purchased by employees under the plan. At September 30, 2005 there were 1,800,199 shares available under the ESPP.

A summary of the company’s stock option activity and related information follows:

	Year Ended September 30
	2005	2004	2003
Outstanding at beginning of year	8,129,643	6,818,117	5,690,317
Granted	1,553,400	1,786,875	1,621,948
Expired or cancelled	(1,042,892)	(142,614)	(438,272)
Exercised	(104,347)	(332,735)	(55,876)
Outstanding at End of Year	8,535,804	8,129,643	6,818,117

Exercisable at End of Year	7,527,072	5,713,252	4,193,768

Weighted Average Exercise Price
Outstanding at beginning of year	$18.17	$19.32	$22.20
Granted	14.38	12.16	9.87
Expired or cancelled	19.45	16.79	23.20
Exercised	10.97	9.96	8.03
Outstanding at End of Year	17.41	18.17	19.32
Exercisable at End of Year	$18.29	$21.02	$21.26

The weighted average fair value of options granted during fiscal years 2005, 2004, and 2003, was $8.88, $7.07, and $4.42, per share, respectively. The weighted average life of options outstanding as of September 30, 2005 was 6.02 years. The range of exercise prices for options outstanding and exercisable at September 30, 2005 was $8.91 to $38.17.

	$8.91 -	$11.22 -	$13.03 -	$17.11 -	$19.12 -	$22.65 -	$27.19 -
Range of Exercise Prices	$10.17	$12.82	$16.94	$18.22	$22.19	$24.94	$38.17	Total
Outstanding Options	984,513	1,574,870	1,985,026	768,278	1,083,217	1,711,575	428,325	8,535,804
Weighted Average
Exercise Price	$9.41	$11.44	$14.86	$17.62	$21.39	$23.17	$36.20	$17.41
Average Life	7.18	7.88	7.90	4.24	4.82	4.24	1.24	6.02
Exercisable Options	726,040	824,611	1,985,026	768,278	1,083,217	1,711,575	428,325	7,527,027
Weighted Average
Exercise Price	$9.40	$10.72	$14.86	$17.62	$21.39	$23.17	$36.20	$18.29

13. Segment and Geographic Information (Restated)

The company previously reported two operating segments – Wireless Infrastructure and Satellite Communications. Following management’s review of the aggregation criteria for combining certain product business units into one reporting segment as provided for in Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, management determined to begin reporting in five operating segments – Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications – commencing with the financial statements for the fiscal year ended September 30, 2005.

The Antenna and Cable Group offers a diverse product line for the wireless infrastructure market. The principal products include, base station antennas, coaxial cable and connecters and microwave antennas. Base Station Subsystems Group products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. Network Solutions includes geolocation products, network optimization analysis systems, and engineering and consulting services. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways, airports and other coverage gaps. The Satellite Communications Group is comprised of three product groups: direct-to-home (DTH), earth station antennas and systems (ESA) and high frequency (HF) / radar products.

The company sells to a wide range of customers worldwide. In 2005 and 2003, no country outside of the United States accounted for 10% or more of total revenue. In 2004, sales originating from Italy accounted for 11% of total sales. The only customer in 2005 that accounted for 10% or more of total revenue was Cingular Wireless, which accounted for 11% of the company’s total revenue. Lucent Technologies was the only customer that accounted for 10% or more of total sales in 2004 and 2003, accounting for 14% and 16% of total revenues, respectively.

Principal financial data by segment and geographic selling location is as follows:

	Year Ended September 30
(Dollars in thousands)	2005	2004 (Restated)	2003[1] (Restated)
Sales by Segment
Antenna and Cable Products[2]	$1,049,775	$823,258	$606,344
Base Station Subsystems	446,001	497,645	237,653
Network Solutions[3]	157,405	175,431	41,027
Wireless Innovations	168,459	123,155	41,600
Satellite Communications	139,594	208,873	85,117
Total Sales[3]	$1,961,234	$1,828,362	$1,011,741
Sales by Geographic Area
United States – Domestic[3]	$866,108	$844,972	$401,219
United States – Export	72,181	80,134	72,774
Europe, Middle East, Africa	630,803	540,837	278,326
Asia-Pacific	253,080	254,613	187,290
Other Americas	139,062	107,806	72,132
Total Sales[3]	$1,961,234	$1,828,362	$1,011,741

1.	The company acquired Allen Telecom in July 2003. Sales for 2003 include one quarter of Allen Telecom sales.

2.	Includes sales for freight and distribution services of $26.0 million in 2005, $22.8 million in 2004 and $12.4 million in 2003 that are not included in the Antenna and Cable Products results for internal management reporting purposes.
3.	The company has restated certain previously reported amounts for 2005, 2004 and 2003 based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had understated sales by $0.6 million in 2005, and overstated sales by $10.4 million and $2.7 million in 2004 and 2003, respectively. See Footnote 1, Summary of Significant Accounting Policies.

	Year Ended September 30
(Dollars in thousands)	2005	2004 (Restated)	2003 (Restated)
Operating Income[2] (loss)
Antenna and Cable Products	$158,726	$142,720	$128,202
Base Station Subsystems[3]	(32,856)	(1,605)	(16,783)
Network Solutions[1]	61,097	71,495	15,290
Wireless Innovations	30,647	17,388	4,474
Satellite Communications	(5,511)	(12,075)	(9,119)
Items not included in segments
Unallocated Sales and Administrative Costs	(111,299)	(113,616)	(92,042)
Intangible Amortization	(22,100)	(37,583)	(19,032)
Gain (loss) on Sale of Assets	(1,202)	(10,164)	12,216
Total Operating Income[1]	$77,502	$56,560	$23,206

Assets Identifiable to
United States[1]	$570,873	$550,782	$549,770
Europe, Middle East, Africa	441,099	449,122	378,129
Asia-Pacific	272,852	214,235	158,511
Other Americas	107,367	96,705	77,296
Goodwill & Other Intangible Assets	918,836	928,871	910,529
Consolidated Assets[1]	$2,311,027	$2,239,715	$2,074,235

Assets Identifiable by Segment
Antenna and Cable Products	$193,164	$153,772	$114,277
Base Station Subsystems	87,086	103,206	58,234
Network Solutions[1]	5,950	10,522	9,365
Wireless Innovations	45,032	40,879	42,718
Satellite Communications	22,224	53,429	49,877
Unallocated Assets	1,957,571	1,877,907	1,799,764
Consolidated Assets[1]	$2,311,027	$2,239,715	$2,074,235

Goodwill Identifiable by Segment
Antenna and Cable Products	$186,308	$183,458	$172,778
Base Station Subsystems	402,799	410,503	419,451
Network Solutions	113,233	111,578	65,758
Wireless Innovations	152,658	152,757	153,629
Satellite Communications	7,085	7,085	7,085
Total Goodwill	$862,083	$865,381	$818,701

1.	The company has restated certain previously reported amounts for 2005, 2004 and 2003 based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had understated operating income by $1.1 million in 2005, and overstated operating income by $6.6 million and $2.7 million in 2004 and 2003, respectively. Additionally, total assets were overstated by $1.4 million and $1.2 million in 2005 and 2004, respectively, and understated by $1.0 million in 2003. See Footnote 1, Summary of Significant Accounting Policies.
2.	Segment operating income (loss) includes depreciation expense as provided in the following table.
3.	On February 7, 2005, the company agreed to a request by one of its significant customers to conduct a field retrofit of a product the company sold which contained a defective component supplied by a third party. For this retrofit the company recorded a $19.8 million charge in the March quarter. After further review, management concluded that the conditions that gave rise to this charge existed as of December 31, 2004 and should have been recorded in the December quarter. The September 2005 quarter includes a $3.2 million recovery against this charge from the third-party vendor.

	Year Ended September 30
(Dollars in thousands)	2005	2004	2003

Depreciation Expense
Antenna and Cable Products	$24,859	$24,716	$25,470
Base Station Subsystems	16,823	17,631	13,329
Network Solutions	3,140	3,172	587
Wireless Innovations	2,761	2,365	894
Satellite Communications	2,240	2,870	2,747
Items not included in segments
Unallocated Depreciation Expense	12,079	14,373	12,155
Total Depreciation Expense	$61,902	$65,127	$55,182

Capital Expenditures
Antenna and Cable Products	$25,241	$28,598	$10,532
Base Station Subsystems	20,560	26,061	12,511
Network Solutions	3,187	4,052	90
Wireless Innovations	3,892	2,046	287
Satellite Communications	2,652	2,091	1,959
Items not included in segments
Unallocated Capital Expenditures	10,837	9,065	6,480
Total Capital Expenditures	$66,369	$71,913	$31,859

14. Selected Quarterly Financial Information (Unaudited) (Restated)

Due to variability of shipments under large contracts, customers’ seasonal installation considerations, variations in product mix and in profitability of individual orders, the company may experience wide quarterly fluctuations in sales and operating results. Consequently, it is more meaningful to focus on annual rather than quarterly results. Certain previously reported amounts for both 2005 and 2004 have been restated based on management’s analysis of a contract for the sale of geolocation products acquired from Allen Telecom in 2003. Also for 2005, a $19.8 million product recall charge originally recorded in the March quarter has been restated to the December quarter as management has concluded that the conditions which gave rise to the charge existed as of December 31, 2004.

Amounts Reported for 2005

Dollars in thousands, except per share amounts	December[1]	March[1]	June[1]	September[1]	Total[1]
Sales	$474,074	$481,828	$487,232	$518,415	$1,961,549
Gross profit	110,407[2]	96,952[2]	112,921	116,164[2]	436,444
Gain (Loss) on sale of assets	—	1,033	(1,522)	(713)	(1,202)
Operating income	22,929[2]	7,757[2]	23,801	22,421[2]	76,908
Income before income taxes	19,411[2]	5,284[2]	20,971	16,919[2]	62,585
Net income	14,742[2]	3,239[2]	12,969	7,538[2]	38,488
Preferred stock dividends	117	115	—	—	232
Net income available to common shareholders	14,625[2]	3,124[2]	12,969	7,538[2]	38,256

Basic and diluted income from continuing operations	0.09[2]	0.02[2]	0.08	0.05[2]	0.24
Basic and diluted net income per share	0.09[2]	0.02[2]	0.08	0.05[2]	0.24

Restatements 2005

Dollars in thousands, except per share amounts	December[1]	March[1]	June[1]	September[1]	Total[1]
Sales	$(237)	$(81)	$3	$—	$(315)
Gross profit	(19,247)[2]	19,589[2]	2	—	344
Gain (Loss) on sale of assets
Operating income (loss)	(19,057)[2]	19,619[2]	32	—	594
Income before income taxes	(19,057)[2]	19,619[2]	32	—	594
Net income	(11,764)[2]	12,114[2]	20	—	370
Preferred stock dividends			—	—
Net income available to common shareholders	(11,764)[2]	12,114[2]	20	—	370

Basic and diluted income from continuing operations	(0.07)[2]	0.07[2]	0.00	—	0.00
Basic and diluted net income per share	(0.07)[2]	0.07[2]	0.00	—	0.00

Restated 2005

(Dollars in thousands, except per share amounts)	December[1]	March[1]	June[1]	September[1]	Total[1]
Sales	$473,837	$481,747	$487,235	$518,415	$1,961,234
Gross profit	91,160[2]	116,541[2]	112,923	116,164[2]	436,788
Gain (Loss) on sale of assets	—	1,033	(1,522)	(713)	(1,202)
Operating income	3,872[2]	27,376[2]	23,833	22,421[2]	77,502
Income before income taxes	354[2]	24,903[2]	21,003	16,919[2]	63,179
Net income	2,978[2,4]	15,353[2]	12,989	7,538[2,3]	38,858
Preferred stock dividends	117	115	—	—	232
Net income available to common shareholders	2,861[2,4]	15,238[2]	12,989	7,538[2,3]	38,626

Basic and diluted income from continuing operations	0.02[2,4]	0.09[2]	0.08	0.05[2,3]	0.24
Basic and diluted net income per share	0.02[2,4]	0.09[2]	0.08	0.05[2,3]	0.24

Common Stock Closing Price Range:
High	15.33	13.62	13.91	13.93
Low	12.51	11.32	11.03	10.67

1.	The company has restated certain previously reported amounts for the December, March and June quarters based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had overstated sales by $0.2 million in the December quarter and by $0.1 million in the March quarter. These adjustments resulted in net income being understated by $0.5 million in the December quarter and overstated by $0.1 million in the March quarter. The June quarter restatement had less than a $0.1 million impact on all amounts reported.
2.	On February 7, 2005, the company agreed to a request by one of its significant customers to conduct a field retrofit of a product the company sold which contained a defective component supplied by a third party. For this retrofit the company recorded a $19.8 million charge in the March quarter. After further review, management concluded that the conditions that gave rise to this charge existed as of December 31, 2004 and should have been recorded in the December quarter. The September 2005 quarter includes a $3.2 million recovery against this charge from the third-party vendor.
3.	Includes a deferred tax valuation allowance of $5.4 million.
4.	Includes a tax benefit of $4.5 million for favorable resolution of certain tax-related matters.

Amounts Reported for 2004

(Dollars in thousands, except per share amounts)	December[1]	March[1]	June[1]	September[1]	Total[1]
Sales	$410,771	$447,146	$492,998	$487,834	$1,838,749
Gross profit	104,069	110,654	127,689	108,244	450,656
Gain (Loss) on sale of assets	(4,511)	1,402	—	(7,055)	(10,164)
Operating income	11,327	18,324[2]	31,203	2,327[2]	63,181
Income before income taxes	6,339	15,894[2]	27,413	(723)[2]	48,923
Net income	4,120	10,331[2]	17,818	716[2]	32,985
Preferred stock dividends	315	119	126	147	707
Net income available to common shareholders	3,805	10,212[2]	17,692	569[2]	32,278

Basic and diluted income from continuing operations	0.02	0.06[2]	0.11	0.00[2]	0.20
Basic and diluted net income per share	0.02	0.06[2]	0.11	0.00[2]	0.20

Restatements 2004

(Dollars in thousands, except per share amounts)	December[1]	March[1]	June[1]	September[1]	Total[1]
Sales	$(712)	$(111)	$(528)	$(9,036)	$(10,387)
Gross profit	(912)	(512)	(1,710)	(4,247)	(7,381)
Gain (Loss) on sale of assets
Operating income (loss)	(722)	(322)	(1,520)	(4,057)	(6,621)
Income before income taxes	(722)	(322)	(1,520)	(4,057)	(6,621)
Net income	(446)	(199)	(939)	(2,504)	(4,088)
Preferred stock dividends			—
Net income available to common shareholders	(446)	(199)	(939)	(2,504)	(4,088)

Basic and diluted income from continuing operations	(0.00)	0.00	(0.01)	(0.01)	(0.02)
Basic and diluted net income per share	(0.00)	0.00	(0.01)	(0.01)	(0.02)

Restated 2004

(Dollars in thousands, except per share amounts)	December[1]	March[1]	June[1]	September[1]	Total[1]
Sales	$410,059	$447,035	$492,470	$478,798	$1,828,362
Gross profit	103,157	110,142	125,979	103,997	443,275
Gain (Loss) on sale of assets	(4,511)	1,402	—	(7,055)	(10,164)
Operating income (loss)	10,605	18,002[2]	29,683	(1,730)[2]	56,560
Income before income taxes	5,617	15,572[2]	25,893	(4,780)[2]	42,302
Net income	3,674	10,132[2]	16,879	(1,788)[2]	28,897
Preferred stock dividends	315	119	126	147	707
Net income available to common shareholders	3,359	10,013[2]	16,753	(1,935)[2]	28,190

Basic and diluted income from continuing operations	0.02	0.06[2]	0.10	(0.01)[2]	0.18
Basic and diluted net income per share	0.02	0.06[2]	0.10	(0.01)[2]	0.18

Common Stock Closing Price Range:
High	13.76	18.83[2]	21.26	19.92[2]
Low	10.05	12.36[2]	16.58	9.40[2]

1.	The company has restated certain previously reported amounts based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had overstated sales by $0.7 million, $0.1 million, $0.5 million and $9.0 million in the December, March, June and September quarters, respectively. These adjustments resulted in net income being overstated by $0.4 million, $0.2 million, $0.9 million and $2.5 million in the December, March, June and September quarters, respectively.
2.	Includes pre-tax restructuring charges of $2.8 million in the March quarter and $7.0 million in the September quarter.

Quarterly Segment Financial Data

(Dollars in thousands (Restated))	December	March	June	September	Total

2005
Sales
Antenna and Cable Products[1]	$231,762	$242,575	$277,160	$298,278	$1,049,775
Base Station Subsystems	117,148	115,962	107,741	105,150	446,001
Network Solutions[3]	34,772	43,923	42,199	36,511	157,405
Wireless Innovations	41,252	44,964	37,717	44,526	168,459
Satellite Communications	48,903	34,323	22,418	33,950	139,594
Total Sales [3]	$473,837	$481,747	$487,235	$518,415	$1,961,234

Operating Income (Loss)
Antenna and Cable Products	$37,593	$36,214	$43,401	$41,518	$158,726
Base Station Subsystems	(24,130)[2]	(586)[2]	(5,171)	(2,969)[2]	(32,856)
Network Solutions[4]	16,130	17,830	14,995	12,142	61,097
Wireless Innovations	6,907	11,272	6,865	5,603	30,647
Satellite Communications	(1,041)	(2,854)	(3,015)	1,399	(5,511)
Items not included in segments
Unallocated Sales and Administrative costs	(24,037)	(30,175)	(27,068)	(30,019)	(111,299)
Intangible Amortization	(7,550)	(5,358)	(4,652)	(4,540)	(22,100)
Gain (Loss) on Sale of Assets	0	1,033	(1,522)	(713)	(1,202)
Total Consolidated Operating Income[4]	$3,872[2]	$27,376[2]	$23,833	$22,421[2]	$77,502

1.	Includes sales for freight and distribution services of $7.2 million in December quarter, $4.7 million in the March quarter, $7.2 million in the June quarter and $6.9 million in the September quarter.
2.	The December quarter includes a product recall charge of $19.8 million previously recorded in the March quarter, and the September quarter includes a $3.2 million recovery against this charge.
3.	The company has restated certain previously reported amounts for the December, March and June quarters based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had overstated sales by $0.2 million in the December quarter and by $0.1 million in the March quarter. These adjustments resulted in net income being understated by $0.5 million in the December quarter and overstated by $0.1 million in the March quarter. The June quarter restatement had less than a $0.1 million impact on all amounts reported.
4.	The company has restated certain previously reported amounts for the December, March and June quarters based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had understated operating income by $0.7 million in the December quarter and overstated operating income by $0.2 million in the March quarter. The June quarter restatement had less than a $0.1 million impact on all amounts reported.

Quarterly Segment Financial Data

(Dollars in thousands (Restated))	December	March	June	September	Total

2004
Sales
Antenna and Cable Products[1]	$193,895	$189,996	$217,816	$221,551	$823,258
Base Station Subsystems	118,300	134,966	138,655	105,724	497,645
Network Solutions[2]	37,873	44,777	43,245	49,536	175,431
Wireless Innovations	31,485	26,345	29,298	36,027	123,155
Satellite Communications	28,506	50,951	63,456	65,960	208,873
Total Sales[2]	$410,059	$447,035	$492,470	$478,798	$1,828,362

Operating Income (Loss)
Antenna and Cable Products	$39,753	$35,982	$35,710	$31,275	$142,720
Base Station Subsystems	(252)	5,571	6,465	(13,389)	(1,605)
Network Solutions[3]	14,560	19,204	16,503	21,228	71,495
Wireless Innovations	3,730	3,365	3,855	6,438	17,388
Satellite Communications	(6,575)	(2,697)	1,203	(4,006)	(12,075)
Items not included in segments
Unallocated Sales and Administrative costs	(26,869)	(35,164)	(24,660)	(26,923)	(113,616)
Intangible Amortization	(9,231)	(9,661)	(9,393)	(9,298)	(37,583)
Gain (Loss) on Sale of Assets	(4,511)	1,402	0	(7,055)	(10,164)
Total Consolidated Operating Income[3]	$10,605	$18,002	$29,683	($1,730)	$56,560

1.	Includes sales for freight and distribution services of $5.2 million in the December quarter, $3.8 million in the March quarter, $7.8 million in the June quarter and $5.9 million in the September quarter.
2.	The company has restated certain previously reported amounts based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had overstated sales by $0.7 million, $0.1 million, $0.5 million and $9.0 million in the December, March, June and September quarters, respectively. These adjustments resulted in net income being overstated by $0.4 million, $0.2 million, $0.9 million and $2.5 million in the December, March, June and September quarters, respectively.
3.	The company has restated certain previously reported amounts based on an analysis of revenue recognition policies applied to a contract acquired from Allen Telecom in 2003. This analysis determined that the company had overstated operating income by $0.7 million, $0.3 million, $1.5 million and $4.0 million in the December, March, June and September quarters, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Andrew Corporation

We have audited the accompanying consolidated balance sheets of Andrew Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the consolidated financial statements as of September 30, 2004 and for the years ended September 30, 2004 and 2003 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Andrew Corporation’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Chicago, Illinois

December 13, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the Chief Executive Officer and Chief Financial Officer of Andrew, are responsible for establishing and maintaining adequate internal control over financial reporting of the company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With our participation, management evaluated the effectiveness of the company’s internal control over financial reporting as of September 30, 2005, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with this evaluation, management considered, among other things, the company’s restatement of its audited consolidated financial statements included in this Form 10-K for the fiscal years ended September 30, 2004 and 2003, and its unaudited condensed consolidated financial statements for the first three quarters of 2005, as is more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 13 and 14 to the Consolidated Financial Statements, and as discussed below.

In connection with its acquisition of Allen Telecom in 2003, the company acquired a contract for the sale of certain geolocation products. In its review of the company’s 2004 10-K filing, the Staff of the Securities and Exchange Commission (SEC) noted that the company’s geolocation product sales from this contract included delivery of hardware and software, and had commented as to whether SOP 97-2, Software Revenue Recognition, had been considered applicable to revenue recognized on these products. While the company previously believed that software was incidental to the product as a whole and therefore SOP 97-2 would not apply, the company expanded its consideration of SOP 97-2 in response to the Staff’s inquiry and determined that it should apply, as the company provides more post-contract support than initially believed at the date of the acquisition. The Staff had also questioned whether the contractual rights included in the contract precluded recognition of certain service revenue prior to the execution of a contract amendment subsequent to the acquisition date. The company conducted a detailed review of the contract and all revenue recognized thereunder since the July 2003 acquisition, and determined that certain deferred service revenue should have been recognized by Allen Telecom prior to the acquisition date, and that revenue for certain post-acquisition services should have been recognized in earlier periods as performed. As a result, the company has restated fiscal 2003, 2004 and the first three quarters of its condensed, unaudited consolidated 2005 financial statements in this form 10-K to conform with this accounting treatment.

In addition, for interim period financial reporting during fiscal 2005, the company had considered the aggregation criteria, specifically those related to similarity of economic characteristics, afforded under Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) in determining to report two operating segments. Three of the company’s current five operating segments were formed through recent acquisition. As a result, the company had initially determined that reliance upon future projected financial performance of each operating segment was more appropriate than reliance upon limited historical experience in determining whether operating segments met the economic similarity requirement for aggregation of operating segments. During discussions with the Staff , they indicated they believed, based on historical economic performance of the four operating segments that the company had been aggregating in its interim reporting, that these four segments should be presented separately. The company conducted a thorough review of the aggregation criteria under SFAS 131 and determined that it had misapplied the aggregation criteria. As a result, the company is reporting five segments in this Form 10-K.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 indicates that restatement of previously issued financial statements is a strong indicator that a material weakness in internal control over financial reporting exists. In connection with the geolocation contract, management believes that, as of September 30, 2005, the company did not maintain effective controls to ensure that the provisions of material software contracts were adequately evaluated and interpreted to obtain the proper revenue recognition treatment in accordance with generally accepted accounting principles. In addition, the company did not have adequate procedures in place to ensure that the requirements of SFAS No. 131 regarding segment reporting were in place and operating effectively. Accordingly, management has determined that these control deficiencies constituted material weaknesses in internal control over financial reporting.

Based on its evaluation, management has concluded that internal control over financial reporting was not effective as of September 30, 2005, as a result of the material weaknesses described above.

The company’s financial statements included in this annual report have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

/s/ Ralph E. Faison	/s/ Marty R. Kittrell

Ralph E. Faison	Marty R. Kittrell
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Andrew Corporation

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Andrew Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of material weaknesses due to inadequate controls and procedures related to (i) revenue recognition for a significant acquired contract and (ii) determining segment disclosures required under U.S. generally accepted accounting principles, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Andrew Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Management concluded that key internal controls over revenue recognition were not operating effectively due to the misapplication of generally accepted accounting principles to a particular contract acquired in a 2003 business combination. Specifically, certain accounting rules pertaining to arrangements with software elements were not adequately considered in relation to a large contract with a specific customer since such contract was acquired in 2003 and continuing into the year-ended September 30, 2005. The control deficiency resulted in errors in sales, cost of products sold, accounts receivable, inventory, deferred revenue, deferred tax assets, intangible assets and goodwill, which were adjusted for by restating the Company’s financial statements for the years ended September 30, 2003 and 2004 and for each of the quarterly periods in the year ended September 30, 2005, as described in Note 1 to the Company’s consolidated financial statements, subsequent to the identification of the control deficiencies.

•	Management concluded that controls over identifying and reporting operating segments in accordance with generally accepted accounting principles were not operating effectively during fiscal 2005 because certain operating segments were inappropriately aggregated into one reportable segment under applicable accounting rules and related interpretations. Subsequent to the identification of this control deficiency, management included the required segment disclosures for each of the operating segments previously combined, for all periods presented in the Company’s consolidated financial statements for the year ended September 30, 2005.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated December 13, 2005, on those financial statements.

In our opinion, management’s assessment that Andrew Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Andrew Corporation has not maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Chicago, Illinois

December 13, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. As of September 30, 2005 the company’s management, including its Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were ineffective as of September 30, 2005, because of the material weaknesses described above under “Management’s Report on Internal Control Over Financial Reporting.”

Internal Control Over Financial Reporting. Management’s Report on Internal Controls Over Financial Reporting and the attestation report of Andrew’s independent registered accounting firm is included on pages 71 through 74 and is incorporated herein by reference.

Remediation. In order to address the material weakness in its software revenue recognition, the company has established a formal procedure for the review of significant new contracts, including formal communication protocol among the contracts/legal department, group finance directors and corporate accounting, in considering the applicability of SOP 97-2 and determination of the appropriate revenue recognition policies to those contracts.

In order to address the material weakness in its application of SFAS 131, key personnel involved in the financial reporting process have enhanced the controls by which the SFAS No. 131 authoritative guidance is monitored and applied on a regular basis. In addition, the company’s disclosure committee will now review segment reporting on a quarterly basis.

Notwithstanding the existence of the material weaknesses described above, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the interim and annual periods presented.

Management’s Consideration of the Subsequent Event Restatement. In addition to the material weaknesses described above under “Management’s Report on Internal Control Over Financial Reporting”, management also considered an additional issue that resulted in restatements of its unaudited condensed consolidated financial statements for the December and March quarters of fiscal 2005, as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 13 and 14 to the Consolidated Financial Statements. On February 7, 2005, the company agreed to a request by one of its significant customers to conduct a field retrofit of a product the company sold which contained a defective component supplied by a third party. The company’s warranty obligation extended only to providing a replacement component. Prior to filing its first quarter Form 10-Q, the company carefully considered the guidance of AICPA Codification of Statements on Auditing Standards, AU Section 560, Subsequent Events (AU 560) and determined, in consultation with its independent auditors, that the agreement reached with the customer to voluntarily retrofit equipment that had not yet failed and may not fail was outside the scope of Andrew’s contractual warranty obligations and therefore was a Type II subsequent event that occurred after the December 31, 2004 balance sheet date and should be recorded in the second quarter of fiscal 2005. The company filed a Current Report on Form 8-K with the SEC on February 7, 2005, fully disclosing the event, and included a subsequent event footnote in its first quarter Form 10-Q. In connection with a review of the company’s periodic SEC filings, the Staff believed that once the company decided to perform the product retrofit, the event was a Type I subsequent event that required recording in the first quarter of fiscal 2005. The company agreed to restate the charge to the first quarter in connection with this SEC review process. The product recall was a very specific issue which was identified by the company’s internal controls, and the company had no similar situations at September 30, 2005. Management’s controls include consideration of the Staff’s interpretation of AU 560, and management believes that effective internal controls existed over its warranty accruals, review of significant events and transactions and related disclosure requirements at September 30, 2005. As a result, management believes that this matter did not constitute a material weakness.

Changes in Internal Control over Financial Reporting. Except for the changes subsequent to September 30, 2005 in connection with the remediation described above, there have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected or are reasonably likely to affect the company’s internal control over financial reporting.

Item 9B.  Other Information

The company is party to a severance agreement dated September 8, 1999 (the “Severance Agreement”) with Terry Garner, Group President, Network Solutions. The Severance Agreement was originally entered into by Allen Telecom and was assumed by the company in connection with its acquisition of Allen Telecom. It is the company’s intent to replace the Severance Agreement with the same form of Executive Severance Benefit Plan Agreement applicable to the company’s other Group Presidents. Therefore, in accordance with the terms of the Severance Agreement, on September 23, 2005, the company gave notice to Mr. Garner that the Severance Agreement would not be renewed after its current term expires on December 31, 2008.

Under the Severance Agreement, upon termination of employment other than for Cause or Disability (each as defined in the Severance Agreement), Mr. Garner would receive up to the sum of (1) six months of his monthly base salary and (2) the amount of his monthly base salary multiplied by the number of completed years of full-time employment (up to a maximum of 18 months’ base salary). He would also receive continued employee benefits and use of a company car for up to six months. Following a change in control, if Mr. Garner is terminated by the company other than for Cause or Disability or if he terminates his employment for Good Reason (as defined in the Severance Agreement), he would receive a lump sum payment equal to the sum of (1) one year’s base salary, (2) an amount equal to the highest annual incentive compensation paid to him in the preceding three years, (3) at the discretion of the company’s board of directors, a bonus payment, and (4) 15% of the sum of the amounts provided for in clauses (1) and (2), multiplied by the number of completed years of full-time employment. In addition, Mr. Garner would receive certain continued employee benefits and, in lieu of shares of common stock issuable upon exercise of outstanding options (other than incentive stock options), cash equal to the option spread. Mr. Garner may forfeit benefits under the Severance Agreement by engaging in a Competitive Activity (as defined in the Severance Agreement) or conduct that is materially injurious to the company. In addition, Mr. Garner’s benefits under the Severance Agreement may be reduced if he receives compensation from another employer during the period in which he receives benefits under the Severance Agreement. The foregoing description of the Severance Agreement is qualified in its entirety by reference to the full agreement, which is included as Exhibit 10.37 to this report and incorporated herein by reference.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning Andrew’s directors is incorporated herein by reference from the company’s 2005 Proxy Statement under the caption “Election of Directors.”

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the company’s 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information concerning Andrew’s executive officers can be found in Part I of this Annual Report on Form 10-K under the caption “Additional Item—Corporate Officers of the Registrant.”

Information concerning Andrew’s audit committee and audit committee financial expert is incorporated herein by reference from the company’s 2005 Proxy Statement under the caption “Meetings and Committees of the Board of Directors.”

Andrew has adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees.

Information concerning Andrew’s Code of Conduct is incorporated herein by reference from the company’s 2005 Proxy Statement under the caption “Corporate Governance Policies and Practices.”

Item 11.  Executive Compensation

Information concerning management and director compensation is incorporated herein by reference from the company’s 2005 Proxy Statement under the captions “Director Compensation” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the company’s 2005 Proxy Statement under the caption “Ownership of Andrew Common Stock.”

Information concerning related stockholder matters is incorporated herein by reference from the company’s 2005 Proxy Statement under the caption “Equity Compensation Plan Information Table.”

Item 13.  Certain Relationships and Related Transactions

None

Item l4.  Principal Accountant Fees and Services

Information concerning fees and services of the company’s principal accountant is incorporated herein by reference from the company’s 2005 Proxy Statement under the caption “Appointment of Independent Auditors.”

PART IV

Item l5.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Consolidated Financial Statements are included in Item 8 of this Annual Report on Form 10-K, on pages 35 to 69.

(a)(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C					Column D		Column E
		Additions
Year Ended September 30, 2005	Balance at beginning of period	Charged to costs & expenses	Balance due to acquisitions		Charged to other accounts		Deductions		Balance at end of of period
Allowance for doubtful accounts	13,798	1,421	—		—		(2,979	)(3)	12,240
Inventory reserves	50,903	19,525			—		(28,512	)(5)	41,916
Deferred tax assets valuation allowance	42,289	12,075	—		(5,178	)(1)	—		49,186

Year Ended September 30, 2004

Allowance for doubtful accounts	10,662	6,096	569	(2)	—		(3,529	)(3)	13,798
Inventory reserves	43,531	17,372	9,128	(4)	—		(19,128	)(5)	50,903
Deferred tax assets valuation allowance	24,625	6,404	4,218		7,042	(6)	—		42,289

Year Ended September 30, 2003

Allowance for doubtful accounts	6,516	3,473	2,597	(7)	423	(8)	(2,347	)(3)	10,662
Inventory reserves	11,919	1,747	32,688	(7)	—		(2,823	)(5)	43,531
Deferred tax assets valuation allowance	2,678	9,491	6,520	(7)	8,569	(10)	(2,633	)(9)	24,625

1	Adjustment to purchase accounting (i.e. goodwill) for the Allen Telecom acquisition
2	MTS Wireless Components acquisition in March 2004
3	Accounts receivable written-off against allowance for doubtful accounts
4	Channel Master acquisition in November 2003
5	Inventory scrapped against inventory reserves
6	Represents increase in deferred tax assets related to foreign losses carried forward
7	Allen Telecom acquisition in July 2003
8	Collection of accounts receivable previously written-off
9	Deferred tax assets utilized
10	Includes reclassification of $8,569 representing an increase in deferred tax assets related to tax credits carried forward at September 30, 2003

All other schedules have been omitted because they are either not required under the applicable instructions, are not applicable, or the information is included in the notes to the consolidated financial statements.

(a)(3) Exhibit Index:

Exhibit No.	Description	Reference

3.1	Restated Certificate of Incorporation	Filed as Exhibit 4.1 to Form S-8 filed on July 22, 2003 and incorporated herein by reference. (SEC File No. 333-107243)

3.2	By-Laws of Registrant	Filed as Exhibit 3.2 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.1	Note Assumption and Exchange Agreement dated as of July 15, 2003	Filed as Exhibit 4.3 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 33-110014)

4.2	Stockholder Rights Agreement dated November 14, 1996	Filed as Exhibit 4.1 to Form 8-K dated November 14, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

4.3	First Amendment, dated October 26, 2005, to the Stockholder Rights Agreement dated November 14, 1996	Filed as Exhibit 4.2 to Form 8-A/A dated October 31, 2005 and incorporated herein by reference. (SEC File No. 000-09514)

4.4	Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.	Filed as Exhibit 4.1 to Form S-3 dated August 19, 2002 and incorporated herein by reference. (SEC File No. 333-98333)

4.5	Indenture, dated as of August 8, 2003, between the Registrant and BNY Midwest Trust Company, as Trustee	Filed as Exhibit 4.6 to Form S-3 dated October 28, 2003 and incorporated herein by by reference. (SEC File No. 333-110014)

4.6	Form of 3 1/4% Convertible Subordinated Note due 2013 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	Filed as Exhibit 4.7 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.7	Registration Rights Agreement, dated as of August 8, 2003, among Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers	Filed as Exhibit 4.8 to Form S-3 dated October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.8	Warrant to Purchase Common Stock issued on January 16, 2004	Filed as Exhibit 99.2 to Form 8-K filed on February 3, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.1*	Management Incentive Plan dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal incorporated herein by reference. (SEC File No. 000-09514)

10.2*	Non-employee Directors’ Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference. (SEC File No. (001-14617)

10.3	Credit Agreement dated as of September 29, 2005	Filed as Exhibit 99.2 to Form 8-K filed on October 5, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.4	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

10.5*	Amended and Restated Employee Retirement Benefit Restoration Plan	Filed with Proxy Statement in connection with Annual Meeting held February 9, 1999 (filed on December 22, 1998) and incorporated herein by reference. (SEC File No. 001-14617)

10.6*	Management Incentive Program, Dated November 18, 1999	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference. (SEC File No. 001-14617)

10.7*	Management Incentive Plan, Dated November 17, 2004	Filed with Proxy Statement in connection with Annual Meeting held February 8, 2005 (filed on January 5, 2005) and incorporated herein by reference. (SEC File No. 001-14617)

10.8*	Long-Term Incentive Plan, Dated November 17, 2004	Filed with Proxy Statement in connection with Annual Meeting held February 8, 2005 (filed on January 5, 2005) and incorporated herein by reference. (SEC File No. 001-14617)

10.9+	Supply Agreement dated as of April 3, 2003 between Lucent Technologies Inc. and Celiant Corporation.	Filed as Exhibit 99.1 to Form 8-K file on April 9, 2003 and incorporated herein by reference. (SEC File No 001-14617)

10.10*	Allen Telecom Inc. Employee Before-Tax Savings Plan	Filed as Exhibit 4.4 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.11*	Allen Telecom Inc. Amended and Restated 1992 Stock Plan	Filed as Exhibit 4.5 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.12*	Allen Telecom Inc. Amended and Restated 1994 Non-Employee Director Stock Plan	Filed as Exhibit 4.6 to Form S-8 filed on August 1, 2003 and incorporated herein by reference (SEC File No. 333-107550)

10.13*	Andrew Corporation Executive Severance Benefit Plan	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.14*	Executive Severance Benefit Plan Agreement with Ralph Faison	Filed as Exhibit 10.2 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.15*	Executive Severance Benefit Plan Agreement with Marty Kittrell	Filed as Exhibit 10.3 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.16*	Executive Severance Benefit Plan Agreement with Dan Hartnett	Filed as Exhibit 10.4 to Form 10-Q for fiscal herein by reference. (SEC File No. 001-14617)

10.17*	Executive Severance Benefit Plan Agreement with Jeff Gittelman	Filed as Exhibit 10.5 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.18*	Executive Severance Benefit Plan Agreement with John DeSana	Filed as Exhibit 10.6 to Form 10-Q for fiscal quarter ended June herein by reference. (SEC File No. 001-14617)30, 2004 and incorporated

10.19*	Executive Severance Benefit Plan Agreement with Jim Petelle	Filed as Exhibit 10.8 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.20*	Executive Severance Benefit Plan Agreement with Mark Olson	Filed as Exhibit 10.9 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

10.21*	Executive Severance Benefit Plan Agreement with Fred Lietz	Filed as Exhibit 10.11 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.22*	Executive Severance Benefit Plan Agreement with J.C. Huang	Filed as Exhibit 10.12 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.23*	Executive Severance Benefit Plan Agreement with John Dickson	Filed as Exhibit 10.13 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.24*	Executive Severance Benefit Plan Agreement with Robert Hudzik	Filed as Exhibit 10.14 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.25*	Executive Severance Benefit Plan Agreement with Jim LePorte	Filed as Exhibit 10.15 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.26*	Executive Severance Benefit Plan Agreement with Roger Manka	Filed as Exhibit 10.16 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.27*	Executive Severance Benefit Plan Agreement with Mickey Miller	Filed as Exhibit 10.17 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.28*	Executive Severance Benefit Plan Agreement with Karen Quinn-Quintin	Filed as Exhibit 10.18 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.29	Settlement Agreement, dated as of January 16, 2004, by and among True Position Inc., KSI Inc., Allen Telecom LLC and Andrew Corporation	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended March 31, 2004 and incorporated herein by reference.

10.30*	Stock Option Agreement, under Management Incentive Program (Form of Agreement adopted November 16,2004)	Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.31*	Form of Deferred Stock Unit Agreement under Management Incentive Program	Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.32*	Form of Stock Option Agreement under Management Incentive Program	Filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.33*	Form of Non-Employee Director Deferred Stock Unit Agreement under Andrew Corporation Long-Term Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.34	Agreement for Purchase and Sale of Real Estate dated August 25, 2005	Filed as Exhibit 99.1 to Form 8-K filed on December 2, 2005 and incorporated herein by reference (SEC File No. 001-14617)

10.35	First Amendment, dated November 28, 2005, to Agreement to purchase and sale of Real Estate dated August 25, 2005	Filed as Exhibit 99.2 to Form 8-K filed on December 2, 2005 and incorporated herein by reference (SEC File No. 001-14617)

10.36*	Executive Severance Benefit Plan Agreement with Jude Panetta	Filed as Exhibit 99.1 to Form 8-K filed on December 13, 2005 and incorporated herein by reference (SEC File No. 001-14617)

Item 15. cont.

10.37*	Executive Severance Benefit Plan Agreement with Terry Garner	Filed herewith

10.38*	Form of Deferred Stock Unit Agreement under Long-Term Incentive Program	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended March 31, 2005 and incorporated herein by reference (SEC File No. 001-14617)

10.39*	Amendment to Stock Option Agreement(s)	Filed as Exhibit 99.1 to Form 8-K filed on August 18, 2005 and incorporated herein by reference (SEC File No. 001-14617)

10.40*	Form of Performance Cash Agreement under Management Incentive Program	Filed as Exhibit 10.1 to Form 8-K filed on November 22, 2005 and incorporated by reference herein (SEC File No. 001-14617)

10.41*	Form of Restricted Stock Unit Agreement under Long-Term Incentive Program	Filed as Exhibit 10.2 to Form 8-K filed on November 22, 2005 and incorporated by reference herein (SEC File No. 001-14617)

10.42*	Form of Stock Option Agreement under Long-Term Incentive Program	Filed as Exhibit 10.3 to Form 8-K filed on November 22, 2005 and incorporated by reference herein (SEC File No. 001-14617)

10.43	Industrial Building Lease Agreement dated November 18, 2005	Filed as Exhibit 99.1 for Form 8-K on November 23, 2005 and incorporated herein by reference (SEC File No. 001-14617)

12	Statement regarding ratio of earnings/(loss) to fixed charges	Filed herewith

18	Preferability Letter Regarding Change in Accounting Principle	Filed herewith

21	List of Significant Subsidiaries	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates compensatory plan
+	Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2005.

Andrew Corporation

By	/s/ Ralph E. Faison

Ralph E. Faison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/ Ralph E. Faison	/s/ Marty R. Kittrell

	Ralph E. Faison	Marty R. Kittrell
	President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)

	/s/ Mark A. Olson	/s/ Charles R. Nicholas

	Mark A. Olson	Charles R. Nicholas
	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	Chairman

	/s/ Thomas A. Donahoe	/s/ Jere D. Fluno

	Thomas A. Donahoe	Jere D. Fluno
	Director	Director

	/s/ William O. Hunt	/s/ Robert G. Paul

	William O. Hunt	Robert G. Paul
	Director	Director

	/s/ Gerald A. Poch	/s/ Anne F. Pollack

	Gerald A. Poch	Anne F. Pollack
	Director	Director

	/s/ Glen O. Toney	/s/ Andrea L. Zopp

	Glen O. Toney	Andrea L. Zopp
	Director	Director

EXHIBIT INDEX

Item Number	Description

10.37	Executive Severance Benefit Agreement with Terry Garner

12	Ratio of earnings to fixed charges and preferred stock

18	Preferability Letter Regarding Change in Accounting Principle

21	List of Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification