Form 10-Q
period 2005-12-31
ANDREW CORP
filed 2006-02-09
CIK 317093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-14617

ANDREW CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-2092797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Westbrook Corporate Center, Suite 900 Westchester, Illinois	60154
(Address of principal executive offices)	(Zip Code)

(708) 236-6600

(Registrant’s telephone number, including area code)

10500 W. 153rd Street, Orland Park, Illinois 60462

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	159,336,921 shares as of February 6, 2006

INDEX

ANDREW CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31 2005	September 30 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$163,400	$188,780
Accounts receivable, less allowances (December 2005—$11,598; September 2005—$12,240)	464,330	471,097
Inventories	364,775	353,402
Other current assets	63,106	63,578

Total Current Assets	1,055,611	1,076,857

Other Assets
Goodwill	862,532	862,083
Intangible assets, less amortization	50,113	56,753
Other assets	88,589	83,772
Property, Plant, and Equipment
Land and land improvements	22,012	21,693
Buildings	130,689	131,335
Equipment	540,055	533,317
Allowance for depreciation	(464,479)	(454,783)

	228,277	231,562

TOTAL ASSETS	$2,285,122	$2,311,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$222,559	$230,620
Accrued expenses and other liabilities	104,574	112,596
Compensation and related expenses	45,532	52,002
Restructuring	12,072	13,432
Notes payable and current portion of long-term debt	42,368	26,966

Total Current Liabilities	427,105	435,616

Deferred liabilities	49,695	49,255
Long-Term Debt, less current portion	269,071	275,604

SHAREHOLDERS’ EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 162,476,513 shares issued at December 31, 2005 and at September 30, 2005, including treasury)	1,625	1,625
Additional paid-in capital	678,358	676,262
Accumulated other comprehensive income	9,077	19,720
Retained earnings	885,431	870,588
Treasury stock, common stock at cost (3,154,955 shares at December 31, 2005 and
1,557,030 shares at September 30, 2005)	(35,240)	(17,643)

Total Shareholders’ Equity	1,539,251	1,550,552

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,285,122	$2,311,027

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31
	2005	2004
Sales	$514,699	$473,837
Cost of products sold	397,693	382,677

Gross Profit	117,006	91,160

Operating Expenses
Research and development	27,959	26,871
Sales and administrative	61,704	51,029
Intangible amortization	5,119	7,550
Restructuring	(501)	1,838
Loss on sale of assets	1,461	—

	95,742	87,288

Operating Income	21,264	3,872

Other
Interest expense	3,769	3,708
Interest income	(881)	(1,706)
Other expense (income)	(154)	1,516

	2,734	3,518

Income Before Income Taxes	18,530	354
Income Taxes	3,687	(2,624)

Net Income	14,843	2,978
Preferred Stock Dividends	—	117

Net Income Available to Common Shareholders	$14,843	$2,861

Basic Net Income per Share	$0.09	$0.02

Diluted Net Income per Share	$0.09	$0.02

Average Shares Outstanding
Basic	160,210	160,927
Diluted	178,140	161,407

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended December 31
	2005	2004
Cash Flows from Operations
Net Income	$14,843	$2,978

Adjustments to Net Income
Depreciation	13,860	14,392
Amortization	5,119	7,550
Restructuring costs	(1,360)	(3,308)
Loss on sale of assets and other	(28)	(91)

Change in Operating Assets and Liabilities
Accounts receivable	2,429	(11,277)
Inventories	(14,002)	2,109
Other assets	(3,756)	(17,049)
Accounts payable and other liabilities	(18,886)	(6,244)

Net Cash Used for Operations	(1,781)	(10,940)

Investing Activities
Capital expenditures	(12,346)	(14,036)
Acquisition of businesses, net of cash acquired	—	(7,872)
Investments	(1,722)	—
Proceeds from sale of businesses and investments	—	9,494
Proceeds from sale of property, plant and equipment	1,238	553

Net Cash Used for Investing Activities	(12,830)	(11,861)

Financing Activities
Long-term debt payments, net	(6,920)	(8,158)
Notes payable borrowings, net	16,138	9,064
Preferred stock dividends	—	(117)
Payments to acquire common stock for treasury	(17,600)	—
Stock purchase and option plans	3	184

Net Cash From (Used for) Financing Activities	(8,379)	973
Effect of exchange rate changes on cash	(2,390)	12,201

Decrease for the Period	(25,380)	(9,627)
Cash and Equivalents at Beginning of Period	188,780	189,048

Cash and Equivalents at End of Period	$163,400	$179,421

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2005.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31
BASIC EARNINGS PER SHARE	2005	2004
Net income	$14,843	$2,978
Preferred stock dividends	—	117

Net income available to common shareholders	14,843	2,861

Average basic shares outstanding	160,210	160,927

Basic net income per share	$0.09	$0.02

	Three Months Ended December 31
DILUTED EARNINGS PER SHARE	2005	2004
Net income	$14,843	$2,978
Preferred stock dividends	—	117

Net income available to common shareholders	14,843	2,861
Effect of dilutive securities:
Interest expense for convertible notes	1,487	—

Net income available to common shareholders after assumed conversions	16,330	2,861

Average basic shares outstanding	160,210	160,927
Effect of dilutive securities:
Convertible Notes	17,532	—
Options, warrants, and equivalents	398	480

Average diluted shares outstanding	178,140	161,407

Diluted net income per share	$0.09	$0.02

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share for the three months ended December 31, 2004 because including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share.

Options to purchase 8,369,842 and 7,931,743 shares of common stock, at December 31, 2005 and 2004, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the company’s common stock.

NOTE 3. INVENTORIES

Inventories consisted of the following at December 31, 2005 and September 30, 2005, net of reserves:

(In thousands)	December 31 2005	September 30 2005
Raw materials	$110,376	$97,781
Work in process	91,183	93,917
Finished goods	163,216	161,704

	$364,775	$353,402

NOTE 4. COMPREHENSIVE INCOME

For the three months ended December 31, 2005 and 2004, comprehensive income consisted of net income available to common shareholders and foreign currency translation adjustments. Foreign currency translation adjustments are recorded in Accumulated Other Comprehensive Income, a component of shareholders’ equity. In the three months ended December 31, 2005 the company recognized a $1.5 million gain for foreign currency translation adjustments related to the liquidation of an investment in a foreign subsidiary. The following table sets forth comprehensive income for the three months ended December 31, 2005 and 2004:

	Three months ended December 31
(In thousands)	2005	2004
Net income available to common shareholders	$14,843	$2,861
Foreign currency translation adjustments	(12,132)	38,043
Realized foreign currency translation adjustment	1,489	—

Comprehensive Income	$4,200	$40,904

NOTE 5. RECENTLY ISSUED ACCOUNTING POLICIES

In May 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 will be effective for the Company beginning in fiscal year 2007.

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires that the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The company is currently evaluating the impact of this FSP.

NOTE 6. ADOPTION OF NEW ACCOUNTING POLICIES

In January 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” an amendment of ARB No. 43. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The company adopted SFAS 151 starting in fiscal year 2006. The adoption of SFAS 151 did not have a material impact on the company’s results of operations.

Starting in fiscal 2006 the company has adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payments,” as described in Note 7.

NOTE 7. STOCK BASED COMPENSATION

In the first quarter of fiscal 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payments,” which revises SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) requires the company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market value of the underlying common stock on the option grant date.

The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in 2006, compensation expense recognized will include: (a) expense for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method the company has not restated prior period results. As a result, certain components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the anniversary of the adoption of SFAS No. 123(R).

The company maintains a long term incentive plans (LTIPs) which provides for the issuance of equity-based awards including stock options, which vest over a four to five year period. Prior to fiscal 2006, the company used the intrinsic value method to value all stock options issued under these plans and therefore recorded no compensation expenses for these stock options. At the start of fiscal 2006, the company had approximately 1.0 million unvested stock options outstanding under its LTIPs. Beginning in fiscal 2006, the company has recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. In the first quarter of fiscal 2006, the company recognized pre-tax compensation expense of $0.9 million and anticipates that it will recognize expense of $3.5 million for these options in fiscal 2006.

In November 2005, the company granted 455,400 stock options under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the fair value of these options is $5.29 per option. Based on this valuation, the company recorded $0.1 million of pre-tax compensation expense in the first quarter of fiscal 2006 and anticipates that it will recognize $0.5 million of expense for these options in fiscal year 2006. Total cost recognized in the first quarter of fiscal 2006 for all stock options was $1.0 million, a reduction to net income of $0.6 million or $0.00 per share. The company estimates that for fiscal 2006 the company will recognize $4.0 million, on a pre-tax basis, of compensation expense for all stock options, an estimated reduction to net income of $2.5 million or approximately $0.02 per share. As of December 31, 2005, unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $7.9 million.

The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2006	2005	2004	2003
Risk free interest rate	4.42%	4.25%	4.00%	3.98%
Expected life	5.5 years	6.0 years	6.0 years	6.0 years
Expected volatility	50%	66%	61%	58%
Dividend yield	0%	0%	0%	0%
Estimated forfeitures	10%	NA	NA	NA

The risk free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life used for options granted in 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options. The estimated volatility for fiscal 2006 was based both on the company’s historical stock price volatility and the market-implied volatility from traded options. Prior to fiscal 2006, the company calculated volatility based only on historical stock price volatility. The company used an expected dividend yield of 0% for all periods because the company has never paid and does anticipate paying dividends in the foreseeable future. Starting in fiscal 2006, the company has used an estimated forfeiture rate of 10% based on historical data. Prior to 2006, the company used the actual forfeiture method allowed under SFAS 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock options for the first quarter of fiscal 2005:

(In thousands, except per share amounts)	Quarter Ended December 31 2004
Reported net income	$2,978
Preferred stock dividends	(117)

Reported net income available to common shareholders	2,861

Less: stock-based compensation, net of tax	(9,151)

Pro forma loss available to common shareholders	$(6,290)

Reported basic and diluted net income per share	$0.02
Pro forma basic and diluted net loss per share	$(0.04)

In the first quarter of fiscal 2005, the company granted 1.5 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were treated as if they were expensed in the first quarter of 2005, increasing pro forma expense net of tax by approximately $8.4 million.

A summary of the company’s stock option activity and related information follows for the quarter ended December 31, 2005:

	Summary of Option Activity	Weighted Average Exercise Price
Outstanding at September 30, 2005	8,535,804	$17.41
Granted	455,400	10.39
Expired or cancelled	(242,374)	18.55
Exercised	(2,075)	9.27

Outstanding at December 31, 2005	8,746,755	17.02

Exercisable at December 31, 2005	7,364,367	$18.20

The weighted average fair value of options granted during fiscal years 2005, 2004, and 2003, was $8.88, $7.07, and $4.42, per share, respectively. In the first quarter of fiscal 2006 the company granted 455,400 stock options with an weight average fair value of $5.29

The range of exercise prices for options outstanding and exercisable at December 31, 2005 was $8.91 to $38.17.

Range of Exercise Prices	$8.91 - $10.27	$11.09 - $12.91	$13.03 - $16.94	$17.11 - $18.65	$19.12 - $22.19	$22.65 - $24.94	$27.19 - $38.17	Total
Outstanding Options	1,376,913	1,628,945	1,943,725	768,778	895,494	1,706,975	425,925	8,746,755
Weighted Average
Exercise Price	$9.66	$11.42	$14.85	$17.63	$21.82	$23.17	$36.19	$17.02
Average Life	7.82	7.68	7.78	4.02	5.56	3.96	0.93	6.13
Exercisable Options	751,627	871,843	1,943,725	768,778	895,494	1,706,975	425,925	7,364,367
Weighted Average
Exercise Price	$9.42	$10.75	$14.85	$17.63	$21.82	$23.17	$36.19	$18.20

SFAS No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change was immaterial in the first quarter of fiscal 2006. Operating cash flows recognized in fiscal 2005 for such excess tax deductions were approximately $0.1 million.

As part of the company’s LTIPs it has also granted deferred and restricted stock units (RSUs) to officers, key employees and directors. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. In order to calculate compensation expense, SFAS No. 123(R) requires expense to be adjusted for an estimated forfeiture factor, which did not materially impact expense in the first quarter of fiscal 2006. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period and is based on the market price of the company’s common stock on the grant date. RSU’s vest based on service periods ranging from three to four years. In fiscal 2006, the company granted RSUs that vest based on the company obtaining a target return on invested capital in fiscal 2008. In determining compensation expense, the company assumes that this target will be achieved and will evaluate this assumption periodically. The fair value of these RSUs was based on the company’s common stock market price at the date of grant. The company recognized pre-tax compensation expense for these RSUs of $1.1 million and $0.3 million in the first quarter of fiscal 2006 and 2005, respectively.

The table below shows the company’s outstanding RSUs at December 31, 2005:

Grant Year	RSU’s Granted	Vesting Period	Weighted Average Value	Unearned Compensation Expense at December 31, 2005
				(in thousands)
2004	300,700	3 years	$12.04	$1,189
2005	482,000	4 years	$13.28	4,768
2006	30,300	4 years	$10.57	303
2006	682,589	performance based	$10.21	6,571

TOTAL	1,495,589			$12,831

NOTE 8. RESTRUCTURING AND INTEGRATION

At December 31, 2005, the company’s total restructuring reserve balance was $12.1 million, which is comprised of $2.8 million for its 2002 restructuring plan, $4.1 million for its Allen Telecom acquisition integration plan and $5.2 million for the integration plan for Channel Master. The company recorded a gain of $0.5 million in restructuring expense, a component of operating income, in the first quarter of fiscal 2006. This was comprised of a $0.7 million reversal of lease reserves and $0.2 million of employee termination costs expensed as incurred.

Restructuring Reserve

In 2002, the company initiated a plan to restructure its operations. As part of this plan the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million, consisting of inventory provisions of $11.1 million, charged to cost of products sold, and an operating expense charge of $24.9 million. In 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs. The remaining reserve balance at December 31, 2005 of $2.8 million relates to a leased facility previously used by the Base Station Subsystems operating segment, and relates to lease cancellation costs that are scheduled to continue through 2007.

Since the start of this restructuring initiative in 2002, the company has paid severance costs of $17.3 million to 1,226 employees and $9.9 million for lease cancellation and other costs. In the first quarter of fiscal 2006, the company incurred cash costs of $0.5 million for lease payments and reversed $0.7 million from the reserve as the company terminated a portion of the lease obligation.

A summary of the restructuring reserve activity for the first quarter of fiscal 2006 is as follows (in thousands):

Restructuring Activity for the three months ended December 31, 2005	Reserve Balance Sept. 30, 2005	Utilization of Reserve	Reversal of Accrual	Reserve Balance Dec. 31, 2005
Lease Cancellation Expense and Total Restructuring Reserve	$3,966	$(484)	$(707)	$2,775

Allen Telecom Acquisition Integration Reserve

As part of the Allen Telecom acquisition in 2003, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed asset write-offs and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in expected inventory write-offs. In fiscal 2005, the company reversed a reserve for a French facility that the company decided not to close. This resulted in the company reversing $2.7 million in severance and $0.9 million of lease cancellation and other costs that had been accrued for closing this facility. Integration reserves established in purchase accounting were accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom.

Since the start of these integration efforts in 2003, the company has paid severance costs of $14.4 million to 407 employees and $9.3 million for lease cancellation and other costs. In the first quarter of fiscal 2006, the company paid cash costs of $0.2 million consisting of $0.1 million of severance payments to two employees and $0.1 million of lease payments. The company anticipates paying severance benefits to approximately 80 employees and expects to substantially complete its integration activities in 2006. The remaining reserve balance at December 31, 2005 of $4.1 million primarily relates to the Base Station Subsystems business.

A summary of integration reserve activity for the first quarter of fiscal 2006 is as follows (in thousands):

Allen Integration Reserve Activity for the three months ended December 31, 2005	Reserve Balance Sept. 30, 2005	Utilization Of Reserve	Reserve Balance Dec. 31, 2005
Severance	$1,426	$(55)	$1,371
Lease cancellation and other costs	2,868	(114)	2,754

Total Integration Reserve	$4,294	$(169)	$4,125

Channel Master Integration Reserve

As part of the Channel Master acquisition, the company accrued an integration reserve for costs to restructure Channel Master’s U.S. manufacturing operations. The initial cost estimate of $5.2 million was comprised of a $2.9 million provision for relocation and restructuring of manufacturing operations and a $2.3 million provision to pay severance benefits for approximately 245 manufacturing employees. The $5.2 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired. Channel Master’s operations are included in the Satellite Communications segment.

The company expects to substantially complete its Channel Master integration activities in 2007. A summary of integration reserve activity for the first quarter of fiscal 2006 is as follows (in thousands):

Channel Master Reserve Activity for the three months ended December 31, 2005	Reserve Balance Sept. 30, 2005	Utilization Of Reserve	Reserve Balance Dec. 31, 2005
Severance	$2,293	$0	$2,293
Lease cancellation and other costs	2,879	0	2,879

Total Channel Master Reserve	$5,172	$0	$5,172

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

In fiscal 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by third-parties used in certain base station subsystem product lines. This $16.6 million was comprised of a first quarter 2005 charge of $19.8 million and a fourth quarter recovery from third parties of $3.2 million. The company anticipates that the repair and replacement of installed units will be completed over the next twelve months. In the quarter ended December 31, 2005, the company paid $3.8 million for this component failure, which is included in warranty settlements in the table below. Changes in the company’s warranty reserve during the three months ended December 31, 2005 and 2004 are as follows:

	Three Months Ended December 31
(In thousands)	2005	2004
Warranty reserve at beginning of period	$26,754	$18,900
Accrual for warranties issued	5,145	4,062
Warranty settlements made	(5,961)	(2,914)
Warranty expirations and adjustments	(456)	174
Product recall	—	19,800

Warranty reserve at end of period	$25,482	$40,022

Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its answer and counterclaim on December 15, 2005 and intends to defend this litigation vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

NOTE 10. ACQUISITION OF BUSINESS

On February 2, 2006, the company acquired Skyware Radio Systems GmbH, a German manufacturer of electronic products for broadband satellite communications networks. Under the terms of this acquisition agreement the company will pay $9.0 million to acquire the stock of Skyware with additional consideration of up to $6.0 million possible if certain financial performance goals are reached over a two-year period.

NOTE 11. SALE OF ASSETS

In the first quarter of 2006, the company recorded a loss on the sale of assets of $1.5 million. This includes a $2.0 million write-down to fair value of certain assets that the company anticipates selling by the end of fiscal 2006. These assets consist of intangible assets of $1.5 million and $0.5 million of inventory and fixed assets. In the first quarter of fiscal 2006 the company also recognized a gain of approximately $0.8 million on the sale of assets principally from the sale of unimproved land in Denton, Texas.

NOTE 12. DEBT COVENANTS

Under the terms of the company’s $250 million revolving credit facility, the company has agreed to meet various quarterly requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. The company was in compliance with all of these requirements as of December 31, 2005.

At December 31, 2005, under the most restrictive of these requirements the company had the ability to utilize the entire credit facility.

NOTE 13. BENEFIT PLANS

The company has two defined benefit plans, one that covers approximately 650 current and former employees of the company’s United Kingdom subsidiary and a frozen plan that was acquired from Allen Telecom that covers approximately 1,600 former employees of Allen Telecom.

The components of net periodic expense for these plans, as well as the company’s post-retirement medical and life insurance plans, for the three months ended December 31, 2005 and 2004 are as follows:

	Pension Benefits Three months ended December 31		Medical Plans and Other Benefits Three months ended December 31
(In thousands)	2005	2004	2005	2004
Service costs	$448	$504	$102	$50
Interest costs	1,709	1,599	243	173
Expected return on plan assets	(1,380)	(1,392)	—	—
Amortization of unrecognized prior service costs	79	88	(135)	(135)
Amortization of net loss	(40)	204	337	158

Net periodic expense	$816	$1,003	$547	$246

In fiscal year 2005 the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company estimates that additional contributions of up to $10 million by the end of calendar 2006 will be required to fully fund and terminate this plan based on current actuarial projections.

NOTE 14. INCOME TAXES

The reported tax rate for the first quarter was 19.9%, reflecting an underlying effective tax rate on operations of 30.0% and the recording of a $1.9 million benefit related to the repatriation of foreign earnings. During the quarter, the company’s operations benefited from a favorable geographic mix shift of earnings to lower tax jurisdictions and a rate benefit from the permanent reinvestment of earnings in China. The American Jobs Creation Act (AJCA) of 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad and reinvest the repatriated earnings in qualified domestic U.S. business activities by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the first quarter of fiscal 2006, the company approved a definitive plan to repatriate earnings from certain foreign subsidiaries during fiscal 2006 in order to take advantage of the provisions of the AJCA. The company expects to repatriate up to $55 million of dividends eligible for the dividends received deduction. The tax cost of repatriation was offset by the reversal of previously established deferred tax liabilities related to undistributed earnings of the company’s Chinese subsidiaries resulting in a net income tax benefit of $1.9 million, which was recorded in the first quarter of fiscal 2006.

Income tax for the first quarter of fiscal 2005 was a benefit of $2.6 million primarily related to the reversal of previously accrued taxes resulting from a favorable resolution of certain tax-related matters.

NOTE 15. SEGMENTS

The company manages its business in five operating segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications.

Antenna and Cable Products includes a diverse product line for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. Network Solutions includes geolocation products, network optimization analysis systems, and engineering and consulting services. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways, airports and other coverage gaps. Satellite Communications is comprised of the following product lines: direct-to-home (DTH) satellite antennas, earth station antennas and systems (ESA), radar and high frequency product lines. The company evaluates the performance of these segments based on sales and operating income (loss). The table below shows sales and operating income (loss) by segment for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31
(In thousands)	2005	2004
Sales
Antenna and Cable Products[1]	$290,944	$231,762
Base Station Subsystems	123,454	117,148
Network Solutions	22,420	34,772
Wireless Innovations	48,818	41,252
Satellite Communications	29,063	48,903

Total Consolidated Sales	$514,699	$473,837

Operating Income (Loss)
Antenna and Cable Products	$42,070	$37,593
Base Station Subsystems	2,851	(24,130)[2]
Network Solutions	2,192	16,130
Wireless Innovations	9,356	6,907
Satellite Communications	(2,601)	(1,041)
Items not included in segments
Unallocated Sales and Administrative Expense	(26,024)	(24,037)
Intangible Amortization	(5,119)	(7,550)
Loss on the Sale of Assets	(1,461)	—

Total Consolidated Operating Income	$21,264	$3,872

1.	Includes sales for freight and distribution services of $13 million and $7 million for the three months December 31, 2005 and 2004, respectively.
2.	Includes a product recall charge of $19.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes contained herein and the consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Safe Harbor for Forward-Looking Statements.”

Overview

Andrew Corporation, together with its subsidiaries, is engaged in the design, manufacture, and supply of communications equipment, services, and systems for global communications infrastructure markets. The company’s products are used in the infrastructure for traditional wireless networks, third generation (3G) technologies, voice, data, video and internet services, as well as applications for microwave and satellite communications, and other specialized applications. The company operates in five segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations, and Satellite Communications. With the exception of Satellite Communications, all of Andrew’s operating segments sell products and services to the wireless infrastructure market.

The company’s financial results are influenced by factors in the markets in which it operates and by its ability to successfully execute its business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. The company expects that the marketplace environment will remain highly competitive. Andrew’s ability to execute its business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead, successfully integrate acquired businesses, and attract, motivate and retain key personnel to manage its operational, financial and management information systems.

Highlights

Sales for the quarter ended December 31, 2005 were $515 million, a 9% increase from the first quarter of fiscal 2005, due primarily to growth in wireless infrastructure sales as wireless operators continued to upgrade and expand their networks worldwide.

The gross profit margin for the quarter improved versus the prior year quarter to 22.7% primarily due to improved Base Station Subsystem margins partially offset by higher commodity costs and a decline in higher margin geolocation sales. Additionally, the prior year quarter included a $19.8 warranty provision for a component used in certain Base Station Subsystem products.

Operating expenses increased as compared with the prior year quarter primarily due to higher sales and administrative expenses.

Income tax expense increased as compared with the prior year quarter due to higher current quarter earnings and a positive tax settlement in the prior year quarter. Income tax expense in the current quarter also included a tax benefit for the repatriation of income earned outside of the United States under the American Jobs Creation Act of 2004.

Earnings per share were $.09 compared to $.02 in the first quarter of fiscal 2005 and $.05 in the fourth quarter of fiscal 2005.

RESULTS OF OPERATIONS

Sales. Sales for the first quarter of fiscal 2006 were $515 million, 9% higher than the first quarter of fiscal 2005 and 1% lower compared to the fourth quarter of fiscal 2005. The year over year sales increase was due primarily to growth in the wireless infrastructure market and was partially offset by a decline in Satellite Communications sales. Andrew’s sales by operating segment for the three months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31%			%
Sales by Segment (in millions)	2005	2004	Change	Total
Antenna and Cable Products	$291	$232	25%	56%
Base Station Subsystems	124	117	6	24
Network Solutions	22	35	(37)	4
Wireless Innovations	49	41	20	10
Satellite Communications	29	49	(41)	6

Total	$515	$474	9%	100%

Antenna and Cable Products sales increased 25% versus the prior year quarter due mainly to significant growth in base station antenna products, radio frequency (RF) cable and components supporting network expansion and coverage requirements, and the inclusion of a full quarter of sales from the December 2004 acquisition of ATC Tower Services, which increased sales by $17 million. Base station antenna sales increased significantly due to strong growth in India and sales of new products, such as Andrew’s Teletilt® antenna systems. RF cable and component sales increased significantly as a result of strong sales in North America.

Base Station Subsystems sales increased 6% versus the first quarter of fiscal 2005 due mainly to a significant increase in power amplifier sales and new product introductions in North America, partially offset by lower overall sales in Europe and South America. Network Solutions sales declined 37% versus the first quarter of fiscal 2005 due mainly to a $17 million anticipated decline in sales of E-911 related geolocation equipment in North America. Wireless Innovations sales increased 20% due mainly to an increase in operator needs for distributed coverage solutions in North America and Europe. Satellite Communications sales declined 41% due mainly to the company’s planned reduced involvement in certain consumer broadband satellite programs.

Andrew’s sales by region for the three months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31%			%
Sales by Region (in millions)	2005	2004	Change	Total
Americas	$298	$254	17%	57%
Europe, Middle East, Africa (EMEA)	152	158	(4)	30
Asia Pacific	65	62	5	13

Total	$515	$474	9%	100%

Sales in the Americas increased 17% versus the first quarter of fiscal 2005 due mainly to growth in North America for Antenna and Cable Products, Base Station Subsystems and Wireless Innovations supporting network upgrades and expansion, partially offset by lower sales of Satellite Communications and Network Solutions. EMEA declined 4% from the first quarter of fiscal 2005 due mainly to lower Base Station Subsystem sales in Europe and unfavorable foreign currency exchange rate movements, partially offset by higher Antenna and Cable Products and Wireless Innovations sales. The company estimates that unfavorable foreign currency exchange rates as a result of a stronger U.S. dollar against the euro resulted in approximately a $5 million decrease in EMEA sales compared with the first quarter of fiscal 2005. Asia Pacific sales increased 5% versus the prior year quarter due mainly to increased demand in India and Taiwan for Antenna and Cable Products supporting network expansions.

In the first quarter of fiscal 2006 the top 25 customers represented 68% of sales compared to 69% in the fourth quarter of fiscal 2005 and 68% in the first quarter of fiscal 2005. Major original equipment manufacturers (OEMs) accounted for 38% of sales in first quarter of fiscal 2006 compared to 37% in the fourth quarter of fiscal 2005 and 41% in the first quarter of fiscal 2005. Lucent Technologies was the largest customer for the first quarter of fiscal 2006 at 11% of sales, while Cingular Wireless declined to 10% of sales due mainly to a significant decline of E-911 geolocation equipment sales. In the first quarter of fiscal 2006, Ericsson and Siemens each represented 5% or more of sales.

Gross profit. The gross profit percentage was 22.7% in the first quarter of fiscal 2006, compared with 22.4% in the fourth quarter of fiscal 2005 and 19.2% in the first quarter of fiscal 2005. Gross profit for the fourth quarter of fiscal 2005 included $4.2 million of favorable benefits related to an adjustment of value added tax (VAT) reserves and recoveries from third parties of warranty costs. These items resulted in a 0.8% improvement in the gross profit percentage in the fourth quarter. The first quarter of fiscal 2005 included a $19.8 million warranty provision for a component used in certain base station subsystem products that resulted in a 4.2% decrease in the gross profit percentage.

Excluding the $19.8 million warranty provision, the decrease in gross profit percentage as compared with the prior year quarter was primarily caused by the $17 million decrease in Network Solution’s geolocation sales and higher copper prices in the Antenna and Cable Products group. These negative gross margin impacts were offset by better margin performance primarily in the Base Station Subsystems group. The average cost of copper used in RF cable products increased 56% from an average of a $1.08 per pound in the first quarter of fiscal 2005 to an average of $1.69 per pound in the first quarter of fiscal 2006. The company estimates that higher copper costs increased cost of goods sold by approximately $11 million compared to the year-ago period. The company has taken steps in recent quarters to increase the amount of copper it has under purchase agreements to mitigate the impact of fluctuations in copper prices. At the start of the fiscal second quarter of 2006, the company had contracts to purchase approximately 44 million pounds of copper, or approximately 90% of its anticipated fiscal 2006 requirements.

The increase in the gross profit percentage from the fourth quarter of fiscal 2005 to the first quarter of 2006 was mainly due to improved Base Station Subsystems results and a benefit related to a recent price increase on cable products. Base Station Subsystems margins benefited from a better product mix due to a significant increase in power amplifier sales and improved filter margins due to cost reductions realized from the transition of filter production to China.

Research and development expenses. Research and development expenses were $28.0 million or 5.4% of sales in the first quarter of fiscal 2006, compared to $26.9 million or 5.7% of sales in the first quarter of 2005 and $28.4 million or 5.5% of sales in the fourth quarter of 2005. Research and development expenses increased year over year due mainly to higher spending on new product development by the Network Solutions segment focused on Geometrix® mobile location systems and network management solutions.

Sales and administrative expenses. Sales and administrative expenses increased to $61.7 million or 12.0% of sales in the first quarter of fiscal 2006, compared to $51.0 million or 10.8% of sales in the first quarter of 2005 and $58.0 million or 11.2% of sales in the fourth quarter of fiscal 2005. Significant factors in this year-over-year increase were: $1.3 million increase in sales expense, $2.3 million for incremental expense related to the acquisitions of ATC Tower Services in December 2004 and Xenicom in January 2005, $1.8 million for equity compensation programs including $1.0 million from the initial impact of stock option expense recognition, $1.6 million of additional finance and administrative expense caused by increases in compliance, audit and legal expense, and $0.8 million in IT systems related expense primarily due to global IT systems implementations.

During the first quarter of fiscal 2006, the company adopted SFAS No. 123(R), “Share Based Payments,” which requires the company to record compensation expense for stock options issued to employees. Prior to fiscal 2006, the company accounted for stock options granted to employees under the intrinsic value method of APB No. 25, where no compensation expense was recognized. The company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123(R) resulted in $1.0 of sales and administrative expense being recorded for stock options in the first quarter of fiscal 2006 compared to no stock option expense being recorded in the first quarter of fiscal 2005. For additional information see Note 7, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Intangible amortization. Intangible amortization decreased to $5.1 million in the first quarter of fiscal 2006, compared to $7.6 million in the first quarter of fiscal 2005. The reduction in intangible amortization compared to the prior year quarter is due mainly to a reduction of amortized expense associated with the acquisition of Allen Telecom in July 2003. It is anticipated that total intangible amortization will be approximately $18 million in fiscal 2006, compared to $22 million in fiscal 2005.

Loss on sale of assets. In the first quarter of 2006, the company recorded a loss on the sale of assets of $1.5 million. This includes a $2.0 million write-down to fair value of certain assets that the company anticipates selling by the end of fiscal 2006. These assets consist of intangible assets of $1.5 million and $0.5 million of inventory and fixed assets. This loss was partially offset by a gain recognized on the sale of unimproved land in Denton, Texas.

Operating income. Operating income increased to $21.3 million in the first quarter of fiscal 2006 compared to $3.9 million in the first quarter of fiscal 2005. Operating income by operating segment for the three months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended December 31
(in thousands)	2005	2004
Antenna and Cable Products	$42,070	$37,593
Base Station Subsystems	2,851	(24,130)
Network Solutions	2,192	16,130
Wireless Innovations	9,356	6,907
Satellite Communications	(2,601)	(1,041)
Items not included in segments
Unallocated Sales and Administrative Expense	(26,024)	(24,037)
Intangible Amortization	(5,119)	(7,550)
Loss on the Sale of Assets	(1,461)	—

Total Consolidated Operating Income	$21,264	$3,872

Antenna and Cable Products operating income increased due mainly to a 24% increase in sales partially offset by the impact of higher copper prices. Base Station Subsystems operating loss for the first quarter of fiscal 2005 includes a $19.8 million warranty provision related to a defective component used in certain Base Station Subsystems products. Excluding this charge, Base Station Subsystems operating income increased due mainly to a 6% increase in sales, a more favorable mix of products and manufacturing cost improvements due to the movement of more filter production to China. Network Solutions operating income declined versus the prior year due mainly to an anticipated decline of E-911 geolocation product sales. Geolocation sales declined to $13 million in the first quarter compared to $27 million in the fourth quarter of fiscal 2005 and $30 million in the first quarter of fiscal 2005. Wireless Innovations operating income increased versus the first quarter of fiscal 2005 due mainly to a 20% increase in sales. Satellite Communications operating loss increased versus the first quarter of fiscal 2005 due to a 41% decline in sales.

Interest. Interest expense for the first quarter of fiscal 2006 has remained flat compared to the first quarter of fiscal 2005. In the first quarter of fiscal 2006 the company increased its notes payable borrowings by $16.1 million to meet short-term working capital needs and decreased its more expensive long-term debt by $6.9 million, resulting in interest expense being relatively unchanged. Interest income decreased $0.8 million compared to the first quarter of fiscal 2005, due primarily to interest income for a favorable tax ruling recorded in first quarter of fiscal 2005.

Other expense (income). Other expense (income) resulted in income of $0.2 million in the first quarter of fiscal 2006, compared to expense of $1.5 million in the first quarter of fiscal 2005 and $2.4 million in the fourth quarter of fiscal 2005. Other expense is primarily a result of foreign exchange gains and losses. Movement in the euro against the U.S. dollar was the principal cause of the change from first quarter of fiscal 2005 to the first quarter of fiscal 2006.

Taxes. The reported tax rate for the first quarter was 19.9%, reflecting an underlying effective tax rate on operations of 30.0% and the recording of a $1.9 million benefit related to repatriation of foreign earnings. During the quarter, the company’s operations benefited from a favorable geographic mix shift of earnings to lower tax jurisdictions and a rate benefit from the permanent reinvestment of earnings in China. The American Jobs Creation Act (AJCA) of 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad and reinvest the repatriated earnings in qualified domestic U.S. business activities by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the first quarter of fiscal 2006, the company approved a definitive plan to repatriate earnings from certain foreign subsidiaries during fiscal 2006 in order to take advantage of the provisions of the AJCA. The company expects to repatriate up to $55 million of dividends eligible for the dividends received deduction. The tax cost of repatriation was offset by the reversal of previously established deferred tax liabilities related to undistributed earnings of the company’s Chinese subsidiaries resulting in a net income tax benefit of $1.9 million, which was recorded in the first quarter of fiscal 2006.

Income tax for the first quarter of fiscal 2005 was a benefit of $2.6 million primarily related to the reversal of previously accrued taxes resulting from a favorable resolution of certain tax-related matters.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $163.4 million at December 31, 2005, compared to $188.8 million at September 30, 2005. Working capital at December 31, 2005 was $628.5 million compared to $641.2 million at September 30, 2005. Management believes that the company’s strong working capital position, projected ability to generate cash flow from operations, and ability to borrow under its revolving credit agreements will allow the company to meet its normal operating cash flow needs for the foreseeable future.

The company maintains a $250 million revolving credit facility with a group of lenders that expires in September 2010. Under the terms of this facility, the company is subject to various quarterly covenant requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. As of December 31, 2005, the company was in compliance with all of these requirements and had the ability to utilize the entire credit facility.

In the first quarter of fiscal 2006, the company used $1.8 million of cash to fund its operations, compared to $10.9 million used in the first quarter of fiscal 2005. The decrease in cash required to fund operations was primarily due to higher net income.

Cash flow used for operations in the first quarter of fiscal 2006 was primarily the result of net income of $14.8 million, $19.0 million of non-cash charges for depreciation and amortization, offset by a net change in operating assets and liabilities that resulted in a $34.2 million decrease in cash flow.

The decrease in accounts receivable generated $2.4 million as days sales outstanding (DSOs) were 76 days at December 31, 2005, compared to 76 days at September 30, 2005, and 82 days at December 31, 2004. The fluctuations in DSOs from the prior year quarter are primarily the result of the lower mix of international sales compared with domestic sales. International sales generally carry longer payment terms than domestic sales.

Inventory increased by $14.0 million in the first quarter of fiscal 2006. Inventory turns were 4.4 at December 31, 2005, compared to 4.6 at September 30, 2005 and 4.3 at December 31, 2004. The increase in inventory was primarily due to planned inventory growth to better meet customer needs. Accounts payable and other liabilities decreased by $18.9 million in the first quarter of fiscal 2006. This decrease was primarily due to annual incentive payments and a decrease in trade payables and other current liabilities.

The company used $12.8 million of cash for investing activities in the first quarter of fiscal 2006, compared to $11.9 million in the first quarter of fiscal 2005. Capital expenditures were $12.3 million in the first quarter of fiscal 2006, down from $14.0 million in the first quarter of 2005. In the first quarter of fiscal 2006, the company increased its investment in convertible interest bearing notes to Cambridge Positioning Systems LTD, a mobile location technology developer by $1.7 million. Also in the first quarter of fiscal 2006, the company received $1.2 million from the sale of assets, principally from the sale of unimproved land in Denton, Texas.

In the first quarter of fiscal 2005, the company paid $7.9 million for two acquisitions. The company acquired selected assets of ATC Tower Services, Inc. for total purchase consideration of $8.4 million, including $6.8 million of cash. The company also paid $1.1 million to acquire the remaining 20% interest in a Czech Republic subsidiary that was acquired in the Allen Telecom acquisition. Also in the first quarter of fiscal 2005, the company received net proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc.

The company used $8.4 million for financing activities in the first quarter of fiscal 2006 compared to $1.0 million generated from financing activities in the first quarter of fiscal 2005. The company reduced its net long-term debt by $6.9 million and $8.2 million in the first quarters of fiscal years 2006 and 2005, respectively. These debt reductions were due to annual principal payments on senior notes of $7.8 million in the first fiscal quarter of each year. The company borrows under its revolving lines of credit to meet its short-term financing needs. The company increased its notes payable borrowings by $16.1 million and $9.1 million in the first quarters of fiscal years 2006 and 2005, respectively. Also in the first quarter of fiscal 2006 the company spent $17.6 million to acquire 1.6 million shares of the company’s common stock.

As of December 31, 2005, the company had remaining authority to repurchase approximately 9.8 million shares of common stock under a repurchase plan approved by the Board of Directors. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The company has contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Aggregate Contractual Obligations and Commitments” of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2005. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet. There have been no material changes in our contractual obligations and commercial commitments since September 30, 2005 arising outside of the ordinary course of business.

CHANGE IN CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The company uses certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2005. With the exception of the adoption of SFAS No. 151, “Inventory Costs” and SFAS No. 123(R), “Share Based Payments,” as described in Notes 6 and Note 7, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes in the company’s critical accounting policies during the three months ended December 31, 2005.

This discussion and analysis of financial condition and results of operations is based on the company’s condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, the company has made its best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

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

Forward-looking statements involve risks, uncertainties and assumptions, including those discussed in this report and in Item 1A (Risk Factors) and the other disclosures in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

While Andrew Corporation’s management is optimistic about the company’s long-term prospects, one should consider the risks and uncertainties in evaluating its growth outlook. Factors that may cause actual results to differ from expected results include the company’s ability to integrate acquisitions and to realize the synergies and cost savings anticipated from these transactions, fluctuations in commodity expense, the effects of competitive products and pricing, economic and political conditions that may impact customers’ ability to fund purchases of our products and services, the company’s ability to achieve the cost savings anticipated from cost reduction programs, fluctuations in international exchange rates, the timing of cash payments and receipts, end-use demands for wireless communication services, the loss of one or more significant customers and other business factors. For a more complete discussion of these and other risks, uncertainties and assumptions that may affect us, see the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Section 404 of the Sarbanes-Oxley Act (“the Act”) requires that the company evaluate and determine the effectiveness of its internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, such effectiveness. The company has dedicated a significant amount of time and resources to ensuring compliance with the Act. The company believes its process for documenting, evaluating, remediating and monitoring its internal controls over financial reporting is consistent with the objectives of the Act. However, there is a risk that the company, or its independent auditors, will not be able to conclude at September 30, 2006 that the company’s internal controls over financial reporting are effective as required by the Act. We believe the inability to comply with the Act could negatively impact investors confidence and company’s stock price.

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

A substantial portion of the company’s manufacturing capacity and business activity is outside the United States. Conducting business in international markets involves risks and uncertainties such as foreign exchange rate exposure and political and economic instability that could lead to reduced international sales and reduced profitability associated with such sales, which would reduce the company’s sales and income. A significant portion of our sales are outside the United States. We anticipate that international sales will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion. Identifiable foreign exchange rate exposures result primarily from currency fluctuations, accounts receivable from customer sales, the anticipated purchase of products from affiliates and third-party suppliers and the repayment of inter-company loans denominated in foreign currencies with our foreign subsidiaries. International business risks also include political and economic instability, tariffs and other trade barriers, longer customer payment cycles, burdensome taxes, restrictions on the repatriation of earnings, expropriation or requirements of local or shared ownership, compliance with local laws and regulations, terrorist attacks, developing legal systems, reduced protection of intellectual property rights in some countries, cultural and language differences, difficulties in managing and staffing operations and difficulties maintaining good employee relations. The company believes that international risks and uncertainties could lead to reduced international sales and reduced profitability associated with such sales, which would reduce the company’s sales and income.

On August 29, 2005, the company entered into a contract to sell its Orland Park, Illinois manufacturing and corporate headquarters site for approximately $26 million. This transaction is expected to close in two phases over approximately an eighteen-month period. The corporate headquarters was relocated to a leased facility in Westchester, Illinois in January 2006. The company plans to construct a state-of-the-art manufacturing and office facility in Joliet, Illinois and expects construction to be completed in 2007. In order to avoid customer-related disruptions, the company has developed a detailed plan to transition administrative and manufacturing operations to the Joliet facility. However, due to the scope and nature of the move, customer shipments could be affected, which could have an adverse financial result.

The Chinese government is planning to issue licenses for next generation wireless networks. It is anticipated that these licenses will be issued during calendar year 2006. Additionally, the company anticipates an increase in wireless infrastructure spending associated with the build-out of these anticipated new networks. Significant delays of license issuance could adversely affect the company’s financial results.

The company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. You are advised, however, to consult any further disclosures the company makes on related subjects in its 8-K, 10-Q, and 10-K reports filed with or furnished to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the company’s exposure to interest rate risk, foreign currency risk and commodity risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the company’s Annual Report on Form 10-K for the year ended September 30, 2005. With the exception of copper purchase commitments, the company believes that there has been no material change from the end of the previous fiscal year through December 31, 2005 to the company’s market risks as disclosed in its Annual Report on Form 10-K for the year ended September 30, 2005.

The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. The company forecasts that it will use approximately 63 million pounds of copper in fiscal year 2006. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At December 31, 2005, the company had contracts to purchase 43.6 million pounds of copper for $69.8 million. For the remainder of fiscal year 2006, the company estimates that it will purchase approximately 50 million pounds of copper, approximately six million pounds more than what the company currently has under contract. A 10% increase in the market price of copper as of December 31, 2005 would increase the company’s cost of this estimated six million pounds of copper by approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2005, the company’s management, including its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2005 in providing reasonable assurance that information required to be disclosed by the company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls:

As previously disclosed in the company’s Annual Report on Form 10-K filed with the SEC on December 14, 2005, in connection with the evaluation by management, including its Chief Executive Officer and Chief Financial Officer, of the company’s internal controls over reporting, pursuant to Exchange Act Rule 13a-15(d), the following changes were implemented during the quarter ended December 31, 2005 to the company’s internal control over financial reporting as a result of the existence of material weaknesses as disclosed in the company’s Annual Report on Form 10-K:

Revenue recognition accounting—In order to address the material weakness in its software revenue recognition, the company has established a formal procedure for the review of significant new contracts, including formal communication protocol among the contracts and legal department, group finance directors and corporate accounting, in considering the applicability of SOP 97-2 and all other relevant revenue recognition guidance, and determination of the appropriate revenue recognition policies to those contracts.

Segment reporting—In order to address the material weakness in its application of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” key personnel involved in the financial reporting process have enhanced the controls by which the SFAS No. 131 authoritative guidance is monitored and applied on a regular basis. In addition, the company’s disclosure committee now reviews segment reporting on a quarterly basis.

The company completed the implementation of these changes in internal control over financial reporting during the fiscal quarter ended December 31, 2005. The company’s independent registered public accounting firm has not yet audited these remediated controls and will evaluate them in connection with its audit of the company’s internal control over financial reporting as of September 30, 2006.

Except as described above, during the fiscal quarter ended December 31, 2005 there were no changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 3, Item 4 and Item 5 of this Part II are not applicable.

ITEM 1. LEGAL PROCEEDINGS

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its answer and counterclaim on December 15, 2005 and intends to defend this litigation vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of December 31, 2005, the company had repurchased approximately 20.2 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. Included in the 20.2 million shares repurchased are 1.6 million shares repurchased in the first quarter of 2006 for $17.6 million.

The table below lists the company’s repurchases of shares of common stock during the fiscal quarter ended December 31, 2005:

	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
October 1 to October 31	—	—	—	11,389,568
November 1 to November 30	725,000	$10.73	725,000	10,664,568
December 1 to December 31	875,000	$11.22	875,000	9,789,568

Total	1,600,000	$11.00	1,600,000

(1)	Average price paid per share is calculated using execution price, excluding commissions paid to brokers.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference
4	First Amendment, dated October 26, 2005 to the Rights Agreement, dated as of November 14, 1996, between Andrew Corporation and Harris Trust and Savings Bank	Incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed by the company on October 31, 2005 (SEC File No. 001-14617)

10.1 *	Form of Performance Cash Agreement under the Andrew Corporation Management Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on November 22, 2005 (SEC File No. 001-14617)

10.2 *	Form of Restricted Stock Unit Agreement under the Andrew Corporation Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the company on November 22, 2005 (SEC File No. 001-14617)

10.3 *	Form of Stock Option Agreement under the Andrew Corporation Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the company on November 22, 2005 (SEC File No. 001-14617)

10.4	Lease agreement dated November 18, 2005 between Cherry Hill Seven LLC and Andrew Corporation	Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the company on November 23, 2005 (SEC File No. 001-14617)

10.5	Agreement for Purchase and Sale of Real Estate dated as of August 25, 2005	Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the company on December 2, 2005 (SEC File No. 001-14617)

10.6	First Amendment to Agreement for Purchase and Sale of Real Estate dated November 28, 2005	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the company on December 2, 2005 (SEC File No. 001-14617)

10.7 *	Executive Severance Benefit Plan Agreement dated December 7, 2005 between Andrew Corporation and Jude Panetta	Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the company on December 13, 2005 (SEC File No. 001-14617)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers	Furnished herewith

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 9, 2006	By:	/s/ Marty R. Kittrell
Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)