Form 10-Q
period 2006-03-31
ANDREW CORP
filed 2006-05-10
CIK 317093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	159,629,113 shares as of May 8, 2006

INDEX

ANDREW CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31 2006	September 30 2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$154,938	$188,780
Accounts receivable, less allowances (March 2006 - $9,711; September 2005 - $12,240)	477,742	471,097
Inventory	369,167	353,402
Other current assets	62,173	63,578

Total Current Assets	1,064,020	1,076,857
Other Assets
Goodwill	871,221	862,083
Intangible assets, less amortization	45,172	56,753
Other assets	94,438	83,772
Property, Plant and Equipment
Land and land improvements	22,185	21,693
Buildings	132,064	131,335
Equipment	547,088	533,317
Allowance for depreciation	(468,022)	(454,783)

	233,315	231,562

TOTAL ASSETS	$2,308,166	$2,311,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	222,207	230,620
Accrued expenses and other liabilities	106,042	112,596
Compensation and related expenses	47,847	52,002
Restructuring	11,070	13,432
Notes payable and current portion of long-term debt	44,786	26,966

Total Current Liabilities	431,952	435,616
Deferred liabilities	49,876	49,255
Long-term debt, less current portion	268,258	275,604
SHAREHOLDERS’ EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 162,476,513 shares issued at March 31, 2006 and September 30, 2005, including treasury)	1,625	1,625
Additional paid-in capital	679,668	676,262
Accumulated other comprehensive income	19,375	19,720
Retained earnings	889,000	870,588
Treasury stock, common stock at cost (2,824,983 shares at March 31, 2006 and 1,557,030 shares at September 30, 2005)	(31,588)	(17,643)

Total Shareholders’ Equity	1,558,080	1,550,552

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,308,166	$2,311,027

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Sales	$481,653	$481,747	$996,352	$955,584
Cost of products sold	382,236	365,206	779,929	747,883

Gross Profit	99,417	116,541	216,423	207,701
Operating Expenses
Research and development	26,792	25,577	54,751	52,448
Sales and administrative	58,318	58,315	120,022	109,344
Intangible amortization	4,429	5,358	9,548	12,908
Restructuring	1,362	948	861	2,786
(Gain) loss on sale of assets	(72)	(1,033)	1,389	(1,033)

	90,829	89,165	186,571	176,453
Operating Income	8,588	27,376	29,852	31,248
Other
Interest expense	4,139	3,516	7,908	7,224
Interest income	(1,351)	(1,367)	(2,232)	(3,073)
Other expense, net	687	324	533	1,840

	3,475	2,473	6,209	5,991

Income Before Income Taxes	5,113	24,903	23,643	25,257
Income taxes	1,544	9,551	5,231	6,927

Net Income	3,569	15,352	18,412	18,330
Preferred Stock Dividends	—	115	—	232

Net Income Available to Common Shareholders	$3,569	$15,237	$18,412	$18,098

Basic Net Income per Share	$0.02	$0.09	$0.12	$0.11

Diluted Net Income per Share	$0.02	$0.09	$0.11	$0.11

Average Shares Outstanding
Basic	159,530	161,264	159,873	161,094
Diluted	160,260	179,125	160,486	161,499

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended March 31
	2006	2005
Cash Flows from Operations
Net Income	$18,412	$18,330
Adjustments to Net Income
Depreciation	28,192	29,671
Amortization	9,548	12,908
Restructuring costs	(2,130)	(5,190)
Loss on sale of assets and other	(100)	(332)
Stock based compensation	4,045	1,470
Change in Operating Assets and Liabilities
Accounts receivable	(3,694)	(42,100)
Inventory	(12,885)	(6,267)
Other assets	(6,118)	(13,341)
Accounts payable and other liabilities	(23,657)	21,149

Net Cash From Operations	11,613	16,298
Investing Activities
Capital expenditures	(33,181)	(32,468)
Acquisition of businesses	(9,063)	(19,204)
Investments	(1,722)	—
Proceeds from sale of businesses and investments	—	9,494
Proceeds from sale of property, plant and equipment	1,777	2,352

Net Cash Used for Investing Activities	(42,189)	(39,826)
Financing Activities
Long-term debt payments, net	(7,610)	(9,466)
Notes payable borrowings, net	17,839	9,064
Preferred stock dividends	—	(232)
Payments to acquire common stock for treasury	(17,600)	—
Stock purchase and option plans	3,019	669

Net Cash (Used for) From Financing Activities	(4,352)	35
Effect of exchange rate changes on cash	1,086	6,544

Decrease for the Period	(33,842)	(16,949)
Cash and Equivalents at Beginning of Period	188,780	189,048

Cash and Equivalents at End of Period	$154,938	$172,099

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2005.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31		Six months ended March 31
BASIC EARNINGS PER SHARE	2006	2005	2006	2005
Net income	$3,569	$15,352	$18,412	$18,330
Preferred stock dividends	—	115	—	232

Net income available to common shareholders	$3,569	$15,237	$18,412	$18,098
Average basic shares outstanding	159,530	161,264	159,873	161,094

Basic net income per share	$0.02	$0.09	$0.12	$0.11

	Three months ended March 31		Six months ended March 31
DILUTED EARNINGS PER SHARE	2006	2005	2006	2005
Net income	$3,569	$15,352	$18,412	$18,330
Preferred stock dividends	—	115	—	232

Net income available to common shareholders	$3,569	$15,237	$18,412	$18,098
Effect of dilutive securities:
Convertible bonds	—	1,308	—	—

Net income available to common shareholders after assumed conversions	$3,569	$16,545	$18,412	$18,098
Average basic shares outstanding	159,530	161,264	159,873	161,094
Effect of dilutive securities:
Convertible bonds	—	17,532	—	—
Options, warrants, and equivalents	730	329	613	405

Average diluted shares outstanding	160,260	179,125	160,486	161,499

Diluted net income per share	$0.02	$0.09	$0.11	$0.11

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

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. Except for the quarter ended March 31, 2005, these shares were not included in the calculation of diluted earnings per share because including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share.

Options and warrants to purchase 6,579,133 and 7,931,743 shares of common stock, at March 31, 2006 and 2005, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the company’s common stock.

NOTE 3. INVENTORIES

Inventories consisted of the following at March 31, 2006 and September 30, 2005, net of reserves:

(In thousands)	March 31 2006	September 30 2005
Raw materials	$117,016	$97,781
Work in process	90,385	93,917
Finished goods	161,766	161,704

	$369,167	$353,402

NOTE 4. COMPREHENSIVE INCOME

For the three and six month periods ended March 31, 2006 and 2005, comprehensive income consisted of net income available to common shareholders and foreign currency translation adjustments. Foreign currency translation adjustments are recorded in Accumulated Other Comprehensive Income, a component of shareholders’ equity. In the first quarter of fiscal 2006, the company recognized a $1.5 million gain for foreign currency translation adjustments related to the liquidation of an investment in a foreign subsidiary. The following table sets forth comprehensive income for the three and six month periods ended March 31, 2006 and 2005:

	Three months ended March 31		Six months ended March 31
(In thousands)	2006	2005	2006	2005
Net income	$3,569	$15,237	$18,412	$18,098
Foreign currency translation adjustments	10,298	(16,518)	(345)	21,525

Comprehensive Income (Loss)	$13,867	$(1,281)	$18,067	$39,623

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

In October 2005, the FASB issued Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires that the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for fiscal years beginning after December 15, 2005. The company is currently evaluating the impact of this FSP.

NOTE 6. ADOPTION OF NEW ACCOUNTING POLICIES

In January 2005, the FASB issued revised Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” an amendment of ARB No. 43. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The company adopted SFAS 151 starting in fiscal year 2006. The adoption of SFAS 151 did not have a material impact on the company’s results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of FASB No. 143. This Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted Interpretation No. 47 starting in fiscal year 2006. The adoption of FIN No. 47 did not have a material impact on the company’s results of operations.

Starting in fiscal 2006 the company has adopted SFAS No. 123(R), “Share Based Payments,” as described in Note 7.

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

The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method starting in 2006, compensation expense recognized includes: (a) expense for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method the company has not restated prior period results. As a result, certain components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the anniversary of the adoption of SFAS No. 123(R).

The company maintains long-term management incentive plans (LTIPs) which provide for the issuance of equity-based awards including stock options, which vest over a four to five year period. Prior to fiscal 2006, the company used the intrinsic value method to value all stock options issued under these plans and therefore recorded no compensation expenses for these stock options. At the start of fiscal 2006, the company had approximately 1.0 million unvested stock options outstanding under its LTIPs. Beginning in fiscal 2006, the company has recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. In the first and second quarters of fiscal 2006, the company recognized pre-tax compensation expense of $0.9 million and $0.8 million, respectively, and anticipates that it will recognize expense of $3.2 million for these options in fiscal 2006.

During the first six months of fiscal 2006, the company has granted 463,900 stock options under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the weighted average fair value of these options is $5.29 per option. Based on this valuation, the company recorded $0.1 million of pre-tax compensation expense in both the first and second quarter of fiscal 2006 and anticipates that it will recognize $0.5 million of expense for these options in fiscal year 2006. Total pre-tax cost recognized in the first and second quarters of fiscal 2006 for all stock options was $1.0 million and $0.9 million, respectively, and a reduction to net income of $0.6 million and $0.5 million, respectively, or $0.00 per share per quarter and $0.01 per share for the six months ended March 31, 2006. The company estimates that for fiscal 2006 the company will recognize $3.8 million, on a pre-tax basis, of compensation expense for all stock options, an estimated reduction to net income of $2.4 million or approximately $0.02 per share. As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $7.1 million.

The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2006	2005	2004	2003
Risk free interest rate	4.42%	4.25%	4.00%	3.98%
Expected life	5.5 years	6.0 years	6.0 years	6.0 years
Expected volatility	50%	66%	61%	58%
Dividend yield	0%	0%	0%	0%
Estimated forfeitures	10%	NA	NA	NA

The risk free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life used for options granted in 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options. The estimated volatility for fiscal 2006 was based both on the company’s historical stock price volatility and the market-implied volatility from traded options. Prior to fiscal 2006, the company calculated volatility based only on historical stock price volatility. The company used an expected dividend yield of 0% for all periods because the company has never paid and does not anticipate paying dividends in the foreseeable future. Starting in fiscal 2006, the company has used an estimated forfeiture rate of 10% based on historical data. Prior to 2006, the company used the actual forfeiture method allowed under SFAS 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock options for the three and six months ended March 31, 2005:

(In thousands, except per share amounts)	Three months ended March 31 2005	Six months ended March 31 2005
Reported net income	$15,352	$18,330
Preferred stock dividends	(115)	(232)

Reported net income available to common shareholders	15,237	18,098
Less: stock-based compensation, net of tax	(486)	(9,638)

Pro forma net income available to common shareholders	$14,751	$8,460

Reported basic and diluted net income per share	$0.09	$0.11
Pro forma basic and diluted net income per share	$0.09	$0.05

In the first quarter of fiscal 2005, the company granted 1.5 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were treated as if they were expensed in the first quarter of 2005, increasing pro forma expense net of tax by approximately $8.4 million.

A summary of the company’s stock option activity and related information follows for the six months ended March 31, 2006:

	Summary of Option Activity	Weighted Average Exercise Price
Outstanding at September 30, 2005	8,535,804	$17.41
Granted	463,900	10.14
Expired or cancelled	(467,871)	20.97
Exercised	(244,881)	9.68

Outstanding at March 31, 2006	8,286,952	16.98

Exercisable at March 31, 2006	7,197,288	$17.93

The weighted average fair value of options granted during fiscal years 2005, 2004, and 2003, was $8.88, $7.07, and $4.42, per share, respectively. During the first six months of fiscal 2006, the company granted 463,900 stock options with a weighted average fair value of $5.29.

The range of exercise prices for options outstanding and exercisable at March 31, 2006 was $8.91 to $38.17.

Range of Exercise Prices	$8.91 - $10.27	$11.09 - $12.91	$13.03 - $16.94	$17.11 - $18.65	$19.12 - $22.19	$22.65 - $24.94	$27.19 - $38.17	Total
Outstanding Options	1,209,233	1,576,936	1,919,425	736,778	808,680	1,669,975	365,925	8,286,952
Weighted Average
Exercise Price	$9.71	$11.44	$14.84	$17.63	$21.86	$23.16	$36.23	$16.98
Average Life	7.71	7.54	7.51	3.79	5.79	3.75	0.66	5.97
Exercisable Options	728,156	968,349	1,919,425	736,778	808,680	1,669,975	365,925	7,197,288
Weighted Average
Exercise Price	$9.45	$11.50	$14.84	$17.63	$21.86	$23.16	$36.23	$17.93

SFAS No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change was $0.6 million for the first six months of fiscal 2006. Operating cash flows recognized in fiscal 2005 for such excess tax deductions were approximately $0.1 million.

As part of the company’s LTIPs it has also granted deferred and restricted stock units (RSUs) to officers, key employees and directors. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. In order to calculate compensation expense, SFAS No. 123(R) requires expense to be adjusted for an estimated forfeiture factor, with the company utilizing a forfeiture rate of 10% based upon historical forfeiture rates. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period and is based on the market price of the company’s common stock on the grant date. RSUs generally vest based on service periods ranging from three to four years. In fiscal 2006, the company granted RSUs that vest based on the company achieving a target return on invested capital (ROIC) goal in fiscal 2008. The number of RSUs that vest will range from 0% to 125% of the grant based on the ROIC in fiscal 2008. In determining compensation expense, the company assumes that the ROIC target of 100% of the grant will be achieved; the company evaluates this assumption periodically. The fair value of these RSUs was based on the company’s common stock price at the date of grant. The company recognized pre-tax compensation expense for RSUs of $1.1 million for each of the first and second quarter of fiscal 2006, and $0.3 million and $1.2 million in the first and second quarters of fiscal 2005, respectively.

The table below shows the company’s outstanding RSUs at March 31, 2006:

Grant Year	RSU’s Granted	Vesting Period	Weighted Average Fair Value	Unearned Compensation Expense at March 31, 2006 (in thousands)
2004	298,800	3 years	$12.04	$882
2005	412,350	4 years	$13.38	3,746
2006	76,300	4 years	$12.32	877
2006	696,129	performance based	$10.21	6,092

TOTAL	1,483,579			$11,597

NOTE 8. RESTRUCTURING AND INTEGRATION

At March 31, 2006, the company’s total restructuring reserve balance was $11.1 million, which is comprised of $1.9 million for its 2002 restructuring plan, $4.0 million for its Allen Telecom acquisition integration plan and $5.2 million for the integration plan for Channel Master.

Restructuring Reserve

In 2002, the company initiated a plan to restructure its operations. As part of this plan the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million, consisting of inventory provisions of $11.1 million, charged to cost of products sold, and an operating expense charge of $24.9 million. In 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs. The remaining reserve balance at March 31, 2006 of $1.9 million relates to a leased facility previously used by the Base Station Subsystems operating segment, for lease cancellation costs that are scheduled to continue through 2007.

Since the start of this restructuring initiative in 2002, the company has paid severance costs of $17.3 million to 1,226 employees and $10.6 million for lease cancellation and other costs. During the first quarter of fiscal 2006, the company reversed $0.7 million from the restructuring reserve as the company terminated a portion of the lease obligation. Additionally, in the first six months of fiscal 2006, the company incurred cash costs of $1.2 million for lease payments, lease termination costs and facility exit costs.

A summary of the restructuring reserve activity for the first half of fiscal 2006 is as follows (in thousands):

Restructuring Reserve Activity for the six months ended March 31, 2006	Reserve Balance Sept. 30, 2005	Utilization of Reserve	Reversal of Accrual	Reserve Balance Mar. 31, 2006
Lease Cancellation Expense and Total Restructuring Reserve	$3,966	($1,378)	($707)	$1,881

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

Since the start of these integration efforts in 2003, the company has paid severance costs of $14.4 million to 407 employees and $9.4 million for lease cancellation and other costs. During the first six months of fiscal 2006 the company paid $0.1 million of severance costs for two employees and $0.2 million in lease payments. The company anticipates paying severance benefits to approximately 35 employees and expects to substantially complete its integration activities in 2006. The reserve balance at March 31, 2006 of $4.0 million primarily relates to the Base Station Subsystems business.

A summary of integration reserve activity for the second quarter of fiscal 2006 is as follows (in thousands):

Allen Integration Reserve Activity for the six months ended March 31, 2006	Reserve Balance Sept. 30, 2005	Utilization Of Reserve	Reserve Balance Mar. 31, 2006
Severance	$1,426	($66)	$1,360
Lease cancellation and other costs	2,868	(210)	2,658

Total Integration Reserve	$4,294	($276)	$4,018

Channel Master Integration Reserve

As part of the Channel Master acquisition, the company accrued an integration reserve for costs to restructure Channel Master’s U.S. manufacturing operations. The initial cost estimate of $5.2 million was comprised of a $2.9 million provision for relocation and restructuring of manufacturing operations and a $2.3 million provision to pay severance benefits to approximately 245 manufacturing employees. The $5.2 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired. Channel Master’s operations are included in the Satellite Communications segment.

The company expects to substantially complete its Channel Master integration activities in 2007. A summary of integration reserve activity for the first six months of fiscal 2006 is as follows (in thousands):

Channel Master Reserve Activity for the six months ended March 31, 2006	Reserve Balance Sept. 30, 2005	Utilization Of Reserve	Reserve Balance Mar. 31, 2006
Severance	$2,293	$0	$2,293
Facility relocation and other costs	2,879	0	2,879

Total Channel Master Reserve	$5,172	$0	$5,172

NOTE 9. CONTINGENCIES

Warranty Reserve

The company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the company vary depending upon the product sold. The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time product revenue is recognized. Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The company reports warranty reserves as a current liability included in accrued expenses and other liabilities.

In fiscal 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by third-parties used in certain base station subsystem product lines. This $16.6 million was comprised of a first quarter 2005 charge of $19.8 million and a fourth quarter recovery from third parties of $3.2 million. The company anticipates that the repair and replacement of installed units will be completed over the next 6 months. The company paid $3.8 million in the second quarter and $7.6 million for the first six months of fiscal 2006 for this component failure, which is included in warranty settlements in the table below. Changes in the company’s warranty reserve during the three and six month periods ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31		Six months ended March 31
(In thousands)	2006	2005	2006	2005
Warranty reserve at beginning of period	$25,482	$40,022	$26,754	$18,900
Accrual for warranties issued	4,364	4,484	9,509	8,546
Warranty settlements made	(6,822)	(2,834)	(12,783)	(5,748)
Warranty expirations and adjustments	(1,711)	(415)	(2,167)	(241)
Product recall	—	—	—	19,800

Warranty reserve at end of period	$21,313	$41,257	$21,313	$41,257

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

NOTE 10. BUSINESS ACQUISITIONS

In February of 2006, the company acquired Skyware Radio Systems GmbH (Skyware), a German manufacturer of electronic products for broadband satellite communications networks for approximately $8.7 million in cash. The Skyware acquisition agreement includes an earn-out provision, which could result in additional purchase consideration of up to $6.0 million if certain financial targets are met over a two-year period. A preliminary allocation of the purchase price resulted in $7.2 million of goodwill. The company has not completed its allocation of assets acquired and has not yet assigned any of the purchase price to intangible assets. The company anticipates completing its purchase price allocation by the end of the fiscal year. Pro forma results of operations, assuming this acquisition occurred at the beginning of the fiscal year, were not materially different from the reported results of operations.

After the close of the second quarter of fiscal 2006, the company completed two acquisitions. On April 13, 2006, the company acquired Precision Antennas Ltd. (Precision), a Stratford, England-based designer and manufacturer of microwave antennas for use in carrying point-to-point radio signals, primarily for cellular network back haul applications. The company paid approximately $26 million (15 million GBP) in cash to acquire Precision.

On April 25, 2006, the company acquired Cell Site Industries (CSI), a privately-held provider of wireless equipment repair services based in Milpitas, California for approximately $6.2 million in cash. The CSI acquisition agreement includes an earn-out provision which could result in additional purchase consideration of up to $14.0 million if certain financial targets are met over a three-year period.

NOTE 11. SALE OF ASSETS

In the first six months of 2006, the company recorded a loss on the sale of assets of $1.4 million. The loss on the sale of assets primarily includes a $2.0 million first quarter charge to write down to fair value certain assets that the company anticipates selling by the end of fiscal 2006. These assets consist of intangible assets of $1.5 million and $0.5 million of inventory and fixed assets. In the first quarter of fiscal 2006 the company also recognized a gain of approximately $0.8 million on the sale of assets, principally from the sale of unimproved land in Denton, Texas.

NOTE 12. DEBT COVENANTS

Under the terms of the company’s $250 million revolving credit facility, the company is subject to various quarterly requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. The company was in compliance with all of these requirements as of March 31, 2006. At March 31, 2006, under the most restrictive of these requirements the company had the ability to utilize $233 million of the credit facility.

NOTE 13. BENEFIT PLANS

The company has two defined benefit plans, one that covers approximately 650 current and former employees of the company’s United Kingdom subsidiary and a frozen plan that was acquired from Allen Telecom that covers approximately 1,600 former employees of Allen Telecom.

The components of net periodic expense for these plans, as well as the company’s post-retirement medical and life insurance plans, for the three and six months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits
	Three months ended March 31		Six months ended March 31
(In thousands)	2006	2005	2006	2005
Service costs	$453	$502	$900	$1,006
Interest costs	1,723	1,596	3,433	3,195
Expected return on plan assets	(1,392)	(1,435)	(2,772)	(2,827)
Amortization of unrecognized prior service costs	80	87	159	175
Amortization of net loss	(37)	203	(76)	407

Net periodic expense	$827	$953	$1,644	$1,956

	Medical Plans and Other Benefits
	Three months ended March 31		Six months ended March 31
(In thousands)	2006	2005	2006	2005
Service costs	$102	$50	$204	$100
Interest costs	243	179	486	352
Amortization of unrecognized prior service costs	(135)	(135)	(270)	(270)
Amortization of net loss	337	158	674	316

Net periodic expense	$547	$252	$1,094	$498

In fiscal 2005 the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company estimates that it will make additional contributions of up to $10 million by the end of fiscal 2006 to fully fund and terminate this plan based on current actuarial projections.

NOTE 14. INCOME TAXES

The reported tax rate was 30.2% for the second quarter and 22.1% for the first six months of fiscal 2006. The reported tax rate reflects underlying effective tax rates on operations of 43.8% and 33.0%, respectively. The reported tax rates for both reporting periods of fiscal 2006 reflect discrete non-recurring tax adjustments, primarily tax benefits related to the repatriation of foreign earnings. During the quarter, the effective tax rate on operations increased due to an unfavorable geographic mix shift of earnings coupled with a decrease in pretax income in the second quarter of fiscal 2006 compared to the first quarter.

The reported tax rate was 38.4% for the second quarter and 27.4% for the first six months of fiscal 2005, reflecting underlying effective tax rates on operations of 46.5% and 39.6%, respectively. The reported tax rates for both fiscal 2005 reporting periods reflect non-recurring tax benefits related to favorable resolution of certain tax-related matters with government authorities. The underlying effective tax rate on operations for the fiscal 2006 reporting periods decreased from the effective tax rates in the prior year reporting periods primarily due to the permanent reinvestment of earnings in China during fiscal 2006 and a favorable geographic mix shift of earnings. In addition, the reported tax rate for the second quarter of fiscal 2006 benefitted from non-recurring tax adjustments, primarily tax benefits related to the repatriation of foreign earnings as compared to the reported tax rate for the second quarter of fiscal 2005.

As of March 31, 2006, the company had a net deferred tax asset of approximately $71.6 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2021. Recoverability of this deferred tax asset is dependent upon the company’s ability to generate future taxable profits in the United States. The company continuously reviews and assesses the recoverability of its deferred tax asset and it is the company’s current opinion that the net deferred tax asset is fully recoverable. Should the company subsequently determine it is more likely than not that this deferred tax asset will not be realized, the company would be required to record a non-cash charge to establish a valuation allowance against some portion or all of the deferred tax asset at that time. Establishing a valuation allowance could have a material adverse impact upon the company’s effective tax rate and reported financial results.

NOTE 15. SEGMENTS

The company manages its business in five operating segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications.

Antenna and Cable Products includes a diverse product offering for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. Network Solutions includes geolocation products, network optimization analysis systems, and engineering and consulting services. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways, airports and other coverage gaps. Satellite Communications is comprised of the following product lines: direct-to-home (DTH) satellite antennas, earth station antennas and systems (ESA) and high frequency (HF) / radar products. The company evaluates the performance of these segments based on sales and operating income (loss). The following table shows sales and operating income (loss) by segment for the three and six months ended March 31, 2006 and 2005.

	Three months ended March 31		Six months ended March 31
(In thousands)	2006	2005	2006	2005
Sales
Antenna and Cable Products	$265,711[1]	$242,575[2]	$556,655[3]	$474,337[4]
Base Station Subsystems	119,409	115,962	242,863	233,110
Network Solutions	26,816	43,923	49,236	78,695
Wireless Innovations	38,396	44,964	87,214	86,216
Satellite Communications	31,321	34,323	60,384	83,226

Total Consolidated Sales	$481,653	$481,747	$996,352	$955,584

Operating Income (Loss)
Antenna and Cable Products	$28,793[1]	$37,047[2]	$72,283[3]	$75,458[4]
Base Station Subsystems	3,116	(586)	5,967	(24,716)
Network Solutions	5,676	17,830	7,868	33,960
Wireless Innovations	6,385	11,272	15,741	18,179
Satellite Communications	(4,093)	(2,854)	(6,694)	(3,895)
Items not included in segments
Unallocated Sales and Administrative Costs	(26,932)	(31,008)	(54,376)	(55,863)
Intangible Amortization	(4,429)	(5,358)	(9,548)	(12,908)
Gain (Loss) on the Sale of Assets	72	1,033	(1,389)	1,033

Total Consolidated Operating Income	$8,588	$27,376	$29,852	$31,248

[1]	Includes distribution service and freight revenue of $6,652 and operating income of $1,103.
[2]	Includes distribution service and freight revenue of $4,662 and operating income of $833.
[3]	Includes distribution service and freight revenue of $19,597 and operating income of $2,523.
[4]	Includes distribution service and freight revenue of $11,909 and operating income of $1,651.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes contained herein and the consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition contained in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Cautionary Statement regarding Forward-Looking Statements.”

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

The company’s financial results are influenced by factors in the markets in which it operates and by its ability to successfully execute its business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. The company expects that the marketplace environment will remain highly competitive. Andrew’s ability to execute its business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead spending, successfully integrate acquired businesses, and attract, motivate and retain key personnel to manage its operational, financial and management information systems.

Highlights

Sales for the quarter ended March 31, 2006 were $482 million, unchanged from the second quarter of fiscal 2005. Revenue growth in Antenna and Cable Products and Base Station Subsystems was offset primarily by a decline in E-911 geolocation equipment sales and a decrease in sales due to exchange rates as a result of a stronger U.S. dollar compared to the prior fiscal year. Wireless infrastructure sales, excluding a decline in E-911 geolocation equipment sales, grew 5% versus the second quarter of fiscal 2005 due to growth for products supporting global wireless network upgrades and expansion. During the second quarter of fiscal 2006, sales were weaker than expected in January and February, although sales and order activity increased significantly in March. Orders in the second quarter of fiscal 2006 were a record $549 million and backlog grew sequentially to $303 million at March 31, 2006.

Sales for the six months ended March 31, 2006 were $996 million, a 4% increase over the first six months of fiscal 2005, primarily due to Antenna and Cable Products growth offset by anticipated lower E-911 geolocation equipment revenues and lower Satellite Communications revenues.

The gross margin for the second quarter of fiscal 2006 was 20.6%, down from 24.2% in the second quarter of fiscal 2005. Gross profit margins declined in fiscal 2006 due to higher commodity costs, principally copper, and a decline in higher margin E-911 geolocation equipment sales.

Gross margin was 21.7% for the first six months of both fiscal 2006 and fiscal 2005. The first six months of fiscal 2005 included a $19.8 million warranty provision for a component used in certain Base Station Subsystem products, resulting in a 207 basis point decline in the fiscal 2005 gross margin rate. Excluding this $19.8 million charge, the year-to-year gross margin decline was primarily due to lower Antenna and Cable Products margins, which were heavily affected by higher copper costs, and lower Network Solutions sales of higher margin E-911 geolocation equipment.

Net income was $3.6 million for the second quarter of fiscal 2006, compared to $15.2 million in the second quarter of fiscal 2005. This decrease was primarily due to lower gross margins. Net income was $18.4 million for the first six months of fiscal 2006, compared to $18.1 million in the first six months of fiscal 2005. Net income for the first six months of fiscal 2005 was reduced by $12.2 million as a result of the $19.8 million pre-tax warranty provision recorded in the first quarter of fiscal 2005 for a defective component used in certain Base Station Subsystems products.

RESULTS OF OPERATIONS

Sales. Sales for the second quarter of fiscal 2006 were $482 million, unchanged from the second quarter of fiscal 2005. For the first six months of fiscal 2006 sales were $996 million, a 4% increase over fiscal 2005, due primarily to higher wireless infrastructure sales in fiscal 2006. Andrew’s sales by operating segment for the three and six months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31		% Change	Six Months Ended March 31		% Change
In millions	2006	2005		2006	2005
Sales
Antenna and Cable Products	$266	$243	10%	$557	$475	17%
Base Station Subsystems	120	116	3%	243	233	4%
Network Solutions	27	44	(39%)	49	79	(37%)
Wireless Innovations	38	45	(16%)	87	86	1%
Satellite Communications	31	34	(9%)	60	83	(27%)

Total Sales	$482	$482	0%	$996	$956	4%

Antenna and Cable Products sales increased in the second quarter and first six months of fiscal 2006 compared to fiscal 2005 due mainly to growth in base station antennas, radio frequency (RF) cable supporting network expansion and coverage requirements, and field services. Base station antenna sales increased by $4.8 million in the second quarter of fiscal 2006 and $17.3 in the first six months of fiscal 2006, versus fiscal 2005, due to strong growth in India and sales of new products such as Andrew’s Teletilt® antenna systems. The company’s field service revenue increased $5.4 million in the second quarter versus the year ago quarter. Additionally, field services increased $19.1 million in the first half of 2006 versus the prior year as a result of the December 2004 acquisition of ATC Tower Services.

Base Station Subsystems sales increased 3% in the second quarter of fiscal 2006, versus the second quarter of fiscal 2005 due mainly to an increase in direct-to-operator sales in North America, partially offset by lower overall sales in Europe. In the first six months of fiscal 2006, Base Station Subsystems sales increased 4% compared to the prior year due to stronger filter sales resulting from new product introductions in North America, partially offset by lower overall sales in Europe and South America.

Network Solutions sales declined 39% in the second quarter and 37% in the first six months of fiscal 2006 due to a decline in E-911 geolocation equipment sales. Network Solutions sales have been driven by E-911 regulatory requirements in North America, where sales have declined as major market operators have completed upgrading their networks to meet these E-911 requirements.

In the second quarter of fiscal 2006, Wireless Innovations sales declined 16% due mainly to the timing of several large projects for distributed coverage solutions and a 5% unfavorable impact from a stronger dollar versus the euro. In the first six months of fiscal 2006, Wireless Innovations sales increased due to strong first quarter sales driven by the completion of several large projects in North America and Europe.

Satellite Communications sales declined 9% in the second quarter of fiscal 2006 as compared to the prior year quarter due to lower earth station and high frequency antenna revenues and the elimination of mobile antenna business sales. For the first six months of fiscal 2006, revenue decreased 27% primarily due to the company’s planned reduction of involvement in certain consumer broadband satellite programs.

Andrew’s sales by region for the three and six months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31		% Change	Six Months Ended March 31		% Change
In millions	2006	2005		2006	2005
Sales
Americas	$264	$256	3%	$560	$511	10%
Europe, Middle East, Africa (EMEA)	155	165	(6%)	308	323	(5%)
Asia Pacific	63	61	3%	128	122	5%

Total	$482	$482	0%	$996	$956	4%

In the second quarter of fiscal 2006, sales in the Americas increased 3% versus the prior year quarter due mainly to growth in North America for Antenna and Cable Products and Base Station Subsystems supporting network upgrades and expansion, partially offset by lower sales of E-911 geolocation equipment and Satellite Communications products. In the first six months of fiscal 2006, sales in the Americas increased 10% due to strong Antenna and Cable Products, Base Station Subsystems and Wireless Innovations sales supporting network upgrades and expansion, partially offset by lower sales of E-911 geolocation equipment and consumer broadband satellite products.

EMEA sales declined 6% for the second quarter and 5% for the first six months of fiscal 2006, compared to the prior year. The EMEA decline was due principally to unfavorable foreign currency exchange rates relating to a stronger dollar versus the euro and lower Base Station Subsystem sales offset by higher Antenna and Cable Products revenue in Europe. Asia Pacific sales increased 3% in the second quarter and 5% for the first six months of fiscal 2006 due principally to increased demand in India and Taiwan for Antenna and Cable Products supporting network expansions offset by lower Wireless Innovations revenue.

The top 25 customers represented 67% of sales in the second quarter of fiscal 2006, compared to 68% in the first quarter of fiscal 2006 and 70% in the second quarter of fiscal 2005. For the first six months of fiscal 2006 and 2005, the top 25 customers represented 68% of sales and 69% of sales, respectively. Major original equipment manufacturers (OEMs) accounted for 38% of sales in the second quarter of fiscal 2006, compared to 38% in the first quarter of fiscal 2006 and 41% in the second quarter of fiscal 2005. Cingular Wireless was the largest customer for the second quarter of fiscal 2006 at 10% of sales, flat with the prior quarter due mainly to growth in new product introductions offset by seasonal weakness for Antenna and Cable Products. Lucent Technologies, Siemens, Ericsson and Nortel each represented more than 5% of the company’s sales for the second quarter of fiscal 2006.

Gross profit. Gross profit was 20.6% in the second quarter of fiscal 2006 compared with 24.2% in the second quarter of fiscal 2005. For the second quarter of 2006, gross profit declined 360 basis points versus the second quarter of fiscal 2005 due mainly to higher commodity costs and product mix. The company estimates that higher commodity costs adversely impacted gross profit by 200 basis points, with 140 basis points of this decrease due to increased copper prices. The company estimates that lower sales of E-911 geolocation equipment resulted in a 140 basis point decline in the consolidated gross profit rate.

In the past year, copper prices have risen to unprecedented levels increasing from $1.55 a pound at March 31, 2005 to $2.51 a pound at March 31, 2006. Additionally, on May 5, 2006 the spot price of copper was $3.60 per pound. Although the company has reduced its exposure to copper price fluctuations through the use of forward purchase commitments, the increase in copper prices has significantly increased the company’s costs. For fiscal 2006 the company has purchase commitments for copper that cover approximately 64 million pounds, or more than 90% of the company’s originally planned fiscal 2006 requirements. Due to an increase in customer demand, the company anticipates purchasing an additional six million pounds of copper in the open market during the second half of fiscal 2006, subject to market receptivity of the company’s cable price surcharge. The company announced a price surcharge effective April 3, 2006, on sales of RF cable products to partially offset the rising cost of commodities. In addition, the company has purchase commitments for copper that cover approximately 21 million pounds or approximately 30% of anticipated fiscal 2007 requirements.

In the first six months of fiscal 2006 and 2005 the gross margin was 21.7%. The first quarter of fiscal 2005 included a $19.8 million warranty provision for a component used in certain Base Station Subsystem products that resulted in a 207 basis point decline in the gross margin rate. Excluding this $19.8 million charge, the year over year decline in the gross profit percentage was primarily caused by higher copper prices, which the company estimates decreased gross margin by 175 basis points and a change in product mix driven by lower sales of higher margin geolocation equipment, which the company estimates decreased margin by 110 basis points.

Research and development expenses. Research and development expenses increased 4.8% to $26.8 million, or 5.6% of sales, in the second quarter of fiscal 2006 compared to $25.6 million or 5.3% of sales in the second quarter of fiscal 2005. In the first six months of fiscal 2006, research and development expenses increased 4.4% to $54.8 million, or 5.5% of sales, compared to $52.4 million, or 5.5% of sales, in the first six months of fiscal 2005. Research and development expenses increased mainly due to higher spending on Network Solutions products, the recent acquisition of certain assets of Nortel’s mobile location business, higher Satellite Communications spending on new product development and the recent acquisition of Skyware Radio Systems.

Sales and administrative expenses. Sales and administrative expenses remained flat at $58.3 million or 12.1% of sales in both the second quarter of fiscal 2006 and 2005. Higher sales and administrative expenses versus the prior year quarter were offset by lower legal costs primarily due to a $5.5 million charge in the second quarter of fiscal 2005 from the resolution of two litigation matters.

In the first six months of fiscal 2006, sales and administrative expenses increased 9.8% to $120.0 million or 12.0% of sales compared to $109.3 million or 11.4% of sales in the first six months of fiscal 2005. Significant factors in this year-over-year increase were: a) a $3.6 million increase in sales commissions and selling expenses, b) $2.9 million for incremental expenses related to the acquisitions of ATC Tower Services in December 2004 and Xenicom in January 2005, c) $2.6 million of additional expenses for equity compensation programs including $1.8 million from the initial impact of stock option expense recognition, d) $2.1 million of additional finance and administrative expenses caused by increases in compliance, audit and legal expenses.

During the first quarter of fiscal 2006, the company adopted SFAS No. 123(R), “Share Based Payments,” which requires the company to record compensation expense for stock options issued to employees. Prior to fiscal 2006, the company accounted for stock options granted to employees under the intrinsic value method of APB No. 25, where no compensation expense was recognized. The company has elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123(R) resulted in $0.9 million in the second quarter of fiscal 2006 and $1.8 million in the first six months of fiscal 2006 of sales and administrative expense for stock options compared to no stock option expense being recorded in the first six months of fiscal 2005. For additional information see Note 7, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Intangible amortization. Intangible amortization decreased to $4.4 million in the second quarter and $9.5 million for the first six months of fiscal 2006 compared to $5.4 million in the second quarter and $12.9 million in the first six months of fiscal 2005. The reduction in intangible amortization compared to the prior year is due mainly to a reduction of amortized expense associated with intangibles acquired in the acquisition of Allen Telecom in July 2003. It is anticipated that intangible amortization, excluding the impact of recent acquisitions, will be approximately $18 million in fiscal 2006, compared to $22 million in fiscal 2005.

(Gain) loss on sale of assets. In the second quarter of fiscal 2006 the company recorded a gain on the sale of assets of $0.1 million. In the first six months of fiscal 2006 the company recorded a loss on the sale of assets of $1.4 million, which primarily includes a $2.0 million write-down to fair value of certain assets that the company anticipates selling by the end of fiscal 2006. These assets consist of intangible assets of $1.5 million and $0.5 million of inventory and fixed assets. This loss was partially offset by a gain recognized on the sale of unimproved land in Denton, Texas.

Operating income. Operating income by operating segment for the three and six months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31		% Change	Six Months Ended March 31		% Change
In millions	2006	2005		2006	2005
Operating Income
Antenna and Cable Products	$29	$37	(22%)	$72	$76	(5%)
Base Station Subsystems	3	(1)	NA	6	(25)	NA
Network Solutions	6	18	(67%)	8	34	(76%)
Wireless Innovations	6	11	(45%)	16	18	(11%)
Satellite Communications	(4)	(3)	(33%)	(7)	(4)	(75%)
Items not included in segments
Unallocated Sales and Administrative Costs	(27)	(31)	13%	(54)	(56)	4%
Intangible Amortization	(4)	(5)	20%	(10)	(13)	23%
Gain (Loss) on the Sale of Assets	—	1	NA	(1)	1	NA

Total Consolidated Operating Income	$9	$27	(67%)	$30	$31	(3%)

For the second quarter and first six months of fiscal 2006, Antenna and Cable Products operating income decreased compared to the prior year due mainly to higher copper costs. For the second quarter and first six months of fiscal 2006, Base Station Subsystems operating income increased versus the prior year due mainly to increased operational efficiencies and a more favorable mix of products sold directly to carriers. Base Station Subsystems operating income for the first quarter of fiscal 2005 includes a $19.8 million charge for a warranty provision for a defective component used in certain base station subsystem products.

For both the second quarter and first six months of fiscal 2006, Network Solutions operating income declined versus the prior year due mainly to an anticipated decline in E-911 geolocation equipment sales. Wireless Innovations operating income decreased versus the prior year in both the second quarter and first six months of fiscal 2006 due mainly to a decrease in sales due to the timing of operator spending for distributed coverage requirements and the unfavorable impact of a stronger dollar versus the euro.

The year-to-date Satellite Communications operating loss increased versus the prior year due mainly to lower sales volumes resulting from the company’s planned reduction of involvement in certain consumer broadband satellite programs. Satellite Communications operating loss for the second quarter of fiscal 2006 includes a $1.2 million cost of goods sold provision in the legacy earth station antenna product line related to a multi-year program.

Interest. Interest expense increased by $0.6 million in the second quarter and $0.7 million in the first six months of fiscal 2006 compared to fiscal 2005 due to increased notes payable borrowings. In the first six months of fiscal 2006, the company increased its notes payable borrowings by $17.9 million to meet short-term working capital needs and reduced its long-term debt by $7.3 million. Interest income remained flat in the second quarter and decreased $0.8 million in the first six months of fiscal 2006 compared to fiscal 2005, due primarily to interest income from a favorable tax ruling recorded in the first quarter of fiscal 2005.

Other expense. Other expense was $0.7 million in the second quarter and $0.5 million in the first six months of fiscal 2006, compared to expense of $0.3 million in the second quarter and $1.8 million in the first six months of fiscal 2005. Other expense is primarily a result of foreign exchange gains and losses. Weakening of the euro against the U.S. dollar was the principal cause for these losses.

Taxes. The reported tax rate was 30.2% for the second quarter and 22.1% for the first six months of fiscal 2006, reflecting underlying effective tax rates on operations of 43.8% and 33.0%, respectively. The underlying effective tax rate on operations for the fiscal 2006 reporting periods decreased versus the prior year primarily due to the permanent reinvestment of earnings in China and a favorable geographic mix shift of earnings. In addition, the reported tax rate for the second quarter of fiscal 2006 benefited from non-recurring tax adjustments, primarily tax benefits related to the repatriation of foreign earnings as compared to the reported tax rate for the second quarter of fiscal 2005. The company currently forecasts its effective tax rate on operations to be 33% for the remaining six months of fiscal 2006.

The reported tax rate was 38.4% for the second quarter and 27.4% for the first six months of fiscal 2005, reflecting underlying effective tax rates on operations of 46.5% and 39.6%, respectively. The reported tax rates for fiscal 2005 include non-recurring tax benefits related to the favorable resolution of certain tax-related matters with government authorities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $154.9 million at March 31, 2006, compared to $188.8 million at September 30, 2005. Working capital at March 31, 2006 was $632.1 million compared to $641.2 million at September 30, 2005. Management believes that the company’s strong working capital position, projected ability to generate cash flow from operations, and ability to borrow under its revolving credit agreements will allow the company to meet its normal operating cash flow needs for the foreseeable future.

The company maintains a $250 million revolving credit facility with a group of lenders that expires in September 2010. Under the terms of this facility, the company is subject to various quarterly covenant requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. As of March 31, 2006, the company was in compliance with all of these requirements and had the ability to utilize $233 million of the credit facility.

In the first six months of fiscal 2006, the company generated $11.6 million of cash from operations, compared to $16.3 million generated in the first six months of fiscal 2005. The decrease in cash generated from operations was primarily due to an increase in inventory and a decrease in accounts payable. Cash flow generated from operations in the first six months of fiscal 2006 was primarily the result of net income of $18.4 million, $37.7 million of non-cash charges for depreciation and amortization, offset by a net change in operating assets and liabilities that resulted in a $46.4 million decrease in cash flow.

Accounts receivable increased by $3.7 million in the first six months of fiscal 2006. Accounts receivable were $477.7 million and day’s sales outstanding (DSOs) were 83 days at March 31, 2006, compared to $464.3 million and 76 days at December 31, 2005, and $470.9 million and 81 days at March 31, 2005.

Inventory increased by $12.9 million in the first six months of fiscal 2006. Inventories were $369.2 million and inventory turns were 4.1x at March 31, 2006 compared to $364.8 million and 4.4x at December 31, 2005, and $358.8 million and 4.1x at March 31, 2005. Accounts payable and other liabilities decreased by $23.7 million in the first six months of fiscal 2006, due to a decrease in trade payables and decrease in accrued compensation expenses, primarily as a result of annual incentive payments being made in the first quarter.

Investing activities. The company used $42.2 million of cash for investing activities in the first six months of fiscal 2006, compared to $39.8 million in the first six months of fiscal 2005. Capital expenditures were $33.2 million in the first six months of fiscal 2006, up from $32.5 million in the first six months of 2005. In the first six months of fiscal 2006, the company paid $9.1 million for acquisitions, primarily $8.7 million for Skyware Radio Systems, a producer of electronic products for broadband satellite communications networks. The company also made a final earn-out payment of $0.4 million for its 2004 acquisition of Yantai Fine Cable. The company increased its investment in interest-bearing convertible notes in Cambridge Positioning Systems LTD, a mobile location technology developer by $1.7 million. The company received $1.8 million from the sale of assets, principally from the sale of unimproved land in Denton, Texas.

Investing activities for the first six months of fiscal 2005 included $19.2 million for three acquisitions. The company paid $11.3 million for Xenicom, a United Kingdom-based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. The company also acquired selected assets of ATC Tower Services, Inc. for total purchase consideration of $8.4 million, including $6.8 million of cash. The company also paid $1.1 million to acquire the remaining 20% interest in a Czech Republic subsidiary that was acquired as part of the Allen Telecom acquisition. In the first quarter of fiscal 2005, the company received net proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc. In the first six months of fiscal 2005 investing activities included $2.4 million primarily from the proceeds of a facility sale in Reynosa, Mexico, which was acquired from Allen Telecom.

Financing Activities. The company used $4.4 million for financing activities in the first six months of fiscal 2006 compared to negligible net cash generated from financing activities in the first six months of fiscal 2005. The company reduced its net long-term debt by $7.6 million and $9.5 million in the first six months of fiscal years 2006 and 2005, respectively. These debt reductions were due mainly to annual principal payments on senior notes of $7.8 million in the first quarter of each fiscal year. The company borrows under its revolving lines of credit to meet its short-term financing needs. The company increased its notes payable borrowings by $17.8 million and $9.1 million in the first six months of fiscal years 2006 and 2005, respectively. In the first six months of fiscal 2006 the company spent $17.6 million to acquire 1.6 million shares of the company’s common stock. The company generated $3.0 million and $0.7 million in the first six months of fiscal 2006 and 2005, respectively, from stock purchase and option plans. Included in the $3.0 million from stock purchase and option plans for fiscal 2006 is $0.6 million for the tax benefit created from the exercise of stock options.

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

CHANGE IN CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The company uses certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2005. With the exception of the adoption of SFAS No. 151, “Inventory Costs” and SFAS No. 123(R), “Share Based Payments,” as described in Notes 6 and 7 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes in the company’s critical accounting policies during the six months ended March 31, 2006.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-Q, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements.” In addition, management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them. You can identify these statements by the fact that they do not relate strictly to historic or current facts. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate, forecast or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements involve risks, uncertainties and assumptions, including those discussed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Part I, Item 1A) and in this Form 10-Q (Part II, Item 1A). As a result, actual results could vary materially from past results and those anticipated, estimated or projected. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. You are advised, however, to consult any further disclosures we make on related subjects in our 8-K, 10-Q, and 10-K reports filed with or furnished to the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the company’s exposure to interest rate risk, foreign currency risk and commodity risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the company’s Annual Report on Form 10-K for the year ended September 30, 2005. With the exception of copper purchase commitments, the company believes that there has been no material change from the end of the previous fiscal year through March 31, 2006 to the company’s market risks as disclosed in its Annual Report on Form 10-K for the year ended September 30, 2005.

The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. The company forecasts that it will use approximately 69 million pounds of copper in fiscal year 2006. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At March 31, 2006, the company had contracts to purchase 27.6 million pounds of copper for $44.8 million through September 30, 2006. Due to an increase in customer demand, the company anticipates purchasing an additional six million pounds of copper in the open market during the second half of fiscal 2006, subject to market receptivity of the company’s recently announced cable price surcharge. As of May 5, 2006, the market price of copper was

$3.60/lb. Based on this price, a 10% increase in the market price of copper would increase the company’s cost of this estimated 6 million pounds of copper by approximately $2.2 million. For fiscal 2007, the company has purchase commitments for 21.2 million pounds of copper for $44.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2006, the company’s management, including its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2006 in providing reasonable assurance that information required to be disclosed by the company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Revenue recognition accounting—In order to address the material weakness in its software revenue recognition, the company has established a formal procedure for the review of significant new contracts, including formal communication protocol among the contracts and legal department, group finance directors and corporate accounting, in considering the applicability of SOP 97-2 and all other relevant revenue recognition guidance, and determination of the appropriate revenue recognition policies to apply to those contracts.

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

Except as described above, during the six months ended March 31, 2006 there were no changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 3 and Item 5 of this Part II are not applicable

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

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Item 1A. Risk Factors, in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The information presented below updates and should be read in conjunction with the risk factors disclosed in the Form 10-K.

If we are required to establish a valuation allowance with respect to our net deferred tax asset, it would adversely affect our effective tax rate and financial results. As of March 31, 2006, we had a net deferred tax asset of approximately $71.6 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2021. Recoverability of this deferred tax asset is dependent upon our ability to generate future taxable profits in the United States. We continuously review and assess the recoverability of our deferred tax asset and it is our current opinion that the net deferred tax asset is fully recoverable. Should we subsequently determine it is more likely than not that this deferred tax asset will not be realized, we would be required to record a non-cash charge to establish a valuation allowance against some portion or the entire deferred tax asset at that time. Establishing a valuation allowance could have a material adverse impact upon our effective tax rate and reported financial results.

If we experience difficulties in transitioning to new facilities, it could disrupt our business and adversely affect our financial results. On August 29, 2005, the company entered into a contract to sell its Orland Park, Illinois manufacturing and corporate headquarters site for approximately $26 million. This transaction is expected to close in two phases over approximately an eighteen-month period. The corporate headquarters was relocated to a leased facility in Westchester, Illinois in January 2006. The company is constructing a state-of-the-art manufacturing and office facility in Joliet, Illinois and expects construction to be completed in 2007. In order to avoid customer-related disruptions, the company has developed a detailed plan to transition administrative and manufacturing operations to the Joliet facility. However, due to the scope and nature of the move, customer shipments could be affected, which could have an adverse financial result.

The Chinese government could delay issuance of anticipated new wireless network licenses. The Chinese government is planning to issue licenses for next generation wireless networks. It is anticipated that these licenses will be issued during calendar year 2006 and that, in fiscal 2007, we will experience an increase in wireless infrastructure spending associated with the build-out of these anticipated new networks. Significant delays of license issuance could adversely affect our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of March 31, 2006, the company had repurchased approximately 20.2 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. Included in the 20.2 million shares repurchased are 1.6 million shares repurchased in the first quarter of 2006 for $17.6 million. No shares were repurchased in the second quarter of fiscal 2006.

The table below lists the company’s repurchases of shares of common stock during the six months ended March 31, 2006:

Fiscal Year 2006	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
October 1 to October 31	—	—	—	11,389,568
November 1 to November 30	725,000	$10.73	725,000	10,664,568
December 1 to December 31	875,000	$11.22	875,000	9,789,568
January 1 to January 31	—	—	—	9,789,568
February 1 to February 28	—	—	—	9,789,568
March 1 to March 31	—	—	—	9,789,568

Total	1,600,000	$11.00	1,600,000

(1)	Average price paid per share is calculated using execution price, excluding commissions paid to brokers.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The company’s Annual Meeting of Stockholders was held on February 8, 2006.

(b)	Items submitted to a vote

1.	Election of Directors

Nominee	FOR	WITHHELD
T. Donahoe	139,578,198	10,149,320
R. Faison	145,105,117	4,622,401
J. Fluno	145,277,574	4,449,944
W. Hunt	145,435,525	4,291,993
C. Nicholas	145,859,789	3,867,729
G. Poch	139,563,008	10,164,510
A. Pollack	142,927,566	6,799,952
G. Toney	145,216,174	4,511,344
A. Zopp	145,255,546	4,471,972

2.	The ratification of the appointment of Ernst & Young to serve as independent public auditors for fiscal year 2006 was approved by a vote of 146,515,316 shares for, 2,290,577 shares against, and 921,625 shares withheld.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference

10.1 *	Executive Severance Benefit Plan Agreement dated April 14, 2006 between Andrew Corporation and Justin Choi	Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the company on April 20, 2006 (SEC File No. 001-14617)

10.2 *	Form of Indemnification Agreement dated February 17, 2006	Filed herewith

10.25 *	Deleted. Exhibit 10.25 to Form 10-K for the year ended September 30, 2005, for Executive Severance Benefit Plan Agreement with Jim LePorte.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers	Furnished herewith

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 9, 2006	By:	/s/ Marty R. Kittrell
Marty R. Kittrell Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)