Form 10-Q
period 2006-06-30
ANDREW CORP
filed 2006-08-09
CIK 317093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	159,660,537 shares as of August 7, 2006

INDEX

ANDREW CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30 2006	September 30 2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$116,114	$188,780
Accounts receivable, less allowances (June 2006 - $11,001; September 2005 - $12,240)	538,949	471,097
Inventory	391,006	353,402
Other current assets	61,223	63,578

Total Current Assets	1,107,292	1,076,857

Other Assets
Goodwill	890,666	862,083
Intangible assets, less amortization	41,522	56,753
Other assets	104,802	83,772

Property, Plant and Equipment
Land and land improvements	22,685	21,693
Buildings	133,354	131,335
Equipment	566,653	533,317
Allowance for depreciation	(485,710)	(454,783)

	236,982	231,562

TOTAL ASSETS	$2,381,264	$2,311,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	279,391	230,620
Accrued expenses and other liabilities	110,798	112,596
Compensation and related expenses	52,721	52,002
Restructuring	6,169	13,432
Notes payable and current portion of long-term debt	33,342	26,966

Total Current Liabilities	482,421	435,616

Deferred liabilities	49,520	49,255
Long-term debt, less current portion	268,617	275,604

SHAREHOLDERS’ EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 162,476,513 shares issued at June 30, 2006 and September 30, 2005, including treasury)	1,625	1,625
Additional paid-in capital	682,104	676,262
Accumulated other comprehensive income	32,500	19,720
Retained earnings	895,963	870,588
Treasury stock, common stock at cost (2,815,977 shares at June 30, 2006 and
1,557,030 shares at September 30, 2005)	(31,486)	(17,643)

Total Shareholders’ Equity	1,580,706	1,550,552

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,381,264	$2,311,027

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Sales	$550,688	$487,235	$1,547,040	$1,442,819
Cost of products sold	429,077	374,312	1,209,006	1,122,195

Gross Profit	121,611	112,923	338,034	320,624

Operating Expenses
Research and development	28,428	26,990	83,179	79,438
Sales and administrative	65,592	55,470	185,614	164,814
Intangible amortization	4,731	4,652	14,279	17,560
Merger costs	3,205	—	3,205	—
Restructuring	1,891	456	2,752	3,242
(Gain) loss on sale of assets	(262)	1,522	1,127	489

	103,585	89,090	290,156	265,543

Operating Income	18,026	23,833	47,878	55,081

Other
Interest expense	3,614	3,552	11,522	10,776
Interest income	(1,736)	(944)	(3,968)	(4,017)
Other expense, net	1,907	222	2,440	2,062

	3,785	2,830	9,994	8,821

Income Before Income Taxes	14,241	21,003	37,884	46,260

Income taxes	7,278	8,014	12,509	14,941

Net Income	6,963	12,989	25,375	31,319

Preferred Stock Dividends	—	—	—	232

Net Income Available to Common Shareholders	$6,963	$12,989	$25,375	$31,087

Basic Net Income per Share	$0.04	$0.08	$0.16	$0.19

Diluted Net Income per Share	$0.04	$0.08	$0.16	$0.19

Average Shares Outstanding
Basic	159,651	162,443	159,795	161,544
Diluted	160,357	162,833	160,439	161,944

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended June 30
	2006	2005
Cash Flows from Operations
Net Income	$25,375	$31,319

Adjustments to Net Income
Depreciation	43,597	44,977
Amortization	14,279	17,560
(Gain) loss on sale of assets	(362)	1,189
Restructuring costs	(2,442)	(5,533)
Stock-based compensation	6,273	1,478

Change in Operating Assets / Liabilities, net of effects of acquisitions
Accounts receivable	(44,925)	(33,915)
Inventory	(21,599)	(18,286)
Other assets	(9,236)	(17,881)
Accounts payable and other liabilities	25,186	22,557

Net Cash From Operations	36,146	43,465

Investing Activities
Capital expenditures	(50,874)	(48,669)
Acquisition of businesses	(44,742)	(19,122)
Investments	(1,722)	—
Proceeds from sale of businesses and investments	—	9,494
Proceeds from sale of property, plant and equipment	2,473	2,615

Net Cash Used for Investing Activities	(94,865)	(55,682)

Financing Activities
Long-term debt payments, net	(7,902)	(9,355)
Notes payable borrowings, net	6,717	9,064
Preferred stock dividends	—	(232)
Payments to acquire common stock for treasury	(17,600)	—
Stock purchase and option plans	3,327	1,134

Net Cash (Used for) From Financing Activities	(15,458)	611

Effect of exchange rate changes on cash	1,511	(163)

Decrease for the Period	(72,666)	(11,769)
Cash and Equivalents at Beginning of Period	188,780	189,048

Cash and Equivalents at End of Period	$116,114	$177,279

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2005.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

NOTE 2. ADC TELECOMMUNICATIONS PROPOSED MERGER

On May 30, 2006, Andrew entered into a definitive merger agreement with ADC Telecommunications, Inc. (“ADC”) for an all-stock merger transaction. Under the terms of the merger agreement, Andrew would become a wholly-owned subsidiary of ADC and Andrew’s shareholders would receive 0.57 shares of ADC common stock for each share of Andrew common stock. The transaction is expected to qualify as a tax-free reorganization. Upon completion of the transaction, ADC shareholders would own approximately 56% of the combined company and Andrew shareholders would own approximately 44% of the combined company. If the merger agreement is terminated under certain circumstances specified in the Merger Agreement, ADC or Andrew would be required to pay the other a termination fee of $75 million. The merger is subject to regulatory and governmental reviews in the United States and elsewhere, as well as the approval by shareholders of both companies. In connection with the merger, on June 29, 2006 ADC filed a registration statement on Form S-4 (Registration No 333-135424). See Note 17, Subsequent Event, for information regarding CommScope, Inc.’s unsolicited August 7, 2006 proposal to acquire Andrew Corporation.

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30		Nine months ended June 30
BASIC EARNINGS PER SHARE	2006	2005	2006	2005
Net income	$6,963	$12,989	$25,375	$31,319
Preferred stock dividends	—	—	—	232

Net income available to common shareholders	$6,963	$12,989	$25,375	$31,087

Average basic shares outstanding	159,651	162,443	159,795	161,544

Basic net income per share	$0.04	$0.08	$0.16	$0.19

	Three months ended June 30		Nine months ended June 30
DILUTED EARNINGS PER SHARE	2006	2005	2006	2005
Net income	$6,963	$12,989	$25,375	$31,319
Preferred stock dividends	—	—	—	232

Net income available to common shareholders	$6,963	$12,989	$25,375	$31,087

Average basic shares outstanding	159,651	162,443	159,795	161,544
Options, warrants, and equivalents	706	390	644	400

Average diluted shares outstanding	160,357	162,833	160,439	161,944

Diluted net income per share	$0.04	$0.08	$0.16	$0.19

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share for all periods presented because including these shares and excluding the interest expense, net of tax, on these notes would have increased reported diluted earnings per share.

In the second quarter of 2005, the company converted all remaining outstanding convertible preferred stock into shares of common stock, resulting in 120,414 shares of convertible preferred stock being converted into 1,387,890 shares of common stock. Under the if-converted method, these convertible preferred shares would have increased the diluted average shares outstanding by 829,779 for the nine months ending June 30, 2005. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.

Options and warrants to purchase 6,231,882 and 7,120,096 shares of common stock, at June 30, 2006 and 2005, respectively, were not included in the computation of diluted shares because the options’ and warrants’ exercise prices were greater than the average market price of the company’s common stock.

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2006 and September 30, 2005, net of reserves:

(In thousands)	June 30 2006	September 30 2005
Raw materials	$123,898	$97,781
Work in process	101,276	93,917
Finished goods	165,832	161,704

	$391,006	$353,402

Net inventories increased $37.6 million from September 30, 2005 to June 30, 2006. Of this increase, $11.3 million was due to new acquisitions completed in the current fiscal year. For additional information on acquisitions see Note 11, Business Acquisitions.

NOTE 5. COMPREHENSIVE INCOME

For the three and nine month periods ended June 30, 2006 and 2005, comprehensive income consisted of net income available to common shareholders and foreign currency translation adjustments. Foreign currency translation adjustments are recorded in accumulated other comprehensive income, a component of shareholders’ equity. The following table sets forth comprehensive income for the three and nine month periods ended June 30, 2006 and 2005:

	Three months ended June 30		Nine months ended June 30
(In thousands)	2006	2005	2006	2005
Net income	$6,963	$12,989	$25,375	$31,087
Foreign currency translation adjustments	13,125	(18,324)	12,780	3,201

Comprehensive Income (Loss)	$20,088	$(5,335)	$38,155	$34,288

NOTE 6. RECENTLY ISSUED ACCOUNTING POLICIES

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

In October 2005, the FASB issued Staff Position (FSP) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires that the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The company will prospectively adopt FSP 13-1 starting in fiscal year 2007 and does not anticipate that the adoption of FSP 13-1 will have a material impact on the company’s results of operations.

In July 2006, the FASB issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The company is required to adopt FIN 48 at the beginning of fiscal year 2008 and is in the process of determining any potential impact to the financial statements.

NOTE 7. ADOPTION OF NEW ACCOUNTING POLICIES

In January 2005, the FASB issued revised Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” an amendment of ARB No. 43. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The company adopted SFAS No. 151 beginning in fiscal year 2006. The adoption of SFAS No. 151 did not have a material impact on the company’s results of operations.

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB No. 143. This Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted FIN No. 47 beginning in fiscal year 2006. The adoption of FIN No. 47 did not have a material impact on the company’s results of operations.

Beginning in fiscal 2006, the company has adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” as described in Note 8.

NOTE 8. STOCK-BASED COMPENSATION

In the first quarter of fiscal 2006, the company adopted Statement of SFAS No. 123(R), “Share-Based Payments,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market price of the underlying common stock on the option grant date.

The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method beginning in 2006, compensation expense recognized includes: (a) expense for all share-based payments granted prior to, but not vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method, the company has not restated prior period results. As a result, certain components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the first anniversary of the adoption of SFAS No. 123(R).

The company maintains long-term management incentive plans (LTIPs) which provide for the issuance of equity-based awards including stock options, which vest over a four- or five-year period. Prior to fiscal 2006, the company used the intrinsic value method to value all stock options issued under these plans and therefore recorded no compensation expenses for these stock options. At the beginning of fiscal 2006, the company had approximately 1.0 million unvested stock options outstanding under its LTIPs. Beginning in fiscal 2006, the company has recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. In the third quarter and for the first nine months of fiscal 2006, the company recognized pre-tax compensation expense of $0.8 million and $2.4 million, respectively, and anticipates that it will recognize expense of $3.2 million for these options in fiscal 2006.

During the first nine months of fiscal 2006, the company granted 523,400 stock options under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the weighted average fair value of these options is $5.47 per option. Based on this valuation, the company recorded $0.2 million of pre-tax compensation expense in the third quarter and $0.4 million for the first nine months of fiscal 2006, and anticipates that it will recognize $0.6 million of expense for these options in fiscal year 2006.

Total pre-tax compensation expense recognized in the third quarter and in the first nine months of fiscal 2006 for all stock options was $1.0 million and $2.8 million, respectively, and a reduction in net income of $0.6 million and $1.7 million, respectively, or $0.00 per basic and diluted share for the third quarter and $0.01 per basic and diluted share for the nine months ended June 30, 2006. The company estimates that for fiscal 2006 the company will recognize $3.7 million, on a pre-tax basis, of compensation expense for all stock options, an estimated reduction to net income of $2.3 million or approximately $0.01 per basic and diluted share. As of June 30, 2006, unrecognized compensation expense for the unvested portion of outstanding stock options was approximately $6.7 million and the weighted average vesting period of these options was 2.3 years.

The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2006	2005	2004	2003
Risk-free interest rate	4.42%	4.25%	4.00%	3.98%
Expected life	5.5 years	6.0 years	6.0 years	6.0 years
Expected volatility	50%	66%	61%	58%
Dividend yield	0%	0%	0%	0%
Estimated forfeitures	10%	NA	NA	NA

The risk-free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life used for options granted in 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of outstanding options. The estimated volatility for fiscal 2006 was based both on the company’s historical stock price volatility and the market-implied volatility from traded options. Prior to fiscal 2006, the company calculated volatility based only on historical stock price volatility. The company used an expected dividend yield of 0% for all periods because the company has never paid and does not anticipate paying dividends in the foreseeable future. Beginning in fiscal 2006, the company has used an estimated forfeiture rate of 10% based on historical data. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock options for the three and nine months ended June 30, 2005:

(In thousands, except per share amounts)	Three months ended June 30, 2005	Nine months ended June 30, 2005
Reported net income	$12,989	$31,319
Preferred stock dividends	—	(232)

Reported net income available to common shareholders	12,989	31,087

Less: stock-based compensation, net of tax	(782)	(10,419)

Pro forma net income available to common shareholders	$12,207	$20,668

Reported basic and diluted net income per share	$0.08	$0.19
Pro forma basic and diluted net income per share	$0.07	$0.13

In the first quarter of fiscal 2005, the company granted 1.5 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were treated as if they were expensed in the first quarter of 2005, increasing pro forma expense, net of tax, by approximately $8.4 million. The company accelerated the vesting of these stock options in fiscal 2005 to avoid recording compensation expense for these stock options in the company’s results of operations in fiscal 2006 as required when the company adopted SFAS No. 123(R).

A summary of the company’s stock option activity and related information follows for the nine months ended June 30, 2006:

	Summary of Option Activity	Weighted Average Exercise Price
Outstanding at September 30, 2005	8,535,804	$17.41
Granted	523,400	10.74
Expired or cancelled	(934,815)	22.19
Exercised	(275,481)	9.65

Outstanding at June 30, 2006	7,848,908	16.71

Exercisable at June 30, 2006	6,904,885	$17.53

The weighted average fair value of options granted during fiscal years 2005, 2004, and 2003, was $8.88, $7.07, and $4.42, per share, respectively. During the first nine months of fiscal 2006, the company granted 523,400 stock options with a weighted average fair value of $5.47. During the first nine months of fiscal 2006, 275,481 stock options were exercised and the intrinsic value of these stock options was $0.9 million.

The range of exercise prices for options outstanding and exercisable at June 30, 2006 was $8.91 to $38.17.

Range of Exercise Prices	$8.91 - $10.63	$11.09 -$12.91	$13.03 -$16.84	$17.40 - $18.65	$19.12 - $22.19	$22.65 – $24.00	$27.19 - $38.17	Total
Outstanding Options	1,175,801	1,569,449	1,894,975	672,428	759,555	1,471,125	305,575	7,848,908
Weighted Average
Exercise Price	$9.72	$11.44	$14.82	$17.62	$21.84	$23.16	$36.92	$16.71
Average Life	7.50	7.27	7.45	3.62	5.59	3.47	0.55	5.89

Exercisable Options	754,483	1,046,744	1,894,975	672,428	759,555	1,471,125	305,575	6,904,885
Weighted Average
Exercise Price	$9.47	$11.49	$14.82	$17.62	$21.84	$23.16	$36.92	$17.53
Average Life	6.75	7.10	7.45	3.62	5.59	3.47	0.55	5.59

The company also grants restricted stock units (RSUs) to officers, key employees and directors under its LTIPs. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. SFAS No. 123(R) requires compensation expense to be adjusted for an estimated forfeiture factor. The company uses an estimated forfeiture rate of 10% based upon its historical experience. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period and is based on the market price of the company’s common stock on the grant date. RSUs generally vest based on service periods ranging from three to four years. In fiscal 2006, the company granted RSUs that vest based on the company achieving a target return on invested capital (ROIC) goal in fiscal 2008. The number of RSUs that vest will range from 0% to 125% of the grant based on the ROIC in fiscal 2008. In determining compensation expense, the company assumes that the ROIC target of 100% of the grant will be achieved. The company evaluates this assumption periodically. The fair value of these RSUs was based on the company’s common stock price at the date of grant. The company recognized pre-tax compensation expense for RSUs of $1.3 million and $3.5 million, respectively, for the third quarter and first nine months of fiscal 2006, and zero and $1.5 million in the third quarter and first nine months of fiscal 2005, respectively. During the first nine months of fiscal 2006, the company issued 65,572 shares of common stock for RSUs granted in fiscal 2005 that vest ratably over a four year period.

The table below shows the company’s outstanding RSUs at June 30, 2006:

Grant Year	RSU’s Granted	Vesting Period	Weighted Average Fair Value	Unearned Compensation Expense at June 30, 2006 (in thousands)	Weighted Average Life
2004	298,800	3 years	$12.04	$583	0.47 years
2005	412,350	4 years	$13.38	3,035	2.51 years
2006	108,300	4 years	$12.68	827	3.55 years
2006	688,759	performance based	$10.21	5,408	3.38 years

TOTAL	1,508,209			$9,853

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change was $0.7 million for the first nine months of fiscal 2006. Operating cash flows recognized in fiscal 2005 for such excess tax deductions were approximately $0.1 million.

Included in the statement of cash flows in net cash from operations for the nine months ended June 30, 2006 is $6.3 million of stock-based compensation expense. This $6.3 million includes $2.8 million of stock option expense and $3.5 million of RSU amortization expense. Prior to the adoption of SFAS No. 123(R), there was zero stock option expense included in the fiscal 2005 statement of cash flows or net income. The $1.5 million of stock-based compensation expense included in cash from operations for the nine months ended June 30, 2005 is comprised entirely of RSU amortization expense. Financing activities include stock option exercises of $3.3 million and $1.1 million, for the nine months ended June 30, 2006 and 2005 respectively. For fiscal 2006, this $3.3 million was comprised of $2.6 million of proceeds received from the exercise of stock options and $0.7 million for the benefits of tax deductions in excess of recognized compensation expense. For fiscal 2005, the entire $1.1 million was from the proceeds on exercise of stock options.

NOTE 9. RESTRUCTURING AND INTEGRATION

At June 30, 2006, the company’s total restructuring reserve balance was $6.2 million, which is comprised of $1.7 million for the 2002 restructuring plan, $3.9 million for the Allen Telecom acquisition integration plan and $0.6 million for the Channel Master integration plan.

Restructuring Reserve

In 2002, the company initiated a plan to restructure its operations. As part of this plan the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million, consisting of inventory provisions of $11.1 million, which was charged to cost of products sold, and an operating expense charge of $24.9 million. In 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs. The remaining reserve balance at June 30, 2006 of $1.7 million relates to a leased facility previously used by the Base Station Subsystems operating segment for lease cancellation costs that are scheduled to continue through 2007.

Since the start of this restructuring initiative in 2002, the company has paid severance costs of $17.3 million to 1,226 employees and $10.8 million for lease cancellation and other costs. During the first quarter of fiscal 2006, the company reversed $0.7 million from the restructuring reserve as the company terminated a portion of the lease obligation. Additionally, in the first nine months of fiscal 2006, the company incurred cash costs of $1.4 million for lease payments, lease termination costs and facility exit costs.

A summary of the restructuring reserve activity for the first nine months of fiscal 2006 is as follows (in thousands):

Restructuring Reserve Activity for the nine months ended June 30, 2006	Reserve Balance Sept. 30, 2005	Utilization of Reserve	Reversal of Accrual	Reserve Balance June 30, 2006
Lease Cancellation and Total Restructuring Reserve	$3,966	$(1,601)	$(707)	$1,658

Allen Telecom Acquisition Integration Reserve

As part of the Allen Telecom acquisition in 2003, the company accrued a reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed asset write-offs and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in expected inventory write-offs. In fiscal 2005, the company reversed a reserve for a French facility that the company decided not to close. This resulted in the company reversing $2.7 million in severance and $0.9 million of lease cancellation and other costs that had been accrued to close this facility. Integration reserves established in purchase accounting were accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom.

Since the start of these integration efforts in 2003, the company has paid severance costs of $14.4 million to 407 employees and $9.5 million for lease cancellation and other costs. During the first nine months of fiscal 2006 the company paid $0.1 million of severance costs for two employees and $0.3 million in lease payments. The company anticipates paying severance benefits to approximately 70 employees and expects to substantially complete its integration activities in the second quarter of fiscal 2007. Additionally, in the first nine months of fiscal 2006, the company incurred cash costs of $0.4 million for severance payments, lease payments and lease cancellation costs. The reserve balance at June 30, 2006 of $3.9 million primarily relates to the Base Station Subsystems business.

A summary of integration reserve activity for the first nine months of fiscal 2006 is as follows (in thousands):

Allen Telecom Integration Reserve Activity for the nine months ended June 30, 2006	Reserve Balance Sept. 30, 2005	Utilization Of Reserve	Reserve Balance June 30, 2006
Severance	$1,426	$(66)	$1,360
Lease cancellation and other costs	2,868	(324)	2,544

Total Allen Telecom Integration Reserve	$4,294	$(390)	$3,904

Channel Master Integration Reserve

As part of the Channel Master acquisition, the company accrued an integration reserve for costs to restructure Channel Master’s Smithfield, North Carolina manufacturing operations. The initial cost estimate of $5.2 million was comprised of a $2.9 million provision for relocation and restructuring of manufacturing operations and a $2.3 million provision to pay severance benefits to approximately 245 manufacturing employees. The $5.2 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired. In the third quarter of fiscal 2006, $4.6 million of the previously established reserves were reversed as the company executed a lease agreement to retain a smaller, more cost-effective facility in Smithfield, North Carolina, that eliminated the need for employee severance and the majority of facility-related costs. This resulted in a purchase accounting adjustment to decrease the net assets acquired. Channel Master’s operations are included in the Satellite Communications segment.

The company expects to substantially complete its Channel Master integration activities in 2007. A summary of the Channel Master integration reserve activity for the first nine months of fiscal 2006 is as follows (in thousands):

Channel Master Integration Reserve Activity for the nine months ended June 30, 2006	Reserve Balance Sept. 30, 2005	Utilization Of Reserve	Reversal of Accrual	Reserve Balance June 30, 2006
Severance	$2,293	$0	$(2,293)	$0
Facility relocation and other costs	2,879	0	(2,272)	607

Total Channel Master Integration Reserve	$5,172	$0	$(4,565)	$607

NOTE 10. CONTINGENCIES

Warranty Reserve

The company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the company vary depending upon the product sold. The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time revenue is recognized. Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The company reports warranty reserves as a current liability included in accrued expenses and other liabilities.

In fiscal 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines. This $16.6 million was comprised of a first quarter of fiscal 2005 charge of $19.8 million and a fourth quarter recovery from third parties of $3.2 million. The company anticipates that the repair and replacement of installed units will be completed over the next six months. The company paid $3.1 million in the third quarter and $10.8 million for the first nine months of fiscal 2006 for this component failure, which is included in warranty settlements in the table below. Changes in the company’s warranty reserve during the three and nine month periods ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30		Nine months ended June 30
(In thousands)	2006	2005	2006	2005
Warranty reserve at beginning of period	$21,313	$41,257	$26,754	$18,900
Accrual for warranties issued	3,120	1,582	12,628	9,022
Warranty settlements made	(6,667)	(8,325)	(19,450)	(14,074)
Warranty expirations and adjustments	52	(901)	(2,114)	(35)
Product recall	—	—	—	19,800

Warranty reserve at end of period	$17,818	$33,613	$17,818	$33,613

Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and intends to defend this litigation vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

NOTE 11. BUSINESS ACQUISITIONS

In February 2006, the company acquired Skyware Radio Systems GmbH (Skyware), a German manufacturer of electronic products for broadband satellite communications networks for approximately $9.5 million. The Skyware acquisition agreement includes an earn-out provision, which could result in additional purchase consideration of up to $6.0 million if certain financial targets are met over a two-year period. A preliminary allocation of the purchase price resulted in $4.9 million of goodwill and $3.6 million of intangible assets. The company anticipates completing its purchase price allocation by the end of the fiscal year.

In April 2006, the company acquired Precision Antennas Ltd., a Stratford, England-based designer and manufacturer of microwave antennas for use in carrying point-to-point radio signals, primarily for cellular network back-haul. The company paid approximately $28.4 million to acquire Precision Antennas Ltd. A preliminary allocation of the purchase price resulted in $16.0 million of goodwill. The company has not completed its purchase price allocation and has not yet assigned any of the purchase price to intangibles assets. The company anticipates completing its purchase price allocation by the end of the fiscal year.

Also in April 2006, the company acquired Cell Site Industries (CSI), a privately-held provider of wireless equipment repair services based in Milpitas, California for approximately $6.4 million. A preliminary allocation of the purchase price resulted in $5.5 million of goodwill. The company has not completed its purchase price allocation and has not yet assigned any of the purchase price to intangibles assets. The company anticipates completing its purchase price allocation by the end of the fiscal year. The CSI acquisition agreement includes an earn-out provision which could result in additional purchase consideration of up to $14.0 million if certain financial targets are met over a three-year period.

The company estimates that pro forma results of operations, assuming these acquisitions occurred at the beginning of the fiscal year, would not have been materially different than reported results.

NOTE 12. SALE OF ASSETS

In the first nine months of 2006, the company recorded a loss on the sale of assets of $1.1 million, which included a $2.0 million first quarter charge to write down to fair value certain assets that the company anticipates selling by the end of fiscal 2006. These assets consist of intangible assets of $1.5 million and $0.5 million of inventory and fixed assets. In the first quarter of fiscal 2006 the company also recognized a gain of approximately $0.9 million on the sale of assets, principally from the sale of unimproved land in Denton, Texas.

NOTE 13. DEBT COVENANTS

Under the terms of the company’s $250 million revolving credit facility, the company is subject to various quarterly requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed-charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. The company was in compliance with all of these requirements as of June 30, 2006 and had the ability to utilize the entire $250 million credit facility.

NOTE 14. BENEFIT PLANS

The company has two defined benefit plans, one that covers approximately 650 current and former employees of the company’s United Kingdom subsidiary and a frozen plan that was assumed from Allen Telecom that covers approximately 1,600 former employees of Allen Telecom.

The components of net periodic expense for these plans, as well as the company’s post-retirement medical and life insurance plans, for the three and nine months ended June 30, 2006 and 2005 are as follows:

	Pension Benefits
	Three months ended June 30		Nine months ended June 30
(In thousands)	2006	2005	2006	2005
Service costs	$479	$439	$1,381	$1,445
Interest costs	1,796	1,543	5,228	4,737
Expected return on plan assets	(1,452)	(1,562)	(4,224)	(4,390)
Amortization of unrecognized prior service costs	85	83	243	258
Amortization of net loss	(24)	194	(101)	602

Net periodic expense	$884	$697	$2,527	$2,652

	Medical Plans and Other Benefits
	Three months ended June 30		Nine months ended June 30
(In thousands)	2006	2005	2006	2005
Service costs	$102	$50	$306	$150
Interest costs	243	171	729	523
Amortization of unrecognized prior service costs	(135)	(135)	(405)	(405)
Amortization of net loss	337	158	1,011	474

Net periodic expense	$547	$244	$1,641	$742

In fiscal 2005 the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company estimates that it will make additional contributions of approximately $10 million by the end of fiscal 2006 to fully fund and terminate this plan based on current actuarial projections. The company estimates that it will recognize a pre-tax gain of approximately $14 million when this plan is fully funded and terminated.

NOTE 15. INCOME TAXES

The reported tax rate was 51.1% for the third quarter and 33.0% for the first nine months of fiscal 2006. The reported tax rates for both reporting periods of fiscal 2006 reflect underlying effective tax rates on operations of 33.0%. The reported tax rate for the third quarter reflects tax adjustments of $2.5 million, due primarily to the establishment of valuation allowances against tax benefits recorded in several jurisdictions. The reported tax rate for the first nine months of fiscal 2006 reflects tax benefits from repatriation of foreign earnings and tax provisions for valuation allowances referenced above.

The reported tax rate was 38.2% for the third quarter and 32.3% for the first nine months of fiscal 2005, reflecting underlying effective tax rates on operations of 38.6% and 39.5%, respectively. The reported tax rate for the first nine months of fiscal 2005 reflects tax benefits related to favorable resolution of certain tax-related matters with government authorities. The underlying effective tax rate on operations for the fiscal 2006 reporting periods decreased from the effective tax rates in the prior year reporting periods primarily due to the permanent reinvestment of earnings in China during fiscal 2006 and a more favorable geographic mix of earnings.

As of June 30, 2006, the company had a net deferred tax asset of approximately $73.1 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2021. Recoverability of this deferred tax asset is dependent upon the company’s ability to generate future taxable profits in the United States. The company continually reviews and assesses the recoverability of its deferred tax asset and it is the company’s current opinion that the net deferred tax asset is fully recoverable.

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

NOTE 16. SEGMENTS

The company manages its business in five operating segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications.

Antenna and Cable Products includes a diverse product offering for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. Network Solutions includes geolocation products, network optimization analysis systems, and engineering and consulting services. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways and airports. Satellite Communications is comprised of the following product lines: direct-to-home (DTH) satellite antennas, earth station antennas and systems (ESA) and high frequency (HF) / radar products. The company evaluates the performance of these segments based on sales and operating income (loss). The following table shows sales and operating income (loss) by segment for the three and nine months ended June 30, 2006 and 2005.

	Three months ended June 30		Nine months ended June 30
(In thousands)	2006	2005	2006	2005
Sales
Antenna and Cable Products	$321,476 [1]	$277,160 [2]	$878,131 [3]	$751,497 [4]
Base Station Subsystems	135,605	107,741	378,468	340,851
Network Solutions	22,292	42,199	71,528	120,894
Wireless Innovations	44,564	37,717	131,778	123,933
Satellite Communications	26,751	22,418	87,135	105,644

Total Consolidated Sales	$550,688	$487,235	$1,547,040	$1,442,819

Operating Income (Loss)
Antenna and Cable Products	$51,855 [1]	$44,042 [2]	$124,138 [3]	$119,500 [4]
Base Station Subsystems	(1,291)	(5,171)	4,676	(29,887)
Network Solutions	2,481	14,995	10,349	48,955
Wireless Innovations	9,822	6,865	25,563	25,044
Satellite Communications	(5,625)	(3,015)	(12,319)	(6,910)
Items not included in segments
Unallocated Sales and Administrative Costs	(34,747)	(27,709)	(89,123)	(83,572)
Intangible Amortization	(4,731)	(4,652)	(14,279)	(17,560)
Gain (Loss) on the Sale of Assets	262	(1,522)	(1,127)	(489)

Total Consolidated Operating Income	$18,026	$23,833	$47,878	$55,081

[1]	Includes distribution service and freight revenue of $5,185 and operating income of $228.
[2]	Includes distribution service and freight revenue of $7,174 and operating income of $641.
[3]	Includes distribution service and freight revenue of $24,782 and operating income of $2,751.
[4]	Includes distribution service and freight revenue of $19,083 and operating income of $2,292.

NOTE 17 SUBSEQUENT EVENT

On August 7, 2006, CommScope, Inc. (CommScope) announced an unsolicited proposal to acquire all of the outstanding shares of Andrew Corporation at a price of $9.50 per share in an all-cash merger. CommScope stated that its proposal is subject to various conditions, including due diligence, regulatory approvals and negotiation of a mutually acceptable merger agreement with Andrew. CommScope also stated that its proposal will expire at 5:00 p.m., Eastern Time, on Friday, August 11, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, the terms “Andrew”, “company”, “we”, “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Andrew Corporation and its subsidiaries.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes, and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Safe Harbor for Forward-Looking Statements.”

Overview

Andrew Corporation, together with its subsidiaries, is engaged in the design, manufacture, and supply of communications equipment, services, and systems for global communications infrastructure markets. Our products are used in the infrastructure for traditional wireless networks, third generation (3G) technologies, voice, data, video and internet services, as well as applications for microwave and satellite communications, and other specialized applications. We operate in five segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations, and Satellite Communications. With the exception of Satellite Communications, all of our operating segments sell products and services to the wireless infrastructure market.

Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead spending, successfully integrate acquired businesses, and attract, motivate and retain key personnel to manage Andrew’s operational, financial and management information systems.

On May 30, 2006, Andrew entered into a definitive merger agreement with ADC Telecommunications, Inc. for an all-stock merger transaction. ADC is a leading global provider of communications network infrastructure solutions and services. ADC’s products and services provide connections for communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Under the terms of the merger agreement, Andrew would become a wholly owned subsidiary of ADC and Andrew’s shareholders would receive 0.57 shares of ADC common stock for each share of Andrew common stock. The transaction is expected to qualify as a tax-free reorganization. Upon completion of the transaction, ADC shareholders would own approximately 56% of the combined company and Andrew shareholders would own approximately 44% of the combined company. If the merger agreement is terminated under certain circumstances specified in the Merger Agreement, ADC or Andrew would be required to pay the other a termination fee of $75 million. Completion of the merger is subject to regulatory and governmental reviews in the United States and elsewhere, as well as the approval by shareholders of both companies.

On August 7, 2006, CommScope, Inc. (CommScope) announced an unsolicited proposal to acquire all of the outstanding shares of Andrew Corporation at a price of $9.50 per share in an all-cash merger. CommScope stated that its proposal is subject to various conditions, including due diligence, regulatory approvals and negotiation of a mutually acceptable merger agreement with Andrew. CommScope also stated that its proposal will expire at 5:00 p.m., Eastern Time, on Friday, August 11, 2006.

Highlights

Sales for the quarter ended June 30, 2006 were $551 million, an increase of 13% from the third quarter of fiscal 2005. Andrew’s sales growth continues to be driven by wireless infrastructure investment for products supporting global network upgrades and expansion. In the third quarter of fiscal 2006 sales grew in all major geographic markets, with strongest sales growth in Europe and Asia. With the exception of Network Solutions, all major product groups reported strong growth in the quarter. On a sequential basis, sales increased 14% compared to the second quarter of fiscal 2006 due to growth in wireless infrastructure sales in all major markets. Andrew typically experiences some seasonality, with its strongest sales growth in the third and fourth fiscal quarters due to the wireless infrastructure construction season in the northern hemisphere.

Sales for the nine months ending June 30, 2006 were $1,547 million, a 7% increase from the first nine months of fiscal 2005, primarily due to wireless infrastructure growth of 9% partially offset by lower Satellite Communications sales, which decreased 18% from the nine month period ending June 30, 2005.

Gross profit for the third quarter of fiscal 2006 was 22.1%, down from 23.2% in the third quarter of fiscal 2005. Gross profit margins declined in fiscal 2006 primarily due to higher copper costs and a decline in higher-margin geolocation equipment sales. Gross profit improved on a sequential basis from 20.6% in the second quarter of fiscal 2006 primarily due to improved Antenna and Cable Products volume overhead absorption and a benefit from the third quarter implementation of price surcharges on cable products.

Gross profit was 21.9% for the first nine months of fiscal 2006, compared to 22.2% for the first nine months of fiscal 2005. The year-to-year gross profit decline was primarily due to lower Antenna and Cable Products margins, which were heavily affected by higher copper costs, and an unfavorable product mix caused by lower sales of higher-margin geolocation equipment. The first nine months of fiscal 2005 included a $19.8 million warranty provision for a component used in certain Base Station Subsystem products.

Net income was $7.0 million for the third quarter of fiscal 2006 compared to $13.0 million in the third quarter of fiscal 2005. Net income was $25.4 million for the first nine months of fiscal 2006 compared to $31.1 million in the first nine months of fiscal 2005. Net income for the first nine months of fiscal 2005 included a $12.2 million after-tax charge for the warranty provision noted above.

Results of Operations

Sales by operating segment for the three and nine months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		% Change	Nine Months Ended June 30		% Change
(In millions)	2006	2005		2006	2005
Sales
Antenna and Cable Products	$321	$277	16%	$878	$751	17%
Base Station Subsystems	136	108	26%	378	341	11%
Network Solutions	22	42	(48)%	72	121	(40)%
Wireless Innovations	45	38	18%	132	124	6%
Satellite Communications	27	22	23%	87	106	(18)%

Total Sales	$551	$487	13%	$1,547	$1,443	7%

Antenna and Cable Products sales increased in the third quarter and first nine months of fiscal 2006 compared to fiscal 2005 due primarily to growth in radio frequency (RF) cable, base station antenna and microwave antenna product sales supporting network expansion and coverage requirements. Additionally, in the third quarter, microwave antenna sales increased $19.2 million due to the April 2006 acquisition of Precision Antennas Ltd. On a geographic basis, Antenna and Cable sales grew in all major regions with the strongest growth in the North American and Asia Pacific regions, driven by network expansion and upgrades in the United States, China and India. Andrew has continued to experience growth in base station antenna sales due to growth in India and sales of new products such as Andrew’s Teletilt® antenna systems. Field services revenue increased $15.0 million in the first nine months of fiscal 2006 as a result of the December 2004 acquisition of ATC Tower Services.

Base Station Subsystems sales increased 26% in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005, due primarily to growth in North America resulting from new products sold directly to carriers. Andrew experienced strong sales growth of new products such as multi-carrier power amplifiers and receive antenna interface trays (RxAIT). In the first nine months of fiscal 2006, Base Station Subsystem sales grew 11%, primarily as a result of the strength of third quarter sales.

Network Solutions sales declined 48% in the third quarter and 40% in the first nine months of fiscal 2006 primarily due to a decline in E-911 geolocation equipment sales in North America. Over the past two years, Network Solution’s sales have mainly been a result of E-911 regulatory requirements in the United States. However, sales have declined in recent quarters as major market operators have completed upgrading their networks to meet these E-911 requirements. Andrew has recently experienced and expects to see further international sales growth of geolocation equipment.

Wireless Innovations sales increased 18% in the third quarter and 6% for the first nine months of fiscal 2006, compared to fiscal 2005, due to increased demand for coverage solutions. The strong third quarter growth of Wireless Innovations revenue was due to the timing of several large project-oriented sales for distributed coverage solutions.

Satellite Communications sales increased 23% in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 due mainly to new consumer broadband products and the impact of the February 2006 acquisition of Skyware Radio Systems, a manufacturer of electronic products for broadband satellite communications. Satellite Communications sales declined 18% in the first nine months of fiscal 2006 due to the company’s planned reduction of involvement in certain consumer broadband satellite programs and a $5.0 million decrease due to the company’s fiscal 2005 disposal of the mobile antenna business.

Andrew’s sales by region for the three and nine months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		% Change	Nine Months Ended Ended June 30		% Change
(In millions)	2006	2005		2006	2005
Sales
Americas	$279	$270	3%	$840	$780	8%
Europe, Middle East, Africa (EMEA)	185	159	16%	493	482	2%
Asia Pacific	87	58	50%	214	181	18%

Total	$551	$487	13%	$1,547	$1,443	7%

Americas sales increased 3% in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 due mainly to growth in North America for Base Station Subsystems and Antenna and Cable Products supporting network upgrades and expansion. This growth was partially offset by decreased sales of E-911 geolocation equipment. For the first nine months of fiscal 2006, sales in the Americas increased 8% due to strong growth in Antenna and Cable Products and Base Station Subsystems sales supporting network upgrades and expansion. This was partially offset by a significant decrease in geolocation sales and consumer satellite product sales.

Europe, Middle East, Africa (EMEA) sales increased 16% in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005, due mainly to growth for Antenna and Cable Products supporting network expansion and the inclusion of sales from the acquisition of Precision Antenna in April 2006. For the first nine months of fiscal 2006, EMEA sales of Antenna and Cable Products increased significantly but were partially offset by a decrease in Base Station Subsystem sales. EMEA sales were negatively impacted by a stronger dollar versus the euro, in the first half of fiscal 2006, resulting in approximately a $13.0 million or 3% decrease in sales for the first nine months of fiscal 2006.

Asia Pacific sales increased 50% in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 due mainly to Antenna and Cable Products, Base Station Subsystems and Wireless Innovations supporting network upgrades, expansion and distributed coverage requirements in India, China, Taiwan and Indonesia. Asia Pacific sales increased 18% for the first nine months of fiscal 2006 due primarily to stronger Antenna and Cable Product sales.

The top 25 customers represented 71% of sales in the third quarter of fiscal 2006, compared to 67% in the second quarter of fiscal 2006, 72% in the third quarter of fiscal 2005 and 69% of sales for the first nine months of fiscal 2006. Major original equipment manufacturers (OEMs) accounted for 37% of sales in the third quarter, compared to 38% in the second quarter of fiscal 2006 and 39% in the third quarter of fiscal 2005 and 38% of sales for the first nine months of fiscal 2006. Cingular Wireless was the largest customer for the third quarter of fiscal 2006 at 13% of sales due primarily to seasonal strength for Antenna and Cable Products and growth in new products such as multi-carrier power amplifiers and RxAIT. Ericsson, Siemens and Lucent Technologies each represented 5% or more of total sales for the third quarter of fiscal 2006.

Gross profit. In the past year, copper prices have risen to unprecedented levels, increasing from $1.63 a pound at June 30, 2005 to $3.40 a pound at June 30, 2006. Although the company has reduced its exposure to copper price fluctuations through the use of forward purchase commitments, the increase in copper prices has significantly increased Andrew’s costs. In the third quarter of fiscal 2006, Andrew implemented a copper surcharge program that better aligns cable prices with underlying copper cost changes.

Gross profit was 22.1% for the third quarter of fiscal 2006, compared with 20.6% in second quarter of fiscal 2006 and 23.2% in the third quarter of fiscal 2005. Gross profit decreased 110 basis points versus the prior year quarter primarily due to higher copper prices, which resulted in an 125 basis point decrease, and lower geolocation sales, which resulted in an 110 basis point decrease, partially offset by improved profit in the Base Station Subsystem Group as compared with the prior year quarter.

Gross profit in the third quarter of fiscal 2006 increased 150 basis points versus the prior quarter due primarily to improved volume overhead absorption in the Antenna and Cable Products Group and copper price surcharges implemented during the quarter. These higher margin factors were partially offset by an unfavorable product mix within Base Station Subsystems, which also included $3.0 million of transition costs to relocate certain filter operations.

Gross profit for the first nine months of fiscal 2006 was 21.9%, compared to 22.2% for the first nine months of fiscal 2005. The first quarter of fiscal 2005 included a $19.8 million warranty provision for a component used in certain Base Station Subsystem products that resulted in an 140 basis point decline in the gross profit rate for the first nine months of fiscal 2005. Excluding the impact of the $19.8 million charge, the year over year decline in the gross profit rate of 170 basis points was primarily caused by higher copper prices, which reduced gross profit by 160 basis points, and a decrease in higher-margin geolocation equipment sales, which decreased margin by 140 basis points, partially offset by improved margins in the Base Station Subsystems Group.

Research and development expenses. Research and development expenses were $28.4 million or 5.2% of sales in the third quarter of fiscal 2006, compared to $27.0 million or 5.5% of sales in the third quarter of fiscal 2005. In the first nine months of fiscal 2006, research and development expenses increased 4.7% to $83.2 million or 5.4% of sales compared to $79.4 million or 5.5% of sales in the first nine months of fiscal 2005. Research and development expenses increased primarily due to higher spending on Network Solutions products as a result of the recent acquisition of certain assets of Nortel’s mobile location business, higher Satellite Communication’s spending on new product development and the recent acquisition of Skyware Radio Systems.

Sales and administrative expenses. Sales and administrative expenses were $65.6 million or 11.9% of sales in the third quarter of fiscal 2006 compared to $55.5 million or 11.4% of sales in the third quarter of fiscal 2005. Selling and administrative costs were higher primarily due to: a) a $4.3 million increase in sales commissions and selling expenses, b) $2.0 million from recent acquisitions that have not yet been fully integrated, c) $2.2 million increase in stock-based compensation expense, $1.0 million of which was the result of stock option expense and d) $1.5 million additional product line management and marketing costs.

In the first nine months of fiscal 2006, sales and administrative expenses increased 12.6% to $185.6 million or 12.0% of sales compared to $164.8 million or 11.4% of sales in the first nine months of fiscal 2005. Significant factors in this year-over-year increase were: a) a $7.9 million increase in sales commissions and selling expenses, b) $4.9 million for incremental expenses related to the acquisitions of ATC Tower Services in December 2004, Xenicom in January 2005, Skyware in February 2006, Precision Antenna and Cell Site in April 2006, c) $4.8 million increase in stock-based compensation expense, including $2.8 million from the initial impact of stock option expense , d) $3.6 million of additional finance and administrative costs and e) $2.8 million additional product line management and marketing costs. These increases were partially offset by a $3.7 million reduction in legal and litigation related expenses due to a $5.5 million charge in the second quarter of fiscal 2005 from the resolution of two litigation matters.

During the first quarter of fiscal 2006, Andrew adopted SFAS No. 123(R), “Share-Based Payments,” which requires Andrew to record compensation expense for stock options issued to employees. Prior to fiscal 2006, Andrew accounted for stock options granted to employees under the intrinsic value method of APB No. 25, where no compensation expense was recognized. Andrew has elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123(R) resulted in sales and administrative expense for stock options of $1.0 million in the third quarter of fiscal 2006 and $2.8 million in the first nine months of fiscal 2006 compared to no stock option expense being recorded in the first nine months of fiscal 2005. Andrew has shifted its stock-based compensation policy from primarily stock option-based awards to restricted stock unit (RSU) awards. Andrew has unrecognized compensation expense of $6.7 million for unvested stock options and $9.9 million for unvested RSUs. With the adoption of SFAS No. 123(R), the company made certain adjustments to the assumptions used to value stock options. For additional information, see Note 8 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Merger costs. In the third quarter of fiscal 2006, Andrew incurred $3.2 million for investment banker, legal and accounting fees associated with the proposed merger with ADC Telecommunications. For additional information, see Note 2 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Intangible amortization. Intangible amortization was $4.7 million in the third quarter and $14.3 million for the first nine months of fiscal 2006 compared to $4.7 million in the third quarter and $17.6 million in the first nine months of fiscal 2005. The reduction in intangible amortization compared to the prior year is due mainly to a reduction of amortization expense associated with intangibles acquired from Allen Telecom in July 2003. It is anticipated that intangible amortization, excluding the impact of recent acquisitions, will be approximately $19.0 million in fiscal 2006, compared to $22.1 million in fiscal 2005.

Restructuring. Andrew recognized $1.9 million and $2.8 million of restructuring charges in the third quarter and first nine months of fiscal 2006, compared to $0.5 million and $3.2 million in the third quarter and first nine months of fiscal 2005. The fiscal 2006 restructuring charges were principally the result of a third quarter charge of $1.7 million for employee-related costs in the Base Station Subsystems group. The remaining restructuring charges were primarily severance expense and other headcount reduction charges expensed as incurred.

(Gain) loss on sale of assets. In the third quarter of fiscal 2006 Andrew recorded a gain on the sale of assets of $0.3 million. In the first nine months of fiscal 2006, Andrew recorded a loss on the sale of assets of $1.1 million, which includes a $2.0 million write-down to fair value of certain assets that Andrew anticipates selling by the end of fiscal 2006. These assets consist of intangible assets of $1.5 million and $0.5 million of inventory and fixed assets. This loss was partially offset by a gain recognized on the sale of unimproved land in Denton, Texas.

On August 29, 2005, Andrew entered into a contract to sell its Orland Park, Illinois manufacturing and corporate headquarters site for approximately $26.0 million. Andrew anticipates that it will recognize a $9.0 million gain on the sale of assets in the fourth quarter of fiscal 2006 for the sale of the first of two parcels of land that comprise the Orland Park, Illinois manufacturing facility. Andrew is currently constructing a state-of-the-art manufacturing and office facility in Joliet, Illinois and expects to relocate the Orland Park manufacturing facilities to Joliet in 2007.

Andrew anticipates that it will recognize a pre-tax gain of approximately $14 million in the fourth quarter of fiscal 2006 when it fully funds and terminates the pension plan assumed from Allen Telecom. Andrew estimates that it will need to make an additional cash contribution of approximately $10 million to fully fund this plan.

Operating income. Operating income (loss) by operating segment for the three and nine months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30		% Change	Nine Months Ended June 30		% Change
(In millions)	2006	2005		2006	2005
Operating Income (Loss)
Antenna and Cable Products	$52	$44	18%	$124	$120	3%
Base Station Subsystems	(1)	(5)	80%	5	(30)	117%
Network Solutions	3	15	(80)%	10	49	(80)%
Wireless Innovations	10	7	43%	25	25	0%
Satellite Communications	(6)	(3)	(100)%	(12)	(7)	(71)%
Items not included in segments
Unallocated Sales and Administrative Costs	(35)	(27)	(30)%	(89)	(84)	(6)%
Intangible Amortization	(5)	(5)	0%	(14)	(18)	22%
Gain (Loss) on the Sale of Assets	—	(2)	na	(1)	—	na

Total Consolidated Operating Income	$18	$24	(25)%	$48	$55	(13)%

Antenna and Cable Products operating income increased 18% in the third quarter as a result of a 16% increase in sales, improved profit margins and the benefit of Andrew’s recently implemented price surcharge on cable products. For the first nine months of fiscal 2006, Antenna and Cable Products operating income increased 3% primarily due to a 17% increase in sales.

For the third quarter and first nine months of fiscal 2006, Base Station Subsystems operating income increased versus the prior year due mainly to increased operational efficiencies. Base Station Subsystem’s operating loss for the third quarter of fiscal 2006 included $3.0 million of costs related to the transition and relocation of certain filter products and a $1.7 million restructuring charge for employee-related costs. Base Station Subsystems operating loss for the first nine months of fiscal 2005 includes a $19.8 million warranty charge for a defective component used in certain base station subsystem products.

Network Solutions operating income declined for both the third quarter and first nine months of fiscal 2006, compared to the prior year due primarily to an anticipated decline in E-911 geolocation equipment sales in North America.

Wireless Innovations operating income increased in the third quarter of fiscal 2006 due to an 18% increase in sales and improved gross profit margins. Wireless Innovation’s operating income for the first nine months of fiscal 2006 was flat compared with fiscal 2005 due primarily to 6% higher sales offset by slightly lower gross profit margins.

Satellite Communications operating loss for the third quarter of fiscal 2006 increased versus the prior year quarter due mainly to an unfavorable product mix and incremental administrative costs associated with the acquisition of Skyware Radio Systems in February 2006. Additional factors that impacted the year-to-date Satellite Communications operating loss were lower sales volumes resulting from Andrew’s planned reduction of involvement in certain consumer broadband satellite programs and a second quarter charge of $1.2 million related to a multi-year earth station antenna project.

Interest. Interest expense remained flat at $3.6 million in both the third quarter of fiscal 2006 and third quarter of fiscal 2005. Interest expense was $11.5 million in the first nine months of fiscal 2006 compared to $10.8 million in the first nine months of fiscal 2005 due to increased notes payable borrowings. In the first nine months of fiscal 2006, Andrew increased its notes payable borrowings by $6.7 million to meet short-term working capital needs and reduced its long-term debt by $7.9 million. Interest income increased by $0.8 million in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 and remained flat at $4.0 million for both the first nine months of fiscal 2006 and fiscal 2005.

Other expense. Other expense was $1.9 million in the third quarter and $2.4 million in the first nine months of fiscal 2006, compared to expense of $0.2 million in the third quarter and $2.1 million in the first nine months of fiscal 2005. Other expense is primarily a result of foreign exchange losses. Fluctuations in the euro and the weakening of the Indian rupee against the U.S. dollar were the principal causes of the fiscal 2006 foreign exchange losses.

Taxes. The reported tax rate was 51.1% for the third quarter and 33.0% for the first nine months of fiscal 2006, reflecting an underlying effective tax rate on operations of 33.0% for both periods. The reported tax rate for the third quarter reflects tax adjustments of $2.5 million, due primarily to the establishment of valuation allowances against tax benefits recorded in several jurisdictions. The reported tax rate for the first nine months of fiscal 2006 reflects tax benefits from repatriation of foreign earnings and tax provisions for valuation allowances referenced above.

The reported tax rate was 38.2% for the third quarter and 32.3% for the first nine months of fiscal 2005, reflecting an underlying effective tax rate on operations of 38.6% and 39.5%, respectively. The reported tax rate for the first nine months of fiscal 2005 includes tax benefits related to the favorable resolution of certain tax-related matters with government authorities.

The underlying effective tax rate on operations for fiscal 2006 decreased from the effective tax rate in the prior year primarily due to the permanent reinvestment of earnings in China during fiscal 2006 and a more favorable geographic mix shift of earnings. Andrew currently forecasts the effective tax rate on operations to be 33.0% for the remaining three months of fiscal 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $116.1 million at June 30, 2006, compared to $188.8 million at September 30, 2005. Working capital at June 30, 2006 was $624.9 million compared to $641.2 million at September 30, 2005. Management believes that Andrew’s strong working capital position, ability to generate cash flow from operations, and ability to borrow under its revolving credit agreement will allow Andrew to meet its normal operating cash flow needs for the foreseeable future.

Andrew maintains a $250 million revolving credit facility with a group of lenders that expires in September 2010. Under the terms of this facility, Andrew is subject to various quarterly covenant requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that Andrew can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. As of June 30, 2006, Andrew was in compliance with all of these requirements and had the ability to utilize the entire $250 million of the credit facility.

Cash Flows. The following table sets forth certain information from Andrew’s consolidated statements of cash flows:

	Nine Months Ended June 30
(In millions)	2006	2005	Change
Net Income	$25	$31	$(6)

Non-cash charges for depreciation, amortization asset sale losses and stock-based compensation	64	65	(1)
Restructuring costs	(2)	(5)	3
Change in operating assets and liabilities	(51)	(48)	(3)

Net Cash from Operations	36	43	(7)

Net cash used for investing activities	(95)	(56)	(39)
Net cash (used for) from financing activities	(15)	1	(16)
Effect of exchange rates changes on cash	1	—	1

Decrease in Cash for the Period	$(73)	$(12)	$(61)

Operating Activities. In the first nine months of fiscal 2006, the company generated $36.1 million of cash from operations, compared to $43.5 million in the first nine months of fiscal 2005. The decrease in cash generated from operations was primarily due to lower net income and more cash used to fund growth in operating assets. In the first nine months of fiscal 2006, operating assets increased $50.6 million, primarily as a result of a $44.9 million increase in accounts receivable and a $21.6 million increase in inventories. Accounts receivable were $538.9 million and days sales outstanding (DSOs) were 85 days at June 30, 2006, compared to $477.7 million and 83 days at March 31, 2006, and $453.6 million and 78 days at June 30, 2005. Inventories were $391.0 million and inventory turns were 4.4x at June 30, 2006 compared to $369.2 million and 4.1x at March 31, 2006, and $364.2 million and 4.1x at June 30, 2005. Accounts payable and other liabilities increased by $25.2 million in the first nine months of fiscal 2006 primarily due to an increase in trade payables.

Investing Activities. Capital expenditures were $50.9 million in the first nine months of fiscal 2006, up from $48.7 million in the first nine months of 2005. In the first nine months of fiscal 2006, Andrew paid $44.7 million for three acquisitions. Andrew paid $9.5 million for Skyware Radio Systems, a German producer of electronic products for broadband satellite communications networks. Andrew also paid $28.4 million for Precision Antennas, Ltd., a Stratford England-based designer and manufacturer of microwave antennas for use in carrying point-to-point radio signals, primarily for cellular network back haul applications. Additionally, Andrew paid $6.4 million for Cell Site Industries (CSI), a privately-held provider of wireless equipment repair services based in Milpitas, California. Andrew also made a final earn-out payment of $0.4 million for its 2004 acquisition of Yantai Fine Cable. In the first quarter of fiscal 2006, Andrew increased its investment in interest-bearing convertible notes in Cambridge Positioning Systems Ltd., a mobile location technology developer by $1.7 million. Andrew received $2.5 million from the sale of assets, principally from the sale of unimproved land in Denton, Texas.

Cash flow from investing activities for the first nine months of fiscal 2005 included $19.2 million for three acquisitions. Andrew paid $11.3 million for Xenicom, a United Kingdom-based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. Andrew also acquired selected assets of ATC Tower Services, Inc. for total purchase consideration of $8.4 million, including $6.8 million of cash. Andrew also paid $1.1 million to acquire the remaining 20% interest in a Czech Republic subsidiary that was acquired as part of the Allen Telecom acquisition. In the first quarter of fiscal 2005, Andrew received net proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc. In the first nine months of fiscal 2005, investing activities included $2.6 million from the sale of assets, primarily from the proceeds of a facility sale in Reynosa, Mexico, which was acquired as part of the Allen Telecom acquisition.

Financing Activities. Andrew reduced its net long-term debt by $7.9 million and $9.4 million in the first nine months of fiscal years 2006 and 2005, respectively. These debt reductions were due primarily to annual principal payments on senior notes of $7.8 million in the first quarter of each fiscal year. Andrew borrows under its revolving lines of credit to meet its short-term financing needs. Andrew increased its notes payable borrowings by $6.7 million and $9.1 million in the first nine months of fiscal years 2006 and 2005, respectively. In the first nine months of fiscal 2006, Andrew used $17.6 million of cash to acquire 1.6 million shares of Andrew’s common stock. Andrew generated cash of $3.3 million and $1.1 million in the first nine months of fiscal 2006 and 2005, respectively, from stock option exercises. Included in the $3.3 million of cash from option exercises for fiscal 2006 is $0.7 million for the tax benefit created from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Aggregate Contractual Obligations and Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2005. There have been no material changes in our contractual obligations and commercial commitments since September 30, 2005 arising outside of the ordinary course of business. With respect to Andrew’s lease obligations, the company has entered into a new operating lease agreement in fiscal 2006 for the Joliet, Illinois manufacturing facility. Future minimum lease payments under this lease are as follows:

(In millions)	2007	2008	2009	2010	Thereafter
Joliet, Illinois Lease Payments	$2.4	$3.4	$3.4	$3.4	$39.3

CHANGE IN CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2005. With the exception of the adoption of SFAS No. 151, “Inventory Costs”, FIN No.47,” Accounting for Conditional Asset Retirement Obligations” and SFAS No. 123(R), “Share-Based Payments,” as described in Note 8 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the nine months ended June 30, 2006.

This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements.” In addition, management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements often contain words like “believe,” “expect,” “anticipate”, “intend,” “contemplate,” “seek,” “plan,” “estimate,” “forecast” or similar expressions. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements involve risks, uncertainties and assumptions, including those discussed under the caption “Risk Factors” in Andrew’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Part I, Item IA) and in this Form 10-Q (Part II, Item IA). For risks concerning our previously announced merger with ADC Telecommunications, see the “Risk Factors” section of the registration statement on Form S-4 (Registration No. 333-135424) filed by ADC with the Securities and Exchange Commission on June 29, 2006. As a result, actual results could vary materially from past results and those anticipated, estimated or projected. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to our exposure to interest rate risk, foreign currency risk and commodity risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. With the exception of copper purchase commitments, we believe that there has been no material change from the end of the previous fiscal year through June 30, 2006 to the market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The company uses various metals in the production of our products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. The company forecasts that it will use approximately 69 million pounds of copper in fiscal year 2006. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has entered into contracts with various suppliers to purchase copper. At June 30, 2006, the company had contracts to purchase 14.1 million pounds of copper for $24.3 million through September 30, 2006, which effectively covers the remaining forecasted copper requirements for fiscal 2006. For fiscal 2007, the company had purchase commitments at June 30, 2006 for 32.3 million pounds of copper for $80.3 million, and has subsequently reduced its forward commitments as of August 8, 2006 to 22.1 million pounds of copper for $49.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of June 30, 2006, the company’s management, including its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2006 in providing reasonable assurance that information required to be disclosed by the company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

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

Revenue recognition accounting—In order to address the material weakness in its software revenue recognition, the company has established a formal procedure for the review of significant new contracts, including formal communication protocol among the contracts and legal department, group finance directors and corporate accounting, in considering the applicability of SOP 97-2, Software Revenue Recognition, and all other relevant revenue recognition guidance, and determination of the appropriate revenue recognition policies to apply to those contracts.

Segment reporting—In order to address the material weakness in its application of SFAS No. 131, key personnel involved in the financial reporting process have enhanced the controls by which the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, authoritative guidance is monitored and applied on a regular basis. In addition, the company’s disclosure committee now reviews segment reporting on a quarterly basis.

The company completed the implementation of these changes in internal control over financial reporting during the fiscal quarter ended December 31, 2005. The company’s independent registered public accounting firm has not yet audited these remediated controls and will evaluate them in connection with its audit of the company’s internal control over financial reporting as of September 30, 2006.

Except as described above, during the nine months ended June 30, 2006 there were no changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Items 3, 4 and 5 of this Part II are not applicable.

ITEM 1. LEGAL PROCEEDINGS

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and intends to defend this litigation vigorously.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of our business. The company does not believe that such other litigation, if adversely determined, would have a material adverse effect on its business, financial position, results of operations or cash flow.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Item 1A, Risk Factors, in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The information presented below updates and should be read in conjunction with the risk factors disclosed in the Form 10-K.

If we are required to establish a valuation allowance with respect to our net deferred tax asset, it would adversely affect our effective tax rate and financial results. As of June 30, 2006, we had a net deferred tax asset of approximately $73.1 million, primarily attributable to U.S. net operating losses carried forward, which will begin to expire in 2021. Recoverability of this deferred tax asset is dependent upon our ability to generate future taxable profits in the United States. We continuously review and assess the recoverability of our deferred tax asset and it is our current opinion that the net deferred tax asset is fully recoverable. Should we subsequently determine it is more likely than not that this deferred tax asset will not be realized, we would be required to record a non-cash charge to establish a valuation allowance against some portion or the entire deferred tax asset at that time. Establishing a valuation allowance could have a material adverse impact upon our effective tax rate and reported financial results.

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

The Chinese government could delay issuance of anticipated new wireless network licenses. The Chinese government is planning to issue licenses for next generation wireless networks. It is anticipated that these licenses will be issued during calendar year 2007 and that, in fiscal 2007, we will experience an increase in wireless infrastructure spending associated with the build-out of these anticipated new networks. Significant delays of license issuance could adversely affect our financial results.

The goodwill balance on our balance sheet is tested annually for possible valuation impairment. On June 30, 2006 we had a goodwill balance of $891 million. We test our goodwill balance annually for possible impairment based on the five reporting units of our business. If, in the course of our annual valuation testing procedures, we determine that a portion of the consolidated goodwill balance is impaired, any non-cash impairment charges would adversely affect our financial results.

Risk Factors relating to the pending ADC merger

The announcement of our potential merger with ADC has caused increased volatility in our stock, which may continue for the foreseeable future. On May 31, 2006, we announced that we had entered into a definitive merger agreement with ADC, a leader in the manufacture and sale of wireline infrastructure equipment. Since that date, our stock has fluctuated significantly in value. The market value of our common stock at the closing of the proposed merger may vary significantly from its price on the date the entry into the merger agreement was publicly announced. The merger agreement does not provide for the exchange ratio to be adjusted to reflect any changes in the market value of our or ADC’s common stock at any time. Stock price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general and industry specific market and economic conditions. Under the merger agreement, neither Andrew nor ADC is permitted to terminate the merger agreement solely because of changes in the market price of either party’s common stock.

The announcement and pending merger with ADC, whether or not the merger is completed, could cause disruptions in our and ADC’s businesses, which could have an adverse effect on our business and financial results. Whether or not the merger is completed, the announcement and pending merger could cause disruptions in our and ADC’s businesses. Among other things, current and prospective employees may experience uncertainty about their future roles with the resulting company, which might adversely affect our and ADC’s ability to retain key managers and other employees. Further, the attention of our and ADC’s management may be directed toward the completion of the merger and not their ongoing businesses.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of our common stock to decline. The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of our and ADC’s shareholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law or stock exchange rule, the merger will not be completed. In addition, we and ADC may terminate the merger agreement under certain circumstances. If we and ADC do not complete the merger, the market price of our common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. Further, whether or not the merger is completed, we will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the merger, which could negatively impact results of operations when incurred. Also, if the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay ADC a termination fee of $75 million. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, we cannot assure our shareholders that additional risks will not materialize or not materially adversely affect our business, financial results, financial condition and stock price.

The anticipated benefits of combining ADC and us may not be realized. We and ADC entered into the merger agreement with the expectation that the merger would result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the resulting company in its businesses, cross-selling opportunities, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether we and ADC are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact the resulting company’s business, financial condition and operating results.

We may have difficulty integrating with ADC and may incur substantial costs in connection with the integration. We may experience material unanticipated difficulties or expenses in connection with integrating our operations with ADC. Integrating with ADC will be a complex, time-consuming and expensive process. Before the merger, we and ADC operated independently, each with its own business, products, customers, employees, culture and systems. We may face substantial difficulties, costs and delays in integrating with ADC. Further, after the merger, the surviving company may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. This integration initiative may be unsuccessful and there may be delays in implementing the integration of these systems and processes. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of clients or employees. Many of these factors are outside our control.

Each of Andrew and ADC is subject to certain restrictions on the conduct of its business under the terms of the merger agreement. Under the terms of the merger agreement, each of Andrew and ADC has agreed to certain restrictions on the operations of their businesses that are customary for transactions similar to the merger. Each has agreed that it shall limit the conduct of its business to those actions undertaken in the ordinary course of business. In addition, each party has agreed not to undertake, or to limit, certain corporate actions without the consent of the other party. Among others, these actions include mergers and acquisitions or dispositions of assets, making loans to third parties, settling litigation matters of a certain size and undertaking capital expenditures in excess of prescribed limits. For a complete list of such restrictions, please see the merger agreement, filed as Exhibit 2.1 to our Form 8-K filed with the SEC on June 1, 2006.

For additional information regarding risks relating to our previously announced merger with ADC Telecommunications, see the “Risk Factors” section of the registration statement on Form S-4 (Registration No. 333-135424) filed by ADC with the SEC on June 29, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since 1997, our Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of June 30, 2006, the company had repurchased approximately 20.2 million shares under this plan. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management. Included in the 20.2 million shares repurchased are 1.6 million shares repurchased in the first quarter of fiscal 2006 for $17.6 million. No shares were repurchased in the third quarter of fiscal 2006.

The table below lists the company’s repurchases of shares of common stock during the nine months ended June 30, 2006:

Fiscal Year 2006	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
October 1 to October 31	—	—	—	11,389,568
November 1 to November 30	725,000	$10.73	725,000	10,664,568
December 1 to December 31	875,000	$11.22	875,000	9,789,568
January 1 to January 31	—	—	—	9,789,568
February 1 to February 28	—	—	—	9,789,568
March 1 to March 31	—	—	—	9,789,568
April 1 to April 30	—	—	—	9,789,568
May 1 to May 31	—	—	—	9,789,568
June 1 to June 30	—	—	—	9,789,568

Total	1,600,000	$11.00	1,600,000

(1)	Average price paid per share is calculated using execution price, excluding commissions paid to brokers.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated May 30, 2006, among ADC Telecommunications, Inc., Hazeltine Merger Sub, Inc. and Andrew Corporation.	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the company on June 1, 2006 (SEC File No. 001-14617)

4.1	Second Amendment, dated May 30, 2006, to the Rights Agreement dated November 14, 1996, as amended by the First Amendment to the Rights Agreement dated October 26, 2005, by and between Andrew Corporation and Computershare Investor Services LLC. as successor rights Agent.	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the company on June 20, 2006 (SEC File No. 001-14617)

10.1*	Executive Severance Benefit Plan Agreement dated April 14, 2006 between Andrew Corporation and Justin Choi.	Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the company on April 20, 2006 (SEC File No. 001-14617)

10.2*	Executive Severance Benefit Plan Agreement dated May 15, 2006 between Andrew Corporation and James LePorte.	Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the company on May 18, 2006 (SEC File No. 001-14617)

10.3	First Amendment to Credit Agreement dated June 16, 2006 among Andrew Corporation, the Designated Subsidiaries of Andrew Corporation, certain financial institutions named therein and Bank of America, National Association, as Administrative Agent, for the Lender as L/C Issuers.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the company on June 20, 2006 (SEC File No. 001-14617)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers	Furnished herewith

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 8, 2006	By:	/s/ Marty R. Kittrell
Marty R. Kittrell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)