Form 10-K
period 2006-09-30
ANDREW CORP
filed 2006-12-13
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006.

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14617

ANDREW CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-2092797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

3 Westbrook Corporate Center, Suite 900 Westchester, Illinois 60154

(Address of principal executive offices and zip code)

(708) 236-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market LLC
Common Stock Purchase Rights	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

Large accelerated filer X    Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes      No X

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion, based on the closing sale price as reported on The Nasdaq Stock Market. The number of outstanding shares of the Registrant’s common stock as of December 11, 2006 was 156,820,570.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the annual shareholders’ meeting to be held February 7, 2007 are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.  Business

General Business

Andrew Corporation was incorporated in 1987 under the laws of the State of Delaware as successor to an Illinois corporation organized in 1947. Originally founded as a partnership in 1937, its executive offices are located in Westchester, Illinois, which is approximately 10 miles west of Chicago. Unless otherwise indicated herein or as the context otherwise requires, all references herein to “Andrew”, the “company”, “we”, “us” or “our” are to Andrew Corporation and its subsidiaries.

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

In fiscal 2006, the company operated its business in the following five segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications. Antenna and Cable Products include coaxial cables, connectors, cable assemblies and accessories as well as base station antennas and terrestrial microwave antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners that are sold individually or as parts of integrated subsystems. Network Solutions includes software and equipment to locate wireless E-911 callers as well as equipment and services for testing and optimizing wireless networks. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive, and include both complete systems and individual components. Satellite Communications products include earth station antennas, high frequency and radar antennas, direct-to-home (DTH) antennas and very small aperture terminal (VSAT) antennas.

In fiscal 2002 and 2003, the company completed two major acquisitions that substantially broadened its product offering and established the company as the leading global supplier of communications products and systems to the wireless subsystem infrastructure market. These acquisitions allowed the company to provide global wireless service providers and original equipment manufacturers (OEMs) with a single, global source for all of their wireless infrastructure needs. In July 2003, the company acquired Allen Telecom, a global provider of wireless infrastructure equipment and services. Allen’s product offering was complementary to the company’s product offering and there was minimal product overlap. This acquisition has allowed Andrew to market a more complete RF path product set with more value-added and integrated products. In June 2002, the company completed the acquisition of Celiant Corporation, a power amplifier manufacturer. Celiant’s engineering and technical capabilities and intellectual property have made the company a leading supplier of base station subsystems products.

In addition to the major acquisitions noted above, in the past three fiscal years, the company has also completed several smaller strategic acquisitions intended to expand its product portfolio and strengthen its market leading positions. The fiscal 2005 acquisition of ATC Tower Services and Xenicom enhanced the company’s service offerings and, with ATC Tower Services, provided an additional distribution channel for the company’s products. The fiscal 2006 acquisition of Precision Antennas, Ltd., included products and technology that allowed the company to offer more comprehensive product lines. Additionally, the fiscal 2006 acquisition of CellSite Industries (CSI) provided the company with a lower cost platform for warranty and repair services. After the close of fiscal 2006, the company acquired EMS Wireless, a Norcross, Georgia-based division of EMS Technologies, Inc.

The wireless infrastructure market has experienced growth in fiscal 2005 and 2006. As Andrew’s customers build and upgrade networks to address demand for basic voice and next generation data services, capital spending worldwide on infrastructure continues to grow. All-important measures of the industry’s health and growth, such as minutes of use, number of subscribers, wireless penetration, and third generation service adoption, are trending positive. Andrew’s total sales increased 9% year-over-year as the company continues to grow its wireless infrastructure business faster than the overall market.

The company has a significant international manufacturing and distribution presence. Sales of products exported from the United States or manufactured abroad accounted for approximately 57% of Andrew’s sales in fiscal 2006, 56% in fiscal 2005, and 54% in fiscal 2004. Over the last decade, Andrew has significantly increased its international manufacturing and distribution capabilities in some of the fastest developing wireless infrastructure markets. Developing countries represent some of the greatest growth opportunities for wireless communication, as wireless is the most cost efficient way to provide communications infrastructure to these regions. Andrew believes that developing markets such as China and India have significant long-term growth potential for the company. The company built new manufacturing facilities in China and India in fiscal 1998 and has continued to expand operations in these regions. These facilities have allowed the company to more effectively reach customers and increase sales in the Asian market. In fiscal 2005 the company began relocating a significant portion of the manufacturing of its filter product line to China.

Operating Segments

On September 21, 2006, the company announced the implementation of a new organizational structure for its product groups and the streamlining of its executive team to better position the company for opportunities in the rapidly changing wireless infrastructure market. Effective October 1, 2006, Andrew’s five product groups were combined into, and managed, as two operating segments. The two operating segments—Antenna and Cable Products and Wireless Network Solutions—reflect the two main product areas (passive and active electronic components, respectively) in which the company manufactures and can better leverage the many opportunities for collaboration and efficiencies in supporting global customers. The creation of these new operating segments was accompanied by changes to the executive management team that aligned with this new structure and streamlined the leadership of the company.

In fiscal 2006, the company operated its business in the following five operating segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications. The following table sets forth sales and percentages of total sales represented by Andrew’s five operating segments during the last three fiscal years:

Dollars in millions	2006	% of Sales	2005	% of Sales	2004	% of Sales
Antenna and Cable Products	$1,248	58%	$1,050	53%	$823	45%
Base Station Subsystems	505	24%	446	23%	498	27%
Network Solutions	91	4%	157	8%	175	10%
Wireless Innovations	180	8%	168	9%	123	7%
Satellite Communications	122	6%	140	7%	209	11%
Total Sales	$2,146	100%	$1,961	100%	$1,828	100%

Further information on Andrew’s operating segments is contained in Note 12, Segment and Geographic Information, of the Notes to Consolidated Financial Statements.

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

The company manufactures a full line of microwave antennas for applications such as fixed-line telecommunications networks, broadband wireless, wireless infrastructure, and others. The microwave antenna takes the RF transmission from the microwave radio, focuses the beam and reflects the signal to the microwave antenna at the opposite end of the link. Microwave radio networks are commonly used by telecommunications companies for telephone, internet, video and data transmission. They are also used by cellular operators to link cell sites with switching centers and by private companies, such as gas pipelines, electric utilities and railroads, for their internal communications needs. Andrew has strengthened its leadership position in microwave antennas by the fiscal 2006 acquisition of Precision Antennas, Ltd., a Stratford, England-based designer and manufacturer of microwave antennas used primarily for cellular network backhaul.

Andrew combines antenna products from both the base station antenna and microwave point-to-point groups to service the emerging WiMAX market. Point-to-point and point-to-multi-point antennas are used in fixed WiMAX applications. Traditional base station antennas are used in mobile WiMAX deployments. Andrew cable products, described below, are also used to service this market segment.

Cable products include coaxial cables, connectors, cable assemblies and accessories. Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor. It is principally used to carry radio frequency signals. Andrew sells its semi-flexible and elliptical waveguide cable products under the trademark HELIAX®. In October 2006, the company introduced a premium-quality family of corrugated aluminum cable as a cost-effective, high quality extension to its industry-leading HELIAX® family of copper corrugated transmission line systems. HELIAX® corrugated aluminum cable and accessories will be produced and distributed globally as a high performing but lower cost alternative to Andrew’s most popular and widely used copper-based cable.

In addition to bulk cable, the company provides cable connectors, accessories and assemblies marketed under the HELIAX® brand name. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. Andrew provides multiple connector families, including OnePiece™ and Positive Stop™ connectors. Cable accessories protect and facilitate installation of coaxial cable and antennas on cell site towers and into equipment buildings. Accessories include lightning surge protectors, hangers, adaptors and grounding kits, including Arrestor Plus®, ArrestorPortII™, KwikClamp™, SureGround™, and Compact SureGround™ lines. SureFlex™ coaxial cable assemblies, used to connect the main feeder cable line to the antenna, are made up of smaller sized HELIAX® cable and the Andrew patented SureFlex™ connectors.

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

The company provides a full range of products suitable for in-cabinet applications and a wide range of traditional cable assemblies utilizing solid copper, braid, semi-rigid and conformable cables, as well as some technically unique cables for special applications. Andrew combines assemblies and supporting products according to customer specifications in “cabinet kits” to help reduce an OEMs’ overall operational cost of building cabinets.

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

Andrew distinguishes itself from its competition by offering technically advanced and higher performance cable products. Two more innovative product offerings that the company produces are Andrew Virtual AirTM (AVA) and Z-WireTM drop cable. AVA cables offer excellent attenuation performance and lower system costs by allowing wireless operators to utilize smaller diameter cables. AVA cables are now being manufactured in 7/8” and 1 5/8” diameters. The Z-Wire drop cable contains a patented material that provides superior corrosion resistance.

In addition to the products described above, the company has historically maintained a group of field construction employees that perform value-added services for our customers. Over the last three years the company has enhanced its services capability through two strategic acquisitions, MTS Wireless Components LLC and ATC Tower Services, Inc., a division of American Tower Corporation. The combination of the company’s existing services capability with these acquisitions enhances its ability to effectively meet the needs of its OEM and wireless operator customers.

Base Station Subsystems

Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. These products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated subsystems.

Andrew designs and manufactures high power single and multi-carrier RF power amplifiers. RF power amplifiers are required by wireless communication systems to boost the radio signal power for transmission across long distances and are usually located within base stations. Andrew’s RF power amplifier products range in power from 10 to 500 watts of output power and in frequency ranges from 450 MHz to 2500 MHz. The company’s power amplifiers are custom designed for each OEM and are available for most wireless standards, including 2G, 2.5G, 3G and 4G technologies. The company markets next generation single and multi-carrier, highly linear power amplifiers with digital pre-distortion technology and is currently working with major OEMs and wireless carriers to design their next generation power amplifier products.

Andrew has developed two integrated product offerings: an integrated radio and amplifier and an integrated radio, amplifier and receiver. Both of these products were developed to meet the low-cost demands of 3G deployments. Andrew designs and manufactures filters, duplexers, combiners and integrated antenna combining units. RF transmit filters are used to filter high power unwanted transmit signals to meet frequency regulations and interference requirements in the different allocated wireless frequency bands. Transmit combiners allow the combination of multiple signals into one transmit antenna. RF receive filters are used to select intended signals and isolate these signals from unwanted interference and noise. Duplexers are used to allow one antenna to both transmit and receive signals. Andrew is a leading supplier for in-cabinet application of filters and duplexers. For this application, filters and duplexers are incorporated into base station transceiver cabinets provided to OEMs for site installations.

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

Additionally, Andrew provides repair, replacement and excess and obsolescent equipment management services of wireless and power equipment through its After Market Services operation. Andrew entered this business segment through the acquisition of CellSite Industries based in Milpitas, California. The charter of Andrew’s After Market Service group is to provide turnkey post sales support for OEMs and wireless carriers to reduce the costs of network maintenance through a repair service that is unmatched in speed, cost effectiveness and quality.

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

Wireless Innovations

Wireless Innovations solutions are used worldwide to extend and enhance the coverage of wireless networks. The products and services this group delivers provides coverage and capacity enhancement directly to the wireless operators and indirectly through OEMs and third-party entities. Andrew offers products as well as a suite of services, including system design, installation, commissioning, monitoring, and full turnkey capability from simple solutions to customized solutions for major infrastructure throughout the world. Typical turnkey projects include coverage of highway tunnels, subway and railway systems, shopping centers, airports, convention centers, store fronts, office buildings, campuses and many more applications. Andrew’s products support numerous customers, including single operators, shared networks with neutral host operators and public safety wireless networks.

Andrew provides a full line of RF repeaters and optical distribution systems, boosters, and passive components. They can be used as an efficient and low-cost alternative to base stations in areas where coverage is more critical than additional capacity. Andrew’s active products have built-in intelligence, facilitating easy setup and optimization to reduce installation costs. They have superior RF and control characteristics which translates to a reduction in customers’ operating expenses. These products can be used for both single and multi-operator applications. The products are technology agnostic and available in virtually all frequency bands from 70MHz to 2500MHz, for use in public and private wireless communications systems.

Andrew offers a wide array of coverage products consisting of both passive and active components that extend wireless network coverage into buildings and other areas where it is difficult to get wireless reception. The company’s intelligent optical network distribution product line, ION®, is a customer solution for everything from indoor to urban city center coverage, while the RF repeater line, Node (network optimized distribution element), is used for rural area coverage, suburban communities and as a head-end solution for both passive and active indoor coverage. The RF, booster and optical products are all available in four power classes from femto, through pico and micro, to macro. This complete solution is capable of transferring multiple technologies and frequency bands.

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

Satellite Communications

The Satellite Communications Group is comprised of four product groups: 1) direct-to-home (DTH) / very small aperture terminals (VSAT); 2) earth station antennas and systems (ESA); 3) government / radar products; 4) and earth station electronics (ESE). This product group includes antennas, support products, electronic equipment and systems engineering for applications in the consumer, enterprise and government/military markets.

Andrew is an OEM manufacturer of consumer DTH antennas and associated outdoor electronics for the world’s leading satellite television companies. Custom designed for specific satellite broadcast service platforms, these antenna systems range in size from 18 inches to 39 inches in diameter, and are capable of receiving premium subscription television channels, local networks and high definition television.

Satellite communications plays an important role in “last mile” connectivity of services for the enterprise markets. Andrew manufactures a comprehensive line of VSAT antennas, outdoor electronics and installation accessories that are used in private networks to provide the air interface for bi-directional broadband internet access, video, voice and data services to corporations, small to medium sized enterprises and individual end-users. These antennas, ranging in size from three to eight feet, can often be seen on the top of gas stations, banks and office buildings. In February 2006, Andrew acquired Skyware Radio Systems, GmbH. Skyware designs, manufactures and sells electronics that are sold separately and in conjunction with the company’s DTH and VSAT products.

The larger ESA and turn-key systems engineering that Andrew provides to the marketplace complements the DTH, VSAT and high frequency (HF)/radar hardware businesses as a complete RF solution. Used as mechanisms for uplink traffic management of broadcast and internet content, earth station antenna systems range in size from 12 feet to 29 feet in diameter and are designed as teleports, gateways and network hubs to transport information to and from satellites.

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

International Activities

Andrew’s international operations represent a substantial portion of its overall operating results and asset base. Principal manufacturing facilities outside the United States are located in Brazil, China, Czech Republic, Germany, India, Mexico, and the United Kingdom. Most of Andrew’s plants ship to export markets.

During fiscal 2006, sales of products exported from the United States or manufactured abroad were $1,217 million or 57% of total sales compared with $1,095 million or 56% of total sales in fiscal 2005 and $983 million or 54% of total sales in fiscal 2004. Exports from the United States amounted to $61 million in fiscal 2006, $72 million in fiscal 2005, and $80 million in fiscal 2004.

Sales and income on a country-by-country basis can vary considerably year to year. Further information on Andrew’s international operations is contained in Note 12, Segment and Geographic Information, of the Notes to Consolidated Financial Statements.

Andrew’s international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, expropriation, or requirements of local or shared ownership. Andrew believes that the geographic dispersion of its sales and assets, as well as its political risk insurance, mitigate some of these risks.

Marketing and Distribution

Andrew’s worldwide sales force is organized into groups that support worldwide OEM customers and regional operator customers. Andrew supports major OEMs with dedicated global account teams focused solely on each OEM. The teams are responsible for all activity with these customers, including global coordination of the company’s relationship with the OEM. The operator and local OEM sales force is organized by region, with teams divided between the Americas, EMEA (Europe, Middle East, and Africa), Asia Pacific, and China. These regional teams are responsible for all accounts in the region, including the local offices of the worldwide OEMs, local OEMs, operators, and distributors.

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

Major Customers

The company’s largest customers are OEMs and wireless service providers. In fiscal 2006, aggregate sales to the ten largest customers accounted for 52% of total consolidated sales compared to 54% in fiscal 2005 and 55% in fiscal 2004. In fiscal 2006, the top 25 customers accounted for 69% of total sales and no single customer accounted for more than 10% of sales.

Manufacturing Locations

Andrew generally develops, designs, fabricates, manufactures and assembles the products it sells. In addition, the company utilizes contract manufacturers for power amplifiers and, starting in September 2006, certain filter products. Manufacturing facilities are located worldwide, sharing a company-wide commitment to quality and continuous improvement. Andrew has worked to ensure that its manufacturing processes and systems are based on the quality model developed by the International Organization for Standardization (ISO), and that identical management guidelines are used at different Andrew locations to produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. To date, 40 Andrew manufacturing and distribution locations have received ISO 9000 certification, the most widely recognized standard for quality management.

Andrew’s major manufacturing facilities are as follows:

North America:    Orland Park, Illinois is Andrew’s principal manufacturing facility in the U.S. The Orland Park facility manufactures HELIAX® coaxial cable, connectors, cable assemblies, microwave transmission lines, air dielectric cable, broadband cable, and RADIAX® radiating cables. On August 29, 2005 the company entered into a contract to sell its Orland Park, Illinois manufacturing facility and corporate headquarters. Andrew anticipates that the sale will result in cash proceeds of approximately $26 million and expects to record a pre-tax gain of approximately $17 million before relocation expenses. See Note 3, Sale of Assets, Notes to the Consolidated Financial Statements for a description of this facility’s sale. The company’s corporate headquarters relocated to a leased facility in Westchester, Illinois in January 2006. The company has entered into a lease agreement with a third party construction company who is building a state-of-the-art manufacturing and office facility in Joliet, Illinois, and expects construction to be completed in fiscal 2007.

Other U.S. manufacturing facilities include: Forest, Virginia (geolocation systems, power amplifiers), Amesbury, Massachusetts (filters), Smithfield, North Carolina (DTH, VSAT antennas), and Euless, Texas (steel components). In addition the company operates the following non-U.S. manufacturing facilities in North America: Whitby, Canada (cable assemblies, earth station and government antennas), Nogales, Mexico (filters, pressurization equipment, cable assemblies, accessories and components) and Reynosa, Mexico, which was opened in 2003 for the manufacture of microwave, earth station and base station antennas. The company recently announced plans to close its Amesbury, Massachusetts facility as production of North American-made filter products will be outsourced to Elcoteq Network, S.A. (“Elcoteq”). The Nogales, Mexico facility will also be closed as production will be transferred to other company facilities and a portion of which will be transferred to Elcoteq.

Asia Pacific:    The Suzhou, China facility manufactures HELIAX® coaxial cable, RADIAX® cable, connectors, accessories, cable assemblies, filters, and base station antennas. The company also operates a filter manufacturing facility in Shenzhen, China. Power amplifier products are supplied by a third-party contract manufacturer in China. The company is currently building a new facility in Goa, India, scheduled to be completed in fiscal 2007, that will manufacture HELIAX® coaxial cable, connectors, cable assemblies, microwave and base station antennas.

Europe:    The Lochgelly, Scotland facility manufactures HELIAX® coaxial cable, RADIAX® cable, elliptical waveguide, connectors, and accessories. The Stratford, England facility, acquired in April 2006 with Precision Antenna, Ltd., manufactures terrestrial microwave antennas. The company’s principal facility in Brno, Czech Republic manufactures cable assemblies, flexible waveguide and terrestrial microwave antennas. The company also operates significant facilities in Agrate and Capriate, Italy (filters), Buchdorf, Germany (repeaters and other wireless innovation products), and Faenza, Italy (fiber optic and in-building coverage systems). In September 2006, the company sold its Arad, Romania filter manufacturing facility to Elcoteq, which will continue to manufacture the company’s filters on an outsourced basis.

South America:    Andrew’s Sorocaba, Brazil facility provides Andrew products for the Central and South American markets. This facility manufactures HELIAX® coaxial cable, connectors, accessories, cable assemblies, elliptical waveguide, base station antennas, and terrestrial microwave products.

Raw Materials and Components

The company’s products are manufactured from both standard components and parts that are built to the company’s specifications by other manufacturers. The company uses various raw materials such as copper, aluminum and plastics in the manufacture of its products. Copper, which is used to manufacture coaxial cable, represents a significant portion of the company’s costs and, as a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has negotiated copper purchase contracts with various suppliers to purchase approximately 34% of its forecasted copper requirements for fiscal 2007. As of September 30, 2006, the company had contracts to purchase 22.2 million pounds of copper for $53.7 million. Andrew considers its sources of supply for all raw materials to be adequate and is not dependent upon any single supplier for a significant portion of materials used in its products.

Some of the company’s products include specialized components manufactured by suppliers. Andrew is dependent upon sole suppliers for certain key components for its power amplifier operations. If these sources were not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact the company’s results of operations until another qualified supplier is found. The company believes that its supply contracts and its supplier contingency plans mitigate some of this risk.

Research and Development

Andrew believes that the successful marketing of its products depends upon its research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal years 2006, 2005 and 2004, Andrew spent $113.0 million, $107.9 million and $110.2 million, respectively, on research and development activities. A substantial amount of the fiscal 2006, 2005 and 2004 activities were focused on base station subsystems products.

Intellectual Property and Intangible Assets

As of September 30, 2006, the company had $47.2 million of intangible assets, net of accumulated amortization, consisting of patents, technology, supply agreements and various other intangible assets that the company has acquired through acquisitions. A significant portion of these intangible assets relate to patents, patent applications and related technology acquired with the fiscal 2002 Celiant and fiscal 2003 Allen Telecom acquisitions. Andrew’s internally developed intangible assets, such as patents, are not recorded on the balance sheet. Andrew holds approximately 919 active patents, expiring at various times between 2007 and 2028. Andrew attempts to obtain patent protection for significant developments whenever possible. Andrew believes that, while patents and other intangible assets in the aggregate are valuable to the company’s business, the company is not materially dependent on any one individual patent or intangible asset.

Competition

The company believes that it is a leading global supplier of communications products and systems to the wireless subsystem infrastructure market. The company has the ability to provide total customer solutions, including virtually all components of a wireless base station that are outsourced by OEMs and wireless service providers. This allows the company to better meet the performance and cost efficiency requirements of its customers who benefit from the availability of a single source for their entire wireless infrastructure needs. The company also believes that it differentiates itself by offering superior product quality, service and continual technological enhancement. While the company believes that few of its competitors can match its complete product offering, the company faces several strong competitors that compete with a significant portion of the company’s total product offering. In addition, there are a number of small independent companies that compete with portions of the company’s product lines.

Representative competitors in the company’s five primary product groups are as follows:

Product Group	Representative Competitors
Antenna and Cable Products	RFS, NK, Huber + Suhner, Eupen, CommScope, Amphenol, Powerwave Technologies and Kathrein
Base Station Subsystems	Powerwave Technologies, RFS and Kathrein
Satellite Communications	General Dynamics, Patriot, CalAmp and NJRC
Network Solutions	True Position, Qualcomm, Agilent Technologies, Comarco Wireless Technologies and Ericsson TEMS
Wireless Innovations	Powerwave Technologies, LGC Wireless, Comba Telecom Systems, Dekolink Wireless and MobileAccess

Backlog and Seasonality

The company’s backlog of orders believed to be firm and due to ship within the next year and beyond was $316.3 million and $277.9 million as of September 30, 2006 and 2005, respectively. Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, the company can experience wide quarterly fluctuations in sales and income. These variations are expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

Environment

Andrew is committed to demonstrating the highest standard of global environmental management and achieving environmental best practices. Twelve locations have been awarded certifications for ISO 14001, an international standard for environmental management systems. The company continues to seek to improve its environmental management systems and practices, including resource conservation and pollution prevention. Andrew engages in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment and believes it is in compliance with relevant statutory requirements. Such environmental statutory requirements include European Union Directives EuP 2005/32/EC, which governs the design of energy-using products, RoHS 2002/95/EC, which restricts the use of certain hazardous substances, and WEEE 2002/96/EC, which governs material declaration requirements of electrical and electronic equipment. Compliance with such laws and regulations does not currently have a significant effect on the company’s capital expenditures, earnings, or competitive position. The company has no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on its financial condition.

Employees

At September 30, 2006, Andrew employed 11,778 people, 3,174 of whom were located in the United States. Of these 11,778 people, 1,933 were temporary workers, 735 of whom were located in the United States. As a matter of policy, Andrew seeks to maintain good relations with employees at all locations. From a global, company-wide perspective, we believe we have a good relationship with our employees. Based on our experience, periods of labor unrest or work stoppage have not caused a material impact on our operations or results. As a result of outsourcing certain filter production to Elcoteq, Andrew anticipates that approximately 300 employees will be terminated in fiscal 2007 at facilities in Capriate and Agrate, Italy, Amesbury, Massachusetts and Nogales, Mexico. In September 2006, the company announced that the severance and related cost of this headcount reduction would be $10 million to $13 million. Based on further developments since the September 2006 announcement, the company now estimates that the cost of the reduction-in-force will be approximately $8 million to $10 million, which will be paid and expensed in fiscal 2007.

Regulation

Although Andrew is not directly regulated by any governmental agency in the United States, most of its customers and the telecommunications industry, in general, are subject to regulation by the Federal Communications Commission (FCC). The FCC controls the granting of operating licenses, allocation of transmission frequencies and the performance characteristics of certain products. This regulation has not adversely affected Andrew’s operations. Outside of the United States, where many of Andrew’s customers are government-owned and operated entities, changes in government economic policy and communications regulation have affected in the past and may be expected to affect in the future the volume of Andrew’s non-U.S. business. However, historically these regulations have not been detrimental to Andrew’s non-U.S. operations taken as a whole.

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

Unlike calls placed from landline telephones in the U.S., calls for emergency (E-911) assistance from wireless phones historically were not traceable to specific locations in many cases. In response to this public safety issue, the FCC issued a series of orders requiring that service providers implement a system to locate E-911 callers. Andrew offers a network-based system for locating wireless phone users making E-911 calls.

Government Contracts

Andrew does not have material contracts that are subject to renegotiation of profits or termination at the election of any governmental agency.

Available Information

The SEC maintains an internet site, www.sec.gov, through which you may access the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, the company makes these reports available free of charge on the company’s internet website, www.andrew.com. The company is not including the information on its website as a part of, or incorporating it by reference into, this annual report on Form 10-K.

Andrew maintains a corporate governance page on the company’s website. This website includes, among other items, the Andrew Corporation Operating Principles for the Board of Directors, charters of each committee of the Board, the Andrew Code of Conduct and information regarding the company’s Whistleblower Policy. The corporate governance information can be found at www.andrew.com.

Item 1A.  Risk Factors

Cautionary Statement regarding Forward-Looking Statements

We have made forward-looking statements in this annual report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements”, that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or other written statements or in oral communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “potential,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “would”,

“may,” “will,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated, intended, expected, believed, estimated, projected or planned including, but not limited to, those described below and in other reports we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our business, financial condition and results of operations could be materially and adversely affected.

We wish to ensure that such forward-looking statements are accompanied by meaningful cautionary statements, so as to obtain the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified by reference to the discussion below of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. We caution the reader that the list of factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such risk factors, nor can we assess the impact, if any, of such risk factors on our business or the extent to which any factors may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date they are made and, except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

Risks Related To Our Business

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

The telecommunications industry has experienced significant consolidation and this trend is expected to continue. Recent examples of this consolidation are Lucent’s merger with Alcatel and AT&T Wireless’ merger with Cingular. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge.    This consolidation could result in delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Delays or reductions in wireless infrastructure spending could have a material adverse effect on demand for our products. We depend on several large OEMs and wireless service providers for a significant portion of our business. In fiscal 2006, the top 25 customers accounted for 69% of sales. Any disruption in our relationships with our major customers could adversely affect our sales, operating margins, net income and stock price.

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

Over the last four years we have completed several acquisitions and may continue to make acquisitions in the future. We believe that these acquisitions provide strategic growth opportunities for the company. Our failure to meet the challenges involved in successfully integrating acquisitions or to otherwise realize the anticipated benefits of acquisitions could adversely affect our results of operations. Realizing the benefits of acquisitions will depend on our ability to successfully integrate acquisitions with our existing operations.    Our inability to successfully integrate operations in a timely manner may result in the company not realizing the anticipated benefits or synergies of these acquisitions. The integration of companies is a complex, time-consuming and expensive process that could significantly disrupt our business. The anticipated benefits and synergies of acquisitions are based on projections and assumptions, not actual experience, and assume a successful integration. In addition, the company’s ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations or implement workforce reductions and by risks relating to potential unknown liabilities. The challenges involved in successfully integrating acquisitions include: consolidating and rationalizing information systems and manufacturing operations, combining product offerings, coordinating and rationalizing research and development activities, preserving distribution, marketing or other important relationships, maintaining employee morale and retaining key employees, and coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

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

We plan to move our Orland Park, Illinois manufacturing facility.    On August 29, 2005, we entered into a contract to sell our Orland Park, Illinois manufacturing and corporate headquarters site for approximately $26 million. The first phase of this transaction, which was the sale of a portion of the land, closed in fiscal 2006. The second phase of this transaction, which will include the sale of the company’s Orland Park, Illinois facility, is expected to close in fiscal 2007. The company relocated its headquarters to Westchester, Illinois in January 2006 and is constructing a state-of-the-art manufacturing facility in Joliet, Illinois which the company plans to occupy in fiscal 2007. In order to avoid customer-related disruptions, the company has a detailed plan to transition administrative and manufacturing operations to these new facilities. However, due to the scope and nature of the move, customer shipments could be affected, which could affect customer relationships and the company’s sales and profits.

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

We are subject to risks related to product defects which could result in product recalls and could subject us to warranty claims which are greater than anticipated. If we were to experience a product recall or an increase in warranty claims compared with our historical experience, our sales and operating results could be adversely affected.    We test our products through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers, and we may lose market share with our customers. We offer warranties on most products. The specific terms and conditions of the warranties offered vary depending upon the products sold. We accrue for warranty costs based on the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. We regularly review these forecasts and make adjustments as needed. If we were to experience product recall or an increase in warranty claims compared with our historical experience, our sales and operating results could be adversely affected.

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

Our costs and business prospects may be affected by increased government regulation, a factor which is largely beyond our control.    We are not directly regulated in the United States, but many of our U.S. customers and the telecommunications industry generally are subject to Federal Communications Commission regulations. In overseas markets, there are generally similar governmental agencies that regulate our customers. We believe that regulatory changes could have a significant negative effect on our business and operating results by restricting our customers’ development efforts, making current products obsolete or increasing competition. Our customers must obtain regulatory approvals to operate certain of our products. Any failure or delay by any of our customers to obtain these approvals would adversely impact our ability to sell our products. The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation or postponement of the deployment of new technologies. These delays could have a material adverse effect on our revenues, gross margins and income.

The Chinese government could delay issuance of anticipated new wireless network licenses.    The Chinese government is planning to issue licenses for its next generation wireless network. The new Chinese network will become the technical standard with which wireless infrastructure will be designed, manufactured and deployed in China. It is anticipated that these licenses will be issued during calendar year 2007. Additionally, we anticipate an increase in wireless infrastructure spending associated with the build-out of the anticipated, new network. Significant delays of license issuance could adversely affect the company’s financial results.

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

The goodwill balance on our balance sheet is tested annually for possible valuation impairment and any non-cash impairment charges could adversely affect our financial results.    We test our goodwill balance annually for possible impairment based on the five reporting units of our business. On September 30, 2006 we had a goodwill balance of $883 million, of which $412 million relates to the Base Station Subsystems group. As a result of its relatively large amount of goodwill and its operating losses in fiscal 2004, 2005 and 2006, the Base Station Subsystem Group’s goodwill is at a higher risk of potential future impairment. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the businesses for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses. If actual results are different from the company’s forecasts, future tests may indicate an impairment of goodwill, which could result in non-cash charges, adversely affecting the company’s results of operations. If, in the course of our annual valuation testing procedures, we determine that a portion of the consolidated goodwill balance is impaired, any non-cash impairment charges would adversely affect our financial results.

The manufacture of our power amplifiers and certain of our filter products have been outsourced to companies that specialize in electronics contract manufacturing.    The manufacturing of the company’s power amplifier products has been performed by a leading electronics contract manufacturer for the past several years. Additionally, in September 2006, the company announced that it is outsourcing the manufacture of its European and North American-made filters to another leading electronics contract manufacturer. The company will continue to manufacture certain filter products at its Shenzhen, China facility. The use of contract electronics manufacturers by the company increases the risk of product supply disruption and intellectual property misappropriation. Disruption of product supplies could affect customer relationships, sales and profits. Intellectual property misappropriation could affect the company’s competitiveness in power amplifier and certain filter product lines which would depress long-term sales and profits.

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

Beginning in fiscal 2003, the Sarbanes-Oxley Act of 2002 (“the Act”) has required the company to comply with numerous provisions focused on upgraded disclosures and corporate governance, increasing the company’s cost and complexity of being a public company.    Beginning in fiscal 2005, Section 404 of the Act required that the company include an internal control report of management in its annual report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

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

Risks Related to Our Common Stock

The price of our common stock historically has been volatile.    The market price of our common stock historically has experienced and may continue to experience high volatility, and the broader stock market has experienced significant price and volume fluctuations in recent years. Some of the factors that can affect our stock price are: actual, or market expectations of, fluctuations in capital spending by wireless operators and original equipment manufacturers on wireless infrastructure; the announcement of new products, services or technological innovations by us or our competitors; continued variability in our revenue or earnings; changes in revenue or earnings estimates for us made by the investment community; delays or postponements of wireless infrastructure deployments, including 3G technology, regardless of whether such deployments have an actual impact on our orders or sales; and speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Andrew’s primary facilities are manufacturing and distribution centers of which there are over forty locations worldwide. Additionally, the company maintains over sixty sales, engineering, and operating offices worldwide. Andrew’s corporate headquarters are located in Westchester, Illinois. The company’s properties are in good condition and are suitable for the purposes for which they are used. All facilities are in operation, with the exception of the following: our Addison, Illinois facility, which the company is subleasing; the company recently announced plans to close its Amesbury, Massachusetts facility as production of North American-made filter products will be outsourced to Elcoteq; the Nogales, Mexico facility will also be closed as production will be transferred to Elcoteq or other company facilities; and finally the company’s 87,000 square foot facility in Yantai, China is idle and is for sale.

In accordance with its lease agreement, the company plans to reconfigure the manufacturing space in its leased Smithfield, North Carolina facility. Upon completion of the facility reconfiguration in 2007, the company will occupy 235,000 square feet of the current 738,000 square foot facility. The remaining 503,000 square feet will be leased by the landlord to other tenants.

On August 29, 2005 the company entered into a contract to sell its Orland Park, Illinois manufacturing facility and corporate headquarters. The sale of the Orland Park, Illinois facility will take place in two transactions. The company sold a portion of land at its Orland Park, Illinois facility in fiscal 2006. The company plans to complete the sale of the remaining portion of Orland Park, Illinois facility and land in fiscal 2007 when the new Joliet, Illinois manufacturing and administrative facility has been completed.

The following table lists the company’s significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet	Principal Segment
Smithfield, North Carolina	Leased	738,000	Satellite Communications
Orland Park, Illinois	Owned	591,000	Antenna and Cable Products
Addison, Illinois	Leased	201,000	Base Station Subsystems
McAllen, Texas	Leased	112,000	Antenna and Cable Products
College Park, Georgia	Leased	103,000	Antenna and Cable Products
Richardson, Texas	Owned	100,000	Antenna and Cable Products
Chesire, Connecticut	Leased	95,000	Antenna and Cable Products
Warren, New Jersey	Leased	93,000	Base Station Subsystems
Euless, Texas	Leased	84,000	Antenna and Cable Products
Amesbury, Massachusetts	Leased	78,000	Base Station Subsystems
Forest, Virginia	Owned	75,000	Network Solutions
Ashburn, Virginia	Leased	67,000	Network Solutions

U.S. subtotal		2,337,000

Suzhou, China	Owned	268,000	Antenna and Cable Products
Shenzhen, China	Leased	191,000	Base Station Subsystems
Yantai, China	Owned	182,000	Antenna and Cable Products
Reynosa, Mexico	Owned	166,000	Antenna and Cable Products
Brno, Czech Republic	Leased	150,000	Antenna and Cable Products
Goa, India	Leased	147,000	Antenna and Cable Products
Campbellfield, Victoria, Australia	Leased	133,000	Antenna and Cable Products
Lochgelly, Fife, United Kingdom	Owned	132,000	Antenna and Cable Products
Sorocaba, Sao Paulo, Brazil	Owned	152,000	Antenna and Cable Products
Reynosa, Mexico	Owned	113,000	Antenna and Cable Products
Stratford, United Kingdom	Leased	110,000	Antenna and Cable Products
Buchdorf, Germany	Owned	109,000	Wireless Innovations
Whitby, Ontario, Canada	Owned	94,000	Satellite Communications
Yantai, China	Owned	87,000	Antenna and Cable Products
Capriate, Italy	Leased	75,000	Base Station Subsystems
Nogales, Mexico	Leased	66,000	Antenna and Cable Products
Agrate, Italy	Owned	64,000	Base Station Subsystems

Non-U.S. subtotal		2,239,000

TOTAL		4,576,000

Andrew owns approximately 370 acres of land. The company’s owned manufacturing and distribution facilities are located on this land. Of this total, approximately 162 acres are unimproved, including 98 acres in Ashburn, Canada, used for operations of the Whitby, Canada facility.

Item 3.  Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and is vigorously defending this litigation. The parties are currently in discovery and have had no meaningful settlement talks to date.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters that required a vote of security holders during the three months ended September 30, 2006.

Additional Item—Executive Officers of the Registrant

The following information lists the executive officers of the company as of the filing date of this Annual Report on Form 10-K.

JUSTIN C. CHOI, 41, senior vice president, general counsel and secretary, joined Andrew in March 2006. Prior to joining Andrew, he was employed by Avaya Inc., where he served as vice president—law, corporate and securities. He graduated from Johns Hopkins University with a Bachelor of Arts in philosophy and a Juris Doctorate from Northwestern University.

JOHN E. DESANA, 57, executive vice president and group president, Antenna and Cable Products, joined Andrew in March 1991 as operations manager, HELIAX® cable products. He was vice president, HELIAX® cable and accessories from November 1996 through November 1998, when he became group president of Antenna and Cable Products. Prior to joining Andrew, he was employed by Litton Industries and Belden Wire and Cable. He graduated from Xavier University with a Bachelor of Arts in economics.

JOHN R.D. DICKSON, 52, senior vice president and chief information officer, most recently served as vice president of Global Information Systems since 1996. He joined Andrew in 1975 and has held numerous management positions in engineering, business development, marketing and business unit management. He holds a Higher National Diploma in physics from Napier University, Edinburgh, Scotland.

RALPH E. FAISON, 48, president and chief executive officer, joined Andrew in June 2002 as president and chief operating officer. He was formerly president and chief executive officer of Celiant Corporation from June 2001 until its acquisition by Andrew in June 2002. Prior to joining Celiant, he was vice president of New Ventures Group at Lucent Technologies from 1997 until June 2001. Previously, he was vice president of advertising and brand management at Lucent. Prior to Lucent, he held various positions at AT&T, including vice president and general manager of AT&T’s wireless business unit and manufacturing vice president for its consumer products unit in Bangkok, Thailand. He holds a Bachelor of Science in marketing from Georgia State University and a Master of Science in management from Stanford University. He is a member of the board of directors of NETGEAR, Inc. and Andrew, and a member of the National Foundation for Teaching Entrepreneurship Chicago Advisory Board.

DANIEL J. HARTNETT, 51, vice president, tax and treasury, joined Andrew in April 1997 as tax director and was elected vice president in July 2003. Prior to joining Andrew, he was employed by Sara Lee Corporation and the public accounting firm of Touche Ross. He holds a Juris Doctorate and Master of Science in taxation from DePaul University and a Bachelor of Science in Accountancy from Northern Illinois University. He is a CPA, member of the Illinois Bar, the AICPA and Tax Executives Institute.

ROBERT J. HUDZIK, 57, senior vice president and chief human resources officer, joined Andrew in July 1996. Previously he served as group president of the Wireless Innovations Group until October 2006. He has also been vice president, corporate development, and vice president, business development, for Andrew. Prior to joining Andrew, he was director, marketing and sales, network services for PTT Telecom (now KPN) in the Netherlands from 1994 until 1996. Prior to PTT Telecom, he was vice president, marketing for Ameritech Services from January 1990 to 1994. He holds a Bachelor of Science in electrical engineering from the University of Illinois at Urbana-Champaign and a Master of Business Administration from the University of Chicago.

MARTY R. KITTRELL, 50, executive vice president and chief financial officer, joined Andrew in June 2002 as vice president, strategic planning. He was formerly vice president and chief financial officer of Celiant Corporation. Between 1997 and 2000, he held various executive positions at BlueStar Battery Systems International, Worldtex, Inc. and Enfinity Corporation. Prior to that, he was vice president and chief financial officer from 1989 to 1997 of Exide Electronics Group, Inc. He holds a Bachelor of Science in accounting from Lipscomb University. He is a CPA, member of Financial Executives International (FEI), National Investor Relations Institute and AICPA.

ROGER J. MANKA, 44, executive vice president and group president, Worldwide Sales and Marketing, joined Andrew in 2004. He joined Andrew from Commworks, a 3Com company, where he was vice president of worldwide sales. He has over 20 years of experience in selling systems, products and services in the wireless, wireline, voice applications and packet infrastructure markets. He graduated with a Bachelor of Science from the University of Illinois at Chicago.

CARLETON M. (MICKEY) MILLER, 43, executive vice president and group president, Wireless Network Solutions, joined Andrew in June 2004. Prior to his current role, he served as president, Base Station Subsystems Group. He came to Andrew from Tyco, where he was vice president of Tyco Electronics Power Systems. Prior to joining Tyco, he was vice president of telecom sales for Alpha Technologies, vice president of OEM sales for General Signal Best Power Division, and held various leadership positions at AT&T Microelectronics. He holds an Master of Business Administration in finance and marketing from Rockhurst College, studied finance at the London Business School, and holds a Bachelor of Science in industrial engineering from the University of Missouri.

MARK A. OLSON, 48, vice president, corporate controller and chief accounting officer, joined Andrew in 1993 as group controller. He was named corporate controller in 1998, vice president and corporate controller in 2000 and chief accounting officer in 2003. Prior to joining the company, he was employed by Nortel and Johnson & Johnson. He received a Bachelor of Arts in accounting and Spanish from Lewis University and a Master of Business Administration from DePaul University. He is a CPA and a member of the AICPA and the Illinois CPA Society.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Andrew’s common stock is traded on the NASDAQ Global Select Market under the symbol ANDW. As of the close of business on December 7, 2006, Andrew had 3,716 holders of common stock of record.

Information concerning the company’s stock price during fiscal 2006 and 2005 is included in Note 13, Selected Quarterly Financial Information (Unaudited), of the Notes to Consolidated Financial Statements. All prices represent high and low daily closing prices as reported by NASDAQ.

It is the present practice of Andrew’s Board of Directors to retain earnings in the business to finance the company’s operations and investments, and the company does not anticipate payment of cash dividends on common stock in the foreseeable future.

Since fiscal 1997, the company’s Board of Directors has authorized the company to repurchase up to 30.0 million common shares. As of September 30, 2006 the company had repurchased approximately 22.6 million shares. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. Included in the 22.6 million shares repurchased are 4.0 million shares repurchased in the first and fourth quarters of fiscal 2006 for $39.4 million. No shares were repurchased during the second or third quarters of fiscal 2006.

The table below lists the company’s repurchases of shares of common stock during fiscal 2006:

Fiscal Year 2006	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
November 1 to November 30	525,000	$10.61	525,000	10,864,568
December 1 to December 31	1,075,000	$11.19	1,075,000	9,789,568
August 1 to August 31	1,900,000	$9.01	1,900,000	7,889,568
September 1 to September 30	500,000	$9.46	500,000	7,389,568

Total	4,000,000		4,000,000

Item 6.  Selected Financial Data

Andrew Corporation

Five-Year Financial Highlights Summary

(in thousands, except per share data)

	2006	2005	2004[1]	2003[1,2]	2002[2]
Sales	$2,146,093	$1,961,234	$1,828,362	$1,011,741	$864,801
Gross profit	473,379	436,788	443,275	272,262	237,708
Income from continuing operations before income taxes[4]	69,108	63,179	42,302	20,633	13,070[3]
Income (loss) from continuing operations	(34,290)[9]	38,858	28,897	17,041	10,492[3]

Net income (loss)	(34,290)[9]	38,858	28,897	13,857	(26,379)[3]
Preferred stock dividends	—	232	707	6,459	—
Net income (loss) available to common shareholders	(34,290)	38,626	28,190	7,398	(26,379)[3]
Basic and diluted income (loss) from continuing operations per share	$(0.22)	$0.24	$0.18	$0.10	$0.12 [3]
Basic and diluted loss from discontinued operations per share	$—	$—	$—	$(0.03)	$(0.42)[3]
Basic and diluted net income (loss) per share	$(0.22)	$0.24	$0.18	$0.07	$(0.30)[3]

Current assets	$1,153,021	$1,076,940	$992,888	$894,389	$477,183
Goodwill and intangible assets, less amortization	929,871	918,836	928,871	910,529[5]	443,639[5]
Total assets	2,408,921	2,313,679	2,239,715	2,074,235	1,123,666
Current liabilities	567,886	438,268	383,360	276,623	236,570
Long-term obligations	333,760	324,859	339,232	375,305[6]	41,852
Total equity	$1,507,275	$1,550,552	$1,517,123[8]	$1,422,307[7,8]	$845,244[7]

1.	The results for fiscal 2003 and subsequent years include the July 2003 acquisition of Allen Telecom, which also resulted in the increase in sales in fiscal 2004.
2.	The results for fiscal 2002 and subsequent years include the June 2002 acquisition of Celiant, which also resulted in the increase in sales in fiscal 2003.
3.	In fiscal 2002 the company recognized restructuring charges of $36.0 million pre-tax and $25.2 million after-tax. Also included in fiscal 2002 is an after-tax loss on the disposal of discontinued operations of $26.4 million.
4.	Pre-tax amortization expense of intangible assets included in fiscal 2006, 2005, 2004, 2003 and 2002 was $19.0 million, $22.1 million, $37.6 million, $19.0 million, and $5.1 million respectively.
5.	The increase in goodwill and intangible assets in fiscal 2002 was primarily due to the Celiant acquisition and the increase in fiscal 2003 was primarily due to the Allen Telecom acquisition.
6.	Long-term obligations increased in fiscal 2003 primarily due to the company issuing $240.0 million of convertible subordinated notes.
7.	The fiscal 2002 increase in equity was primarily due to 16.3 million shares of common stock issued in the Celiant acquisition. The fiscal 2003 increase in equity was primarily due to 55.2 million shares of common stock issued in the Allen Telecom acquisition.
8.	Total equity includes redeemable convertible preferred stock of $9.2 million in fiscal 2003 and $6.0 million fiscal 2004.
9.	Includes a non-cash valuation allowance for deferred tax assets of $83.4 million, a gain on the sale of land for the Orland Park, Illinois facility of $9.0 million, merger costs of $13.5 million and a pension termination gain of $14.2 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. (Risk Factors) in this annual report on form 10K.

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

In fiscal 2006, we completed a number of acquisitions. We acquired Skyware Radio Systems GmbH, a German manufacturer of electronic products for broadband satellite communications networks and Precision Antennas Ltd., a Stratford, England-based designer and manufacturer of microwave antennas for use in carrying point-to-point radio signals, primarily for cellular network backhaul. We also acquired CellSite Industries (CSI), a provider of wireless equipment repair services. We believe the acquisition of CSI provides us with a lower cost platform for warranty and repair services.

On May 30, 2006, Andrew entered into a definitive merger agreement with ADC Telecommunications, Inc. for an all-stock merger transaction. On August 9, 2006, Andrew and ADC mutually agreed to terminate the merger agreement. To effect the mutual termination, we agreed to pay ADC $10 million.

Results of Operation

Sales for fiscal 2006 were $2.146 billion, an increase of 9%, or $185 million, from fiscal 2005. The sales increase resulted from higher sales in Antenna and Cable Products and Base Station Subsystems offset by an expected sales decline in Network Solutions. Sales in fiscal 2005 were $1.961 billion, an increase of 7%, or $133 million, compared to fiscal 2004 due primarily to strong growth in wireless infrastructure sales. Wireless infrastructure capital investment continued to grow across all major geographic regions worldwide in both fiscal 2006 and 2005. The fundamental sources of wireless infrastructure and network growth include increased minutes of usage, increased use of data applications, and the global growth of wireless subscribers.

The top 25 customers accounted for 69% of sales in fiscal 2006, 2005 and 2004. In fiscal 2006 and 2005, major OEMs accounted for 39% of sales. No single customer accounted for more than 10% of sales in fiscal 2006. In fiscal 2005, Cingular Wireless accounted for 11% of total sales. In fiscal 2004, large sales increases in Base Station Subsytems, Network Solutions and Wireless Innovations were primarily attributable to the Allen Telecom acquisition.

Gross profit margins decreased slightly from 22.3% in fiscal 2005 to 22.1% in fiscal 2006 due primarily to higher commodity costs, especially copper, and the expected decrease in Network Solutions margin contribution resulting from the completion of U.S. E-911 upgrade installations. Gross profit margin decreased from 24.2% in fiscal 2004 to 22.3% in fiscal 2005 primarily due to higher commodity costs and higher warranty costs.

Operating expenses were $390 million in fiscal 2006, or 18.2% of sales, compared with $359 million in fiscal 2005, or 18.3% of sales. Operating expenses increased $30.8 million compared to fiscal 2005 due primarily to higher sales and administrative costs, which increased from 11.4% of sales in fiscal 2005 to 11.9% of sales in fiscal 2006. Research and development expenses increased $5.1 million in fiscal 2006 versus fiscal 2005, but decreased as a percentage of sales from 5.5% in fiscal 2005 to 5.3% in fiscal 2006. Andrew believes it will be able to lower operating costs as a percentage of sales by continuing to leverage its global operations and shared services operating model. In fiscal 2006, income tax expense increased $79 million from the prior year primarily as the result of recording a valuation allowance on its U.S. deferred tax assets. The fiscal 2006 diluted loss per share was $0.22, compared to earnings per share of $0.24 in fiscal 2005 and $0.18 in fiscal 2004, primarily due to recognition of the U.S. deferred tax valuation allowance.

During fiscal 2006, Andrew’s product groups and internal reporting structure and management were aligned in five operating segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. These five product groups (Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications) were managed as separate reportable segments. Additional detailed descriptions of the operating segments are included in Item 1, Business. Sales for Andrew’s five operating segments for the last three fiscal years were as follows:

Dollars in millions	2006	% change	2005	% change	2004	% change
Antenna and Cable Products	$1,248	19%	$1,050	28%	$823	36%
Base Station Subsystems	505	13%	446	(10%)	498	109%
Network Solutions	91	(42%)	157	(10%)	175	327%
Wireless Innovations	180	7%	168	37%	123	193%
Satellite Communications	122	(13%)	140	(33%)	209	146%
Total Sales	$2,146	9%	$1,961	7%	$1,828	81%

Sales by Segment

Antenna and Cable Products’ sales were $1,248 million, in fiscal 2006, an increase of 19% from fiscal 2005, due to growth in all geographic markets. The largest growth areas, in terms of sales dollars contributed, were the Europe, Middle East and Africa (EMEA) region followed by Asia-Pacific and North American regions. The largest product line sales increases were in the coaxial cable and microwave antenna product lines. The increase in EMEA sales was also the result of Andrew’s acquisition of Precision Antenna, Ltd. in April of fiscal 2006, which contributed $39.4 million of revenues in fiscal 2006. In fiscal 2005, Antenna and Cable Products sales increased 28% due to strong global growth of wireless infrastructure investment and the impact of the ATC Tower Services acquisition, which allowed Andrew to enhance its services offerings and created an additional sales channel for Andrew’s products.

Base Station Subsystems’ sales were $505 million in fiscal 2006, an increase of 13% from fiscal 2005, primarily due to higher filter and power amplifier sales in North America, which was offset by decreased sales in EMEA. Base Station Subsystem sales of $446 million in fiscal 2005 were down 10% versus fiscal 2004 primarily due to lower power amplifier sales as a result of a decline in global CDMA network upgrades and expansion. This decline was partially offset by an increase in the company’s OEM customer base and new product offerings, including tower-mounted amplifiers and multi-carrier power amplifiers.

Network Solutions’ sales decreased $67 million in fiscal 2006, or 42%, versus fiscal 2005 due primarily to the continued anticipated decline in North American geolocation installations. Continuing a trend from fiscal 2005, in fiscal 2006, major U.S. service providers completed their E-911 equipment upgrades that were mandated by the U.S. government. As such, geolocation equipment revenues continue to decline. Network Solutions sales were $157 million in fiscal 2005, down 10% from fiscal 2004 also due to the anticipated reduction of geolocation hardware installations. The company anticipates that sales of geolocation products will now stabilize, at a lower annual revenue rate, as a result of ongoing maintenance and support, Tier II and Tier III operators and international opportunities.

Wireless Innovations’ sales were $180 million in fiscal 2006, up 7% from fiscal 2005, due to increased RADIAX® sales and repeater product sales primarily in North America and EMEA, both of which have experienced increased demand for greater wireless communication coverage in densely populated urban areas. Wireless Innovations sales were $168 million in fiscal 2005, up 37% from fiscal 2004, due to increased demand for products that provide greater coverage in urban areas. Andrew anticipates that demand for universal coverage combined with new 3G applications will continue to generate growth in Wireless Innovation sales.

Satellite Communications’ sales were $122 million in fiscal 2006, a decrease of 13% compared to fiscal 2005. Sales gains in earth station electronics and very small aperture antennas were offset by sales decreases in consumer broadband, earth station antenna and mobile antenna products. The earth station electronics increase in sales is the result of the February 2006 acquisition of Skyware Electronics. The decrease in mobile antenna products is the result of Andrew exiting that business in fiscal 2005. Satellite Communications sales decreased 33% in fiscal 2005 as a result of lower sales to the consumer satellite market.

Sales by Major Geographic Region

Dollars in millions	2006	% change	2005	% change	2004	% change
Americas	$1,140	6%	$1,077	4%	$1,033	89%
Europe, Middle East, Africa (EMEA)	$681	8%	631	17%	541	95%
Asia Pacific	$325	28%	253	0%	254	36%
Total Sales	$2,146	9%	$1,961	7%	$1,828	81%

Sales in the Americas increased 6% in fiscal 2006 compared to fiscal 2005 due to strong growth in antenna and cable products, power amplifiers and filter sales which were offset by sales decreases in geolocation equipment and satellite products. Sales in the Americas were up 4% in fiscal 2005 compared to fiscal 2004 due to modest growth in wireless infrastructure sales and Andrew’s newly acquired construction services business. Partially offsetting this growth was a significant decline in consumer broadband satellite sales and a decline in geolocation sales.

EMEA sales increased 8% in fiscal 2006 compared to fiscal 2005 due to strong Antenna and Cable Group sales, primarily resulting from the acquisition of Precision Antenna, Ltd., offset by lower Base Station Subsystems Group sales. EMEA sales increased 17% in fiscal 2005 compared to fiscal 2004 due to strong wireless infrastructure sales. In fiscal 2005, Andrew experienced good growth in the emerging markets of Russia and other eastern European countries.

Asia Pacific sales increased 28% in fiscal 2006 compared to fiscal 2005 due to increased Antenna and Cable Group sales, primarily in India, Indonesia and China. Asia Pacific sales were flat in fiscal 2005 versus 2004 due to a decline in sales in China, partially offset by continued growth in India. With the anticipated issuance of 3G licenses in fiscal 2006, Chinese operators slowed their investment in wireless infrastructure in fiscal 2005. In fiscal 2005, the Asia Pacific region, excluding China, grew 56% from fiscal 2004, due primarily to network expansion in India and Taiwan. Andrew has experienced three consecutive years of solid growth in India and believe this emerging market will continue to grow in the future. In fiscal 2004, sales increases were primarily attributable to the Allen Telecom acquisition.

Gross Profit

Gross profit as a percentage of sales was 22.1% in fiscal 2006, 22.3% in fiscal 2005, and 24.2% in fiscal 2004. Two of the more significant factors driving this margin decrease since fiscal 2004 were Andrew’s changing product mix and increased commodity costs. Over the last three years, Andrew’s gross profit percentages have changed as Andrew’s product offering has evolved from primarily passive components to complete system solutions, including more active electronic components. Additionally, higher margin geolocation sales have decreased over the past three years as U.S. service providers have implemented and completed E-911 upgrade installations. Other major factors that have contributed to this decline are continued price pressure, higher commodity prices and higher warranty costs associated with the increase in active component sales. In the last three years, Andrew has experienced significant variability in new lower-margin products and services, such as consumer satellite products and construction services, which have put downward pressure on gross profit margin percentages. Despite significant improvements from new manufacturing facilities and other cost improvements, the gross profit margin decreased to 22.1% in fiscal 2006 primarily due to higher commodity costs, principally copper, and lower geolocation sales. In fiscal 2006, Andrew used approximately 70 million pounds of copper. Andrew’s average cost per pound of copper increased by approximately $0.45 throughout fiscal 2006, resulting in an increase in cost of products sold of approximately $32 million or 1.5% of sales. In addition, in fiscal 2005, product recall costs associated with one of the company’s Base Station Subsystem products resulted in a charge of $17 million or 0.8% of sales.

Gross Profit By Segment

Gross profit margins vary across Andrew’s operating segments. Generally, Network Solutions’ and Wireless Innovations’ gross profit margin percentages are above the corporate average.

Network Solutions’ gross margin decreased by 680 basis points in fiscal 2006 versus 2005. Combined with lower fiscal 2006 revenues, Network Solution’s fiscal 2006 gross profit dollar contribution decreased 51% or $45.1 million versus fiscal 2005. The company anticipates that sales of Network Solution’s geolocation products will now stabilize at lower annual revenues, which will result from ongoing maintenance and support, Tier II and Tier III operators, and international opportunities.

Wireless Innovations’ gross margin increased in fiscal 2006 by 160 basis points versus fiscal 2005, primarily due to higher sales of higher-margin RADIAX® cable and repeater products.

The Antenna and Cable Products’ margin is consistent with the corporate average rate of 22.0%, but has declined slightly by 10 basis points versus fiscal 2005, due to higher raw material costs, changes in product mix and competitive price pressure. Andrew uses commodities such as copper and petrochemicals in the manufacture of its cable products. The most significant of these commodities is copper and the price of copper increased by 124% over the eighteen month period ending September 30, 2006. The company took steps to mitigate the impact of rising copper prices by implementing a copper surcharge and price increase program in fiscal 2006 with all customers in all markets. Implementation of this copper surcharge and price increase program enabled the company to partially mitigate the large increase in the cost of copper and help stabilize gross margins. Additionally, the company buys copper on a forward purchase contract basis. At the start of fiscal 2007, Andrew had approximately 34% of its forecasted copper requirements for fiscal 2007 under contract at an average price of $2.42 per pound compared to the market price of approximately $3.45 per pound at the end of September 2006. Additionally, the company’s cable sales in international markets, as a percentage of total sales, increased in both fiscal 2006 and fiscal 2005. This has negatively impacted the company’s overall gross margins as certain international wireless operators generally use smaller-diameter, lower margin cable in their networks. The acquisition of ATC Tower Services in the first quarter of fiscal 2005 also adversely impacted this segment’s gross margin rate. The company has also experienced increased pricing pressures from competitors, as well as general pricing pressure from its customers as part of their cost reduction efforts.

The Base Station Subsystems product group is comprised of active components such as filters and power amplifiers that carry a lower gross margin than the overall corporate average. Base Station Subsystems’ product margins increased in fiscal 2006 primarily due to decreased warranty and product recall costs. Additionally, over the past two years, the company has been transitioning considerable filter production to its China facility and, in fiscal 2006, the company experienced positive results from this transition. The company expects to see additional cost savings in the future as a result of outsourcing remaining North American and European filter production to Elcoteq in late fiscal 2006.

Satellite Communications is the company’s lowest gross profit margin segment. In fiscal 2006, margins in this segment decreased 560 basis points versus fiscal 2005, primarily due to higher per-unit manufacturing costs of its DTH satellite products, additional costs related to a long-term customer contract and transition costs related to Andrew’s acquisition of Skyware.

Research and development expenses were 5.3% of sales in fiscal 2006, 5.5% of sales in fiscal 2005 and 6.0% of sales in fiscal 2004. While research and development expenses decreased as a percentage of sales, they increased $5.1 million in fiscal 2006, or 4.8% from fiscal 2005. The majority of the company’s research and development spending over the last three years has been focused on its active electronic components, especially amplifiers, filters and repeaters and related products. Andrew has continued to invest heavily in the development of new products and more integrated product offerings.

Sales and administrative expenses as a percentage of sales were 11.9% in fiscal 2006, 11.4% in fiscal 2005 and 11.9% in fiscal 2004. In fiscal 2006, sales and administrative costs increased $32.4 million, or 14.5%, from fiscal 2005. Factors causing this increase were higher sales expenses to support sales growth in emerging markets and the growing direct-to-carrier sales channels, higher administrative costs of recent acquisitions that have not been fully integrated, and $4.3 million of incremental stock option expense. In fiscal 2005, sales and administrative costs increased 2.4% from fiscal 2004 due to higher Sarbanes-Oxley compliance costs, global IT system implementations and higher legal costs.

In fiscal 2006, Andrew adopted SFAS No. 123(R), Share-Based Payments, which requires Andrew to record compensation expense for stock options issued to employees. Prior to fiscal 2006, Andrew accounted for stock options granted to employees under the intrinsic value method of APB No. 25, where no compensation expense was recognized. Andrew has elected to use the modified prospective transition method where compensation expense is recorded prospectively. The adoption of SFAS No. 123(R) resulted in sales and administrative expense for stock options of $4.3 million in fiscal 2006 compared to no stock option expense being recorded in fiscal 2005 and fiscal 2004. Andrew has shifted its stock-based compensation policy from primarily stock option-based awards to restricted stock unit (RSU) awards. At September 30, 2006, Andrew had unrecognized compensation expense of $5.3 million for unvested stock options and $8.9 million for unvested RSUs. With the adoption of SFAS No. 123(R), the company made certain adjustments to the assumptions used to value stock options. For additional information, see Note 11, Stock-Based Compensation, of the Notes to Consolidated Financial Statements.

Intangible amortization was $19.0 million in fiscal 2006, $22.1 million in fiscal 2005 and $37.6 million in fiscal 2004. Intangible amortization is primarily due to identifiable intangible assets acquired in the Allen Telecom and Celiant acquisitions. The decrease in intangible amortization in fiscal 2006 and fiscal 2005 was due to the full amortization of certain intangible assets acquired in these acquisitions. Excluding any new acquisitions, Andrew expects that intangible amortization will decrease to approximately $15.0 million in fiscal 2007 as more intangible assets become fully amortized.

Restructuring expenses were $7.7 million in fiscal 2006, $5.3 million in fiscal 2005, and $11.1 million in fiscal 2004. These costs are primarily severance and other costs associated with integrating Andrew’s acquisitions, streamlining operations, and other cost-cutting initiatives. In the fourth quarter of fiscal 2006, as part of a plan to reorganize the company’s management and operating groups in fiscal 2007, Andrew incurred $2.0 million of severance costs.

Merger costs were $13.5 million in fiscal 2006 due to a $10 million fee to terminate Andrew’s proposed merger with ADC Telecommunications, Inc. (ADC) and other legal and professional costs related to the merger agreement. On May 30, 2006, Andrew entered into a definitive merger agreement with ADC for an all-stock merger. Under the terms of this merger agreement, Andrew would have become a wholly-owned subsidiary of ADC. On August 9, 2006 Andrew and ADC mutually agreed to terminate the merger agreement. To effect the mutual termination, Andrew agreed to pay ADC $10 million and will be obligated to pay an additional fee of $65 million under certain circumstances if the company consummates a business combination before August 9, 2007.

Pension termination gain was $14.2 million in fiscal 2006 as a result of eliminating pension obligations due to the termination of the frozen Allen Telecom defined benefit plan. In fiscal 2005, the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company fully funded and terminated the plan during fiscal 2006 when the company purchased a non-participating group annuity contract from John Hancock Life Insurance Company for all participants of the Allen Telecom plan. The company made additional contributions of $9.5 million to fully fund the plan.

Asset impairment of $3.9 million in fiscal 2006 is the result of a charge to earnings for impaired software costs that were capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The impairment charge is for a product that the company no longer emphasizes and for which the future undiscounted cash flows no longer support the value of the asset.

(Gain) loss on the sale of assets was a gain of $8.0 million in fiscal 2006, a loss of $1.2 million in fiscal 2005 and a loss of $10.2 million in fiscal 2004. The gain in fiscal 2006 was primarily the result of the $9.0 million gain on the sale of a portion of land at the company’s Orland Park, Illinois facility. The company plans to complete the sale of the remaining portion of its Orland Park, Illinois facility and land in fiscal 2007 when the company’s new Joliet, Illinois manufacturing and administrative facility has been completed. In fiscal 2005, Andrew recorded a loss of $1.2 million from the sale and disposition of certain manufacturing assets. In fiscal 2004, the company recognized a loss on the disposal of assets of $10.2 million, primarily due to the sale of two product lines. The company sold selected assets from its broadcast manufacturing operations and wrote down selected assets of its mobile antenna product line to fair value, which were subsequently sold in October 2004. See Note 3, Sale of Assets, in the Notes to Consolidated Financial Statements.

Operating Income was $83 million in fiscal 2006, $78 million in fiscal 2005, and $57 million in fiscal 2004. Andrew’s management uses operating income as its internal measurement of segment profit and loss. Operating income (loss) by operating segment for the last three years is as follows:

Dollars in millions	2006	2005	2004
Antenna and Cable Products	$194	$162	$146
Base Station Subsystems	(7)	(33)	(2)
Network Solutions	10	61	72
Wireless Innovations	35	31	17
Satellite Communications Group	(18)	(6)	(12)
Items not included in segments
Unallocated Sales and Administrative Costs	(121)	(114)	(117)
Intangible Amortization	(19)	(22)	(37)
Merger Costs	(13)	—	—
Pension Termination	14	—	—
Gain (loss) on Sale of Assets	8	(1)	(10)
Total Operating Income	$83	$78	$57

For purposes of internal management, Andrew does not allocate costs that benefit more than one operating segment. Costs such as finance, accounting, human resources, information systems, legal and executive management are not allocated to operating segments. The only sales and administrative expense that is allocated to operating segments is the cost of Andrew’s global sales force, which sells all of Andrew’s products.

Antenna and Cable Products’ operating income has increased over the last three years due to sales growth partially offset by declining gross profit margins.

Base Station Subsystems’ operating loss decreased in fiscal 2006 primarily due to increased direct-to-carrier revenues, lower warranty costs and higher margins resulting from the transition of substantial filter manufacturing operations to China. In fiscal 2005, Base Station Subsystem’s operating loss increased as a result of higher warranty costs, a decrease in filter margins and costs associated with moving filter production to China.

Network Solutions’ operating income decreased in fiscal 2006 as geolocation sales decreased as a result of the anticipated decline in North American geolocation installations. Continuing a trend from fiscal 2005, most U.S. service providers have substantially completed their E-911 equipment upgrades in fiscal 2006 that were mandated by the U.S. government.

Wireless Innovations’ operating income has continued to grow as this segment’s sales have increased over the last three years.

Satellite Communications’ losses increased in fiscal 2006 due to decreased sales and higher cost of sales due to higher per-unit manufacturing costs of DTH satellite products, additional costs related to a long-term customer contract and transition costs related to Andrew’s acquisition of Skyware. In fiscal 2005, Satellite Communication’s operating losses declined as sales of DTH products decreased.

Unallocated sales and administrative costs increased in fiscal 2006 due to higher administrative costs of recent acquisitions that have not been fully integrated and $4.3 million of incremental stock option expense. In fiscal 2005, unallocated sales and administrative costs decreased due to improved operating efficiencies which were partially offset by costs associated with global IT deployments and Sarbanes-Oxley compliance. Unallocated sales and administrative costs have increased in total, but have decreased as a percentage of sales from 6.2% in fiscal 2004 and 5.7% in fiscal 2005 to 5.6% of sales in fiscal 2006.

Other expenses primarily consist of interest expense, interest income and foreign exchange gains and losses. Other expenses were $14.2 million in fiscal 2006 and $14.3 in fiscal 2005 and fiscal 2004. Interest expense was $15.3 million in fiscal 2006 and $14.9 million in fiscal 2005 and fiscal 2004. The largest portion of the company’s interest expense was related to the $240 million of convertible notes issued in August 2003 and the long-term debt assumed from Allen Telecom. Interest income was $5.7 million in fiscal 2006, $5.0 million in fiscal 2005 and $3.1 million in fiscal 2004. Interest income in fiscal 2005 included $1.6 million of interest received from a favorable resolution of certain tax-related matters. Other expenses were $4.6 million in fiscal 2006, $4.5 million in fiscal 2005 and $2.4 million in fiscal 2004. The majority of other expenses were foreign exchange gains and losses. The foreign exchange losses in fiscal 2006, 2005 and 2004 were primarily due to movements in the Euro and Indian rupee against the U.S. dollar.

Income tax expense as a percentage of pre-tax income from continuing operations was 149.6% in fiscal 2006, 38.5% in fiscal 2005 and 31.7% in fiscal 2004. Income tax expense for fiscal 2006 included a $5.1 million benefit from the repatriation of foreign subsidiary earnings under the American Jobs Creation Act (AJCA) of 2004 and an $83.4 million charge to establish a full valuation allowance against the company’s net U.S. deferred tax assets. Excluding these items, income tax expense as a percentage of pre-tax income was 36.3% in fiscal 2006. The fiscal 2006 effective tax rate, excluding the above items, was higher than the statutory rate due to a favorable impact of foreign earnings taxed at lower statutory rates being offset by the establishment of valuation allowances for tax benefits associated with losses incurred in certain states and foreign jurisdictions, foreign withholding taxes and the taxation of dividends from foreign subsidiaries outside of the AJCA repatriation. The effective tax rate for fiscal 2005 was higher than the statutory rate due to an unfavorable geographic mix shift of earnings and the establishment of valuation allowances for tax benefits associated with state and foreign losses. The effective tax rate for fiscal 2004 was lower than the statutory rate due to the favorable impact of foreign earnings taxed at lower statutory rates.

The company expects the effective tax rate for fiscal 2007 to be in the range of 35-37%. This rate could be materially affected by the level of pretax income or loss generated in the U.S., the earnings mix in foreign countries where the statutory rates are higher or lower than the federal statutory rate, or by changes in tax laws. The company is subject to examination of its tax filings by the Internal Revenue Service and other taxing authorities. The company regularly reviews and assesses the potential outcome of these examinations to determine the adequacy of its tax provisions.

Net income (loss) available to common shareholders includes preferred stock dividends of $0.2 million in fiscal 2005 and $0.7 million in fiscal 2004. As part of the Allen Telecom acquisition, the company issued shares of convertible preferred stock, issuing one share for each share of Allen Telecom convertible preferred stock. In fiscal 2005, the company converted all remaining convertible preferred shares into Andrew common shares. In fiscal 2004, the company paid preferred stock dividends of $0.7 million, comprised of a regular quarterly dividend of $0.5 million and conversion premium payments of $0.2 million to induce conversion of 63,306 shares of preferred stock into 729,663 shares of Andrew’s common stock.

Liquidity and Capital Resources

In fiscal 2006, Andrew maintained its strong balance sheet and had cash flow from operations of $91.8 million. Cash and cash equivalents were $169.6 million at September 30, 2006, a decrease of $19.2 million from September 30, 2005. Working capital was $585 million at September 30, 2006, compared to $639 million at September 30, 2005. Management believes that Andrew’s working capital position, ability to generate cash flow from operations, and ability to borrow under its revolving credit agreement will allow Andrew to meet its normal operating cash flow needs for the foreseeable future.

In fiscal 2005, Andrew entered into a new $250 million revolving credit agreement with a group of lenders that expires in September 2010 (discussed further in Note 6 of the Notes to Consolidated Financial Statements). Under the terms of this facility, Andrew is subject to various quarterly covenant requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that Andrew can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. As of September 30, 2006, Andrew was in compliance with all of these requirements and had the ability to utilize the entire $250 million of the credit facility.

In fiscal 2004, the company filed a universal S-3 shelf registration that allows the company to publicly issue up to $750 million of debt or equity. This shelf registration gives the company the flexibility to take advantage of strategic initiatives and other favorable long-term opportunities to enhance liquidity.

Cash flows.    The following table sets forth certain information from Andrew’s consolidated statements of cash flows:

Dollars in thousands	2006	2005	2004
Net income (loss)	$(34,290)	$38,858	$28,897

Non-cash charges for depreciation, amortization, asset sale losses, pension termination gain, stock-based compensation and deferred income taxes	138,592	93,395	109,636
Restructuring costs	(2,025)	(6,455)	(13,205)
Change in operating assets and liabilities	(10,491)	(36,422)	(79,294)
Net cash from operations	91,786	89,376	46,034

Net cash used for investing activities	(93,862)	(75,804)	(128,661)
Net cash used for financing activities	(18,811)	(15,149)	(21,685)
Effect of exchange rates on cash	1,716	1,309	7,091
Decrease in Cash for the Period	$(19,171)	$(268)	$(97,221)

Net cash from operations was $91.8 million in fiscal 2006, $89.4 million in fiscal 2005 and $46.0 million in fiscal 2004. In fiscal 2006, the company’s net cash from operations was relatively flat compared to fiscal 2005 as increased sales and operating income was offset by higher inventory and accounts receivable amounts in EMEA and Asia-Pacific to support Andrew’s growing business in those geographic markets. In fiscal 2005, improved working capital management resulted in increased cash flow from operations.

In fiscal 2006, cash flow from operations was the result of a net loss of $34.3 million, $79.2 million of non-cash charges for depreciation and amortization, a gain on the sale of assets of $9.5 million, a $14.2 million non-cash gain on the termination of the Allen Telecom pension plan, a net $73.7 million non-cash charge for deferred income taxes, cash restructuring costs of $2.0 million, and a net change in operating assets and liabilities that resulted in a $10.5 million decrease in cash flow. Increased sales and days sales outstanding (DSO) resulted in an increase in accounts receivable, reducing cash flow by $63.8 million. DSO was 80 days at September 30, 2006, an increase from 76 days at September 30, 2005 and September 30, 2004. Fluctuations in DSOs are primarily the result of the mix of international sales, which generally carry longer payment terms than U.S. sales. To support increased sales levels, the company increased inventory resulting in a $22.7 million decrease in cash flow, however, inventory turns increased from 4.6x at September 30, 2005 to 4.8x at September 30, 2006. Higher accounts payable and other liabilities increased cash flow by $56.7 million.

In fiscal 2005, cash flow from operations was the result of net income of $38.9 million, $84.0 million of non-cash charges for depreciation and amortization, a non-cash loss on the sale of assets of $1.2 million, a $5.7 million non-cash charge for deferred income taxes, cash restructuring costs of $6.5 million, and a net change in operating assets and liabilities that resulted in a $36.4 million decrease in cash flow. To meet increased sales levels, the company increased inventory resulting in a $5.8 million decrease in cash flow. Higher accounts payable and other liabilities increased cash flow by $45.7 million.

In fiscal 2004, cash flow from operations was the result of net income of $28.9 million, $102.7 million of non-cash charges for depreciation and amortization, a non-cash loss on the sale of assets of $10.2 million, a $4.4 million non-cash charge for deferred income taxes, cash restructuring costs of $13.2 million and a net change in operating assets and liabilities that resulted in an $79.3 million decrease in cash flow. Increased sales resulted in an increase in accounts receivable, reducing cash flow by $63.9 million. In fiscal 2004, the company increased inventory levels to meet increased demand, resulting in an $84.2 million decrease in cash flow. The increase in inventory resulted in higher accounts payable balances, which increased cash flow by $80.0 million.

Recent legislation enacted in the U.K. and guidance from the new Pensions Regulator is expected to have the effect of accelerating the rate of funding required for U.K. defined benefit pension plans. This legislation has had no effect on contributions paid to the Plan in fiscal 2006. The company is analyzing the potential impact for fiscal 2007.

Net cash used for investing activities was $93.9 million in fiscal 2006, $75.8 million in fiscal 2005 and $128.7 million in fiscal 2004. Andrew spent $71.0 million on capital expenditures in fiscal 2006, compared to $66.4 million in fiscal 2005 and $71.9 million in fiscal 2004.

In fiscal 2006, the company spent $44.7 on the acquisition of businesses. In February 2006, Andrew acquired Skyware Radio Systems GmbH, a designer and manufacturer of satellite earth station electronics, of Krefeld, Germany for $9.5 million. In April 2006, Precision Antenna, Ltd., a Stratford, England-based provider of antennas for terrestrial and satellite communications systems, was acquired for $28.4 million. Also in April 2006, Andrew acquired CellSite Industries, a Milpitas, California provider of base station electronic equipment repair services, for $6.4 million.

In fiscal 2005, Andrew spent $23.3 million on acquisitions. In the first quarter of fiscal 2005, the company acquired certain assets of ATC Tower Services, Inc., a provider of site installation services in North America, for $6.2 million in cash and the assumption of $2.2 million in capital leases. In the second quarter of fiscal 2005, the company acquired Xenicom Ltd., a United Kingdom-based provider of software solutions that help wireless operators plan, launch and manage wireless networks for $11.3 million. In the fourth quarter of fiscal 2005, the company expanded its market-leading Geometrix™ mobile location system product line with the acquisition of certain assets of Nortel’s mobile location business for $4.2 million. Also in fiscal 2005, the company acquired the remaining 20% interest in a Czech Republic subsidiary that was acquired in the Allen Telecom acquisition for $1.3 million. Finally, the company paid $0.6 million for a Yantai Fine Cable earn-out payment. In fiscal 2004, the company spent $23.2 million on two acquisitions, acquiring selected assets of Channel Master LLC and Yantai Fine Cable.

The company paid $1.0 million in fiscal 2006, $2.0 million in fiscal 2005 and $32.0 million in fiscal 2004 to settle patent infringement litigation with True Position Inc. as part of litigation brought against Allen Telecom prior to the acquisition by the company. The total cost of this settlement was $43 million, which included cash payments of $35 million and one million warrants that allow the purchase of one million shares of the company’s common stock for $17.70 a share. This settlement was accounted for as an increase in liabilities assumed from Allen Telecom.

In fiscal 2004, the company invested $9.2 million in two strategic investments in the form of convertible interest-bearing notes that allow the company to convert these notes into an equity interest in these companies. The company invested in Andes Industries, a distributor and manufacturer of broadband cable network equipment. The company also made an investment in Cambridge Positioning Systems Ltd., a mobile location technology developer. In fiscal 2006, the company invested an additional $1.7 million, in the form of interest bearing notes, in Cambridge Positioning Systems Ltd.

Proceeds from the sale of businesses and investments were $9.5 million in fiscal 2005 and $3.0 million in fiscal 2004. In fiscal 2005, the company received net cash proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL Inc. In fiscal 2004, the company received $3.0 million in cash from the sale of selected assets of its broadcast antenna business to Electronic Research Inc. (ERI).

Proceeds from the sale of property, plant, and equipment were $24.6 million in fiscal 2006, $6.4 million in fiscal 2005 and $4.7 million in fiscal 2004. In fiscal 2006, the company sold a portion of land at the company’s Orland Park, Illinois facility for $9.1 million, net of transaction costs, and sold certain filter manufacturing assets and inventory to Elcoteq for $10.6 million. The most significant transactions in fiscal 2005 were the sale of a facility in Reynosa, Mexico acquired from Allen Telecom, the sale of unimproved land in Suzhou, China and the sale of a facility in Livonia, Michigan that was acquired from Allen Telecom. The $4.7 million received in fiscal 2004 related primarily to the sale of the company’s Australian manufacturing facility.

In November 2006, the company announced the acquisition of EMS Wireless, a Norcross, Georgia,-based division of EMS Technologies, Inc. Under the agreement, Andrew paid $50.5 million in cash for EMS Wireless, a major designer and manufacturer of base station antennas and repeaters for cellular networks in North America.

Net cash used for financing activities was $18.8 million in fiscal 2006, $15.1 million in fiscal 2005 and $21.7 million in fiscal 2004. The company made payments on its long-term debt of $8.6 million, $14.8 million, and $23.1 million in fiscal years 2006, 2005 and 2004, respectively. Andrew periodically borrows under its various credit agreements to meet its short-term cash needs. Net borrowings under these credit agreements were $25.9 million in fiscal 2006, $16.3 million in fiscal 2005, and repayments of $0.3 million in fiscal 2004. As of September 30, 2006, the company is scheduled to make payments for maturing debt obligations of $10.5 million in fiscal 2007 and $19.0 million in fiscal 2008. On November 28, 2006, the company notified holders of the 6.65% senior notes and the 6.74% senior notes of its intention to redeem the notes as of December 29, 2006. See Note 6, Financing, in the Notes to the Consolidated Financial Statements.

Payments for preferred stock dividends and conversion premium payments were $0.2 million in fiscal 2005 and $0.7 million in fiscal 2004. Payments to acquire treasury shares were $39.4 million for 4.0 million shares in fiscal 2006, $18.1 million for 1.6 million shares in fiscal 2005 and $2.5 million for 0.2 million shares in fiscal 2004. The company receives cash from the sale of stock under employee and director option plans. Under these plans, the company received $3.3 million, $1.8 million and $3.3 million in fiscal 2006, 2005 and 2004, respectively.

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

Revenue recognition

During fiscal 2006, approximately 91% of the company’s total revenue was recognized when products were shipped and title passed, 3% based on Statement of Position (SOP) No. 97-2, Software Revenue Recognition, 2% based on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, 3% based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and 1% based on when services were performed.

Revenue for software products is recognized pursuant to the provisions of SOP No. 97-2, Software Revenue Recognition, and related interpretations. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Revenue for certain of the company’s products relates to multiple element contracts. The fair value of these revenue elements is based on negotiated contracts and stand-alone pricing for each element.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the company’s assessment of the collectibility of accounts receivable. Although management believes that the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically. If our estimates of the recoverability of amounts due to us are overstated, it could have an adverse impact on results of operations.

Inventories

Inventories are stated at the lower of cost or market. Inventory obsolescence reserves are maintained based on management’s estimates, historical experience and forecasted demand for the company’s products. A material change in these estimates could adversely impact gross profit.

Warranty Costs

The company offers warranties on most of its products. The specific terms and conditions of these warranties vary depending upon the products sold. The company accrues for warranty costs based on the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. The company regularly reviews these forecasts and makes adjustments as needed. In general over the past three years, the company’s warranty costs have increased as a percentage of sales as the company has been experiencing a higher rate of active electronic product sales. If the company were to experience an increase in warranty claims compared with the company’s historical experience, gross profit could be adversely affected.

Goodwill

The company performs an annual impairment test of goodwill on the first day of the company’s fiscal fourth quarter. In fiscal 2006, the company managed its business as five operating segments. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the company determined these operating segments were the company’s reporting units. The company tested each reporting unit for possible goodwill impairment by comparing each segment’s net book value to fair value. As each reporting unit’s fair value was greater than its net book value and no other impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the reporting units for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses as well as fair value on a comparable business basis. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. If actual results are different from the company’s forecasts, future tests may indicate an impairment of goodwill, which could result in non-cash charges, adversely affecting the company’s results of operations.

The company performed a sensitivity analysis on the fair value of its operating segments based on a one percentage point increase in discount rates, which were 13% to 14% in the annual impairment test. Based on this additional sensitivity analysis, step two testing in accordance with SFAS No. 142 was not required for any of the five operating segments. However, as a result of its relatively large amount of goodwill and its operating losses in fiscal 2004, 2005 and 2006, the Base Station Subsystem Group’s goodwill is at a higher risk of potential future impairment.

Income Taxes

The company’s balance sheet reflects significant deferred tax assets, primarily related to net operating losses and tax credits carried forward. To the extent management believes it is more likely than not that the company will not be able to utilize some or all of its deferred tax assets prior to their expiration, the company is required to establish valuation allowances against that portion of the deferred tax assets. The determination of required valuation allowances involves significant management judgments and is based upon the company’s best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. Changes in expectations could result in significant adjustments to the valuation allowances and material changes to the company’s provision for income taxes.

Valuation allowances have been established for the portion of deferred tax assets representing net U.S. deferred tax assets (including book and tax asset basis differences, federal and state loss carryforwards, and federal and state tax credit carryforwards) and certain foreign loss carryforwards and book and tax asset basis differences in jurisdictions where management feels future realization is sufficiently uncertain (see Note 8, Income Taxes, in the Notes to Consolidated Financial Statements). No valuation allowances have been established for the remaining net deferred tax assets in foreign jurisdictions, as management expects future taxable income based on a recent history of taxable income and the reversal of deferred tax liabilities will make the realization of such deferred tax assets more likely than not. The company currently anticipates that it will be required to earn taxable profits of approximately $34 million in various foreign jurisdictions in order to fully utilize its remaining net deferred tax assets. These deferred tax assets are primarily related to book and tax asset basis differences.

Restructuring

At September 30, 2006, the company had a restructuring reserve of $6.2 million for the integration of Allen Telecom, Channel Master and Skyware operations and for the completion of its fiscal 2002 restructuring plan. These accruals are based on the company’s best estimate of the costs associated with merger integration and restructuring plans, including employee termination costs, lease cancellations, and other costs. If actual costs of these activities differ significantly from these forecasts, results of operations could be impacted.

In the fourth quarter of fiscal 2006, as part of a plan to reorganize the company’s management and operating groups in fiscal 2007, the company incurred $2.0 million of severance costs. In September 2006, the company announced that it would outsource European and North American filter production in fiscal 2007 to Elcoteq. The severance and related cost of this plan will be approximately $8 million to $10 million, which will be paid and expensed in fiscal 2007.

Defined Benefit Plans

Some of the company’s employees are covered by defined benefit plans. Approximately 663 current and former employees of the company’s United Kingdom subsidiary, Andrew Ltd., participate in a defined benefit plan. The company also assumed a defined benefit plan from Allen Telecom (“Allen Telecom Plan”). In fiscal 2005, the company initiated the process of terminating the Allen Telecom Plan. The company fully funded and terminated this plan during fiscal 2006 when the company purchased a non-participating group annuity contract from John Hancock Life Insurance Company for all participants of the Allen Telecom Plan.

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

The discount rate enables management to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The company estimates that a one percentage point decrease in the assumed discount rate would have increased benefit expense in fiscal 2006 by $2.7 million. A one percentage point increase in the assumed discount rate would have decreased benefit expense in fiscal 2006 by $1.9 million.

To determine the expected return on plan assets, management considers the current and expected asset allocation, as well as historical returns on plan assets. A lower expected rate of return on pension plan assets would increase pension expense. A one percentage point increase or decrease in the expected return on pension plan assets would have decreased or increased pension expense in fiscal 2006 by $0.8 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. SFAS No. 158 will be effective for the company beginning in fiscal 2007. The company is evaluating the impact this Statement will have on the financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2006, we do not have material exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally is any contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) a retained or a contingent interest in transferred assets, (iii) any obligation under certain derivative instruments or (iv) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to a company, or engages in leasing, hedging, or research and development services within a company.

Aggregate Contractual Obligations and Commitments

As of September 30, 2006, expected future cash payments under contractual obligations and commitments and the estimated timeframe in which such obligations are expected to be fulfilled were as follows:

	Payments Due by Period
Dollars in millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$336	$20	$38	$19	$259
Operating leases (b)	92	21	35	22	14
Capital leases (b)	52	2	7	7	36
Purchase obligations (c)	360	182	178	—	—
Copper purchases (d)	54	54	—	—	—
Benefit plan obligations (e)	18	2	3	4	9
Total	$912	$281	$261	$52	$318

(a)

Long-term debt includes maturities and interest obligations. Included in the long-term debt obligations are $240.0 million of 3.25% convertible subordinated notes due fiscal 2013. The company may not redeem the notes prior to August 20, 2008, after which time it may redeem the notes at 100% of their principal amount plus accrued and unpaid interest, if any. Holders may require the company to repurchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest on August 15, 2008. Refer to Note 6, Financing, in the Notes to Consolidated Financial Statements for a discussion of the use and availability of debt and revolving credit agreements.

(b)	See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a further discussion of leases.
(c)	Purchase obligations of $360 million represent purchase orders or contracts for the purchase of inventory, as well as other goods and services, in the ordinary course of business, and exclude balances for purchases currently recognized as liabilities on the balance sheet.
(d)	In order to reduce exposure to copper price fluctuations, the company has entered into contracts with various suppliers to purchase approximately 34% of its forecasted copper requirements for fiscal 2007, which represents contracts to purchase 22.2 million pounds of copper for $53.7 million.
(e)	Benefit plan obligations of $18 million include estimated future contributions and benefit payments under the company’s defined benefit and post-retirement medical and life insurance plans, to the extent the plans are not sufficiently funded. See Note 5, Benefit Plans, in the Notes to Consolidated Financial Statements, for further discussion of the company’s benefit plan obligations.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Andrew is exposed to market risk from changes in interest rates, foreign exchange rates and commodities as follows:

Interest Rate Risk.    The company had $345.8 million in debt outstanding at September 30, 2006 in the form of debt agreements and capital lease obligations at both fixed and variable rates. The company is exposed to interest rate risk primarily through its variable rate debt, which totaled $48.1 million or 13.9% of the company’s total debt. A 100 basis point increase in interest rates would not have a material effect on the company’s financial position, results of operations or cash flows. Andrew currently does not use derivative instruments to manage its interest rate risk.

Foreign Currency Risk.    The company’s international operations represent a substantial portion of its overall operating results and asset base. In many cases, the company’s products are produced at manufacturing facilities in foreign countries to support sales in those markets. During fiscal 2006, sales of products exported from the United States or manufactured abroad were 57% of total sales. The company’s identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The company primarily manages its foreign currency risk by making use of naturally offsetting positions that include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuation. These instruments are not leveraged and are not held for trading or speculative purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period. The company estimates that a hypothetical 10% increase or decrease in all non-U.S. dollar currencies would have decreased or increased reported net loss by approximately $7.9 million in fiscal 2006.

Commodity Risk.    The company uses various metals in the production of its products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. As a result, the company is exposed to fluctuations in the price of copper. In order to reduce this exposure, the company has implemented surcharges and price increases on its coaxial cable products, and has entered into forward purchase contracts with various copper suppliers. As of September 30, 2006, the company entered into contracts to purchase approximately 34% of its forecasted copper requirements for fiscal 2007, which represents contracts to purchase 22.2 million pounds of copper for $53.7 million. The company estimates that a 10% change in the price of copper could increase or decrease the cost of the company’s forecasted fiscal 2007 copper purchases that are not under contract at September 30, 2006 by approximately $14.9 million. The company also uses certain petrochemicals for cable coatings, and a 10% change in the price of these petrochemicals would have an estimated $4.8 million impact on the company’s forecasted cost of products sold in fiscal 2007.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations

	Year Ended September 30
In thousands, except per share amounts	2006	2005	2004
Sales	$2,146,093	$1,961,234	$1,828,362
Cost of products sold	1,672,714	1,524,446	1,385,087
Gross Profit	473,379	436,788	443,275

Operating Expenses
Research and development	112,985	107,850	110,245
Sales and administrative	255,210	222,830	217,591
Merger costs	13,476	—	—
Pension termination gain	(14,228)	—	—
Intangible amortization	19,011	22,100	37,583
Restructuring	7,729	5,304	11,132
Asset impairment	3,874	—	—
(Gain) loss on sale of assets	(8,008)	1,202	10,164
	390,049	359,286	386,715

Operating Income	83,330	77,502	56,560

Other
Interest expense	15,345	14,912	14,868
Interest income	(5,720)	(5,040)	(3,052)
Other expense, net	4,597	4,451	2,442
	14,222	14,323	14,258
Income Before Income Taxes	69,108	63,179	42,302

Income taxes	103,398	24,321	13,405

Net Income (Loss)	(34,290)	38,858	28,897

Preferred Stock Dividends	—	232	707

Net Income (Loss) Available to Common Shareholders	$(34,290)	$38,626	$28,190

Basic and Diluted Net Income (Loss) per Share	$(0.22)	$0.24	$0.18

Average Basic Shares Outstanding	159,474	161,578	159,659
Average Diluted Shares Outstanding	159,474	161,953	160,258

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	September 30
Dollars in thousands	2006	2005
Assets
Current Assets
Cash and cash equivalents	$169,609	$188,780
Accounts receivable, less allowances (2006–$7,112; 2005–$8,939)	557,834	468,314
Inventory	388,296	353,402
Other current assets	37,282	66,444
Total Current Assets	1,153,021	1,076,940

Other Assets
Goodwill	882,666	862,083
Intangible assets, less amortization	47,205	56,753
Other assets	62,018	86,341

Property, Plant and Equipment
Land and land improvements	22,578	21,693
Buildings	160,244	131,335
Equipment	566,482	533,317
Allowance for depreciation	(485,293)	(454,783)
	264,011	231,562
Total Assets	$2,408,921	$2,313,679

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$324,295	$230,620
Accrued expenses and other liabilities	115,952	112,596
Compensation and related expenses	60,596	52,002
Restructuring	6,167	13,432
Income tax payable	5,433	2,652
Notes payable and current portion of long-term debt	55,443	26,966
Total Current Liabilities	567,886	438,268

Deferred Liabilities	43,382	49,255
Long-Term Debt, less current portion	290,378	275,604

Shareholders’ Equity
Common stock (par value, $.01 per share: 400,000,000 shares authorized; 162,476,513 shares issued at Sept. 30, 2006 and Sept. 30, 2005, including treasury stock)	1,625	1,625
Additional paid-in capital	684,868	676,262
Accumulated other comprehensive income	37,743	19,720
Retained earnings	836,298	870,588
Treasury stock, common stock at cost (5,215,977 shares at September 30, 2006 and 1,557,030 shares at September 30, 2005)	(53,259)	(17,643)
Total Shareholders’ Equity	1,507,275	1,550,552
Total Liabilities and Shareholders’ Equity	$2,408,921	$2,313,679

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended September 30
Dollars in thousands	2006	2005	2004
Cash Flows from Operations
Net income (loss)	$(34,290)	$38,858	$28,897

Adjustments to Net Income (Loss)
Depreciation	60,217	61,902	65,127
Amortization	19,011	22,100	37,583
(Gain) loss on sale of assets	(9,497)	1,202	10,164
Pension termination gain	(14,228)	—	—
Restructuring costs	(2,025)	(6,455)	(13,205)
Stock based compensation	9,381	2,488	1,180
Deferred income taxes	73,708	5,703	(4,418)

Change in Operating Assets/Liabilities
Accounts receivable	(63,775)	(46,397)	(63,885)
Inventories	(22,713)	(5,826)	(84,156)
Other assets	19,313	(29,878)	(11,213)
Accounts payable and other liabilities	56,684	45,679	79,960
Net Cash From Operations	91,786	89,376	46,034

Investing Activities
Capital expenditures	(71,033)	(66,369)	(71,913)
Acquisition of businesses	(44,742)	(23,325)	(23,227)
Settlement of pre-acquisition litigation	(1,000)	(2,000)	(32,000)
Investments	(1,722)	—	(9,208)
Proceeds from sale of businesses and investments	—	9,494	3,000
Proceeds from sale of property, plant and equipment	24,635	6,396	4,687
Net Cash Used for Investing Activities	(93,862)	(75,804)	(128,661)

Financing Activities
Long-term debt payments	(8,629)	(14,801)	(23,103)
Long-term debt borrowings	—	—	1,573
Notes payable (payments) borrowings, net	25,864	16,264	(265)
Preferred stock dividends	—	(232)	(707)
Payments to acquire common stock for treasury	(39,373)	(18,140)	(2,472)
Stock purchase and option plans	3,327	1,760	3,289
Net Cash Used for Financing Activities	(18,811)	(15,149)	(21,685)

Effect of exchange rate changes on cash	1,716	1,309	7,091
Decrease for the Year	(19,171)	(268)	(97,221)

Cash and equivalents at beginning of year	188,780	189,048	286,269
Cash and Equivalents at End of Year	$169,609	$188,780	$189,048

See Notes to Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders’ Equity

	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Dollars in thousands

Balance at September 30, 2003	$9,186	$1,609	$649,667	$(14,115)	$803,772	$(27,812)	$1,422,307

Repurchase of shares						(2,732)	(2,732)
Stock purchase and option plans			1,889			5,133	7,022
Shares issued for acquisitions			10,140			17,220	27,360
Preferred stock conversion	(3,165)	1	(3,448)			6,612	—
Warrants issued for settlement of pre-acquisition litigation			8,498				8,498
Preferred stock dividends					(707)		(707)

Decrease in minimum pension liability				3,083			3,083
Foreign currency forward contracts				418			418
Foreign currency translation adjustments				22,977			22,977
Net income					28,897		28,897
Comprehensive Income							55,375

Balance at September 30, 2004	$6,021	$1,610	$666,746	$12,363	$831,962	$(1,579)	$1,517,123

Repurchase of shares						(18,140)	(18,140)
Stock purchase and option plans		1	3,667			1,918	5,586
Preferred stock conversion	(6,021)	14	5,849			158	—
Preferred stock dividends					(232)		(232)

Foreign currency translation adjustments				7,357			7,357
Net income					38,858		38,858
Comprehensive Income							46,215

Balance at September 30, 2005	$—	$1,625	$676,262	$19,720	$870,588	$(17,643)	$1,550,552

Repurchase of shares						(39,373)	(39,373)
Stock purchase and option plans			8,606			3,757	12,363

Foreign currency translation adjustments				19,512			19,512
Realized foreign currency translation adjustments				(1,489)			(1,489)
Net loss					(34,290)		(34,290)
Comprehensive Loss							(16,267)
Balance at September 30, 2006	$—	$1,625	$684,868	$37,743	$836,298	$(53,259)	$1,507,275

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash equivalents

The company considers all highly-liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the relative short-term maturity of these investments.

Allowance for doubtful accounts

The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectibility of accounts receivable. The company’s total allowance for doubtful accounts was $7.1 million and $8.9 million at September 30, 2006 and 2005, respectively. Accounts are written-off against the allowance when the company determines they are no longer collectible.

Inventories

At September 30, 2006, the company’s inventories were stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Inventories consisted of the following at September 30, 2006 and 2005, net of reserves:

Dollars in thousands	2006	2005
Raw materials	$110,431	$97,781
Work in process	110,936	93,917
Finished goods	166,929	161,704

	$388,296	$353,402

These inventories are reported net of excess and obsolete reserves of $57.6 million and $41.9 million as of September 30, 2006 and 2005, respectively. Reserves for excess inventory are calculated based on the company’s estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on the company’s identification of inventory having no realizable value.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation expense for 53% of the company’s assets is recorded based on the straight–line depreciation method and the remaining assets are depreciated using accelerated depreciation methods. In fiscal 2005, the company began recording depreciation for all newly acquired assets based on the straight-line method and no longer uses accelerated depreciation methods for newly acquired assets. Assets that are currently in place that are being depreciated based on accelerated depreciation methods will continue using these methods until these assets become fully depreciated. The company believes that the straight-line method more accurately reflects the probable pattern of losses in the assets’ service lives. This change did not have a material impact on the company’s results of operations.

The company’s depreciation expense is based on estimated useful lives of these assets. Buildings are depreciated over ten to thirty years and equipment is depreciated over three to eight years. Depreciation of leasehold improvements is based on the term of the related lease or the estimated useful life, whichever is shorter. Internally developed software is reported as equipment and depreciated over five years. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred. Depreciation expense was $60.2 million, $61.9 million and $65.1 million for fiscal years 2006, 2005 and 2004, respectively.

During fiscal 2006, the company entered into a lease agreement for its new Joliet manufacturing facility, which is being constructed by the landlord during fiscal 2006 and 2007. Lease payments will commence in fiscal 2007, which is when the company plans to occupy the building. In 2006, the company executed a lease amendment with the landlord whereby the landlord would build additional structural features in the Joliet facility for one-time cash payments that will be excluded from the lease payment schedule. As such, in accordance with Emerging Issues Task Force (EITF) No. 97-10, The Effect of Lessee Involvement in Asset Construction, the company is considered the owner of the facility during the construction period. Therefore, the company capitalized, as construction in progress (within Buildings on the balance sheets), $25.2 million, which is the construction project’s estimated cost incurred by the landlord as of September 30, 2006.

Capitalized software

The company capitalizes software development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized. Capitalization ceases when the software is available for release to customers and amortized over the estimated life of the related products. Capitalized software costs, net of accumulated amortization, included in other assets were $11.3 million and $12.2 million at September 30, 2006 and 2005, respectively. Software amortization costs included in cost of products sold were $3.1 million, $2.0 million and $0.0 million for fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, the company recorded an impairment charge to operating expense of $3.9 million for a product that the company no longer emphasizes and for which the future undiscounted cash flows no longer support the value of the asset.

Revenue recognition

During fiscal 2006, approximately 91% of the company’s total revenue was recognized when products were shipped and title passed, 3% based on Statement of Position (SOP) No. 97-2, Software Revenue Recognition, 2% based on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, 3% based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and 1% based on when services were performed.

Revenue for software products is recognized pursuant to the provisions of SOP No. 97-2, Software Revenue Recognition, and related interpretations. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Revenue for certain of the company’s products relates to multiple element contracts. The fair value of these revenue elements is based on negotiated contracts and stand-alone pricing for each element.

Shipping and handling charges

Shipping and handling costs billed to customers are recorded as revenue and the related expenses are recorded in cost of products sold.

Advertising costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $4.8 million in fiscal 2006, $3.1 million in fiscal 2005 and $3.1 million in fiscal 2004.

Identifiable intangible assets

The company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization for intangible assets was $61.8 million and $68.6 million at September 30, 2006 and 2005, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from one to ten years for customer contracts and relationships, one to eight years for patents and technologies and two years for other intangibles. The decrease in intangibles of $9.5 million is primarily due to amortization expense of $19.0 million and purchase accounting adjustments of $3.6 million offset by an increase of $13.9 million for acquired intangible assets. Of the $13.9 million of acquired assets, $10.9 million were for customer contracts and relationships whose estimated useful lives ranged from one to ten years and $3.0 million for patents and technology whose estimated useful lives ranged from one to eight years. In fiscal 2006, the company retired $26.2 million of intangible assets that were fully amortized.

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the company tests intangibles with an indefinite life for impairment on an annual basis. The impairment review performed for fiscal 2006 indicated no impairment of these intangibles. Intangible assets consisted of the following:

	September 30
Dollars in thousands	2006	2005
Customer contracts and relationships, net of accumulated amortization of $6,037 in 2006 and $25,255 in 2005	$19,969	$11,870
Patents and technology, net of accumulated amortization of $55,381 in 2006 and $42,021 in 2005	21,374	38,040
Trademarks–indefinite life	5,600	5,905
Other, net of accumulated amortization of $399 in 2006 and $1,364 in 2005	262	938
Total Intangible Assets	$47,205	$56,753

The company’s scheduled amortization expense over the next five years is as follows:

Dollars in millions	2007	2008	2009	2010	2011
	$15.0	$6.4	$6.0	$4.2	$2.6

Goodwill

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the company tests goodwill of each operating segment for impairment on an annual basis. Goodwill is assigned to the reporting unit based on which reporting unit integrates the acquisition, or, if the acquisition relates to multiple reporting units, goodwill is assigned based on the difference between net assets acquired as allocated to the reporting units and purchase price as allocated to reporting units.

The company has elected to perform its annual impairment review on the first day of its fiscal fourth quarter. The impairment review performed for fiscal 2006 indicated no impairment of goodwill. However, due to uncertain market conditions, it is possible that future impairment reviews may indicate impairment of the fair value of goodwill, which could result in non-cash charges adversely affecting the company’s results of operations. During fiscal 2006, goodwill increased by $20.6 million, due primarily to an increase of $21.9 million for acquisitions, see Note 2, Business Acquisitions, offset by a decrease of $1.0 million for purchase accounting adjustments and a decrease of $0.5 million on the sale of assets. The remaining increase of $0.2 million was due to foreign currency translation adjustments.

Foreign currency translation

The functional currency for the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in determining net income (loss). Net foreign exchange losses resulting from foreign currency transactions that are included in other expense (income), net were $4.0 million, $4.9 million and $2.5 million for fiscal years 2006, 2005 and 2004, respectively. Included in the foreign exchange loss in fiscal 2006 is a $1.5 million gain for the liquidation of one of the company’s foreign subsidiaries for amounts previously carried in accumulated other comprehensive income.

Hedging and derivative instruments

The company is exposed to changes in foreign exchange rates as a result of its foreign operations. The company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuations. These instruments held by the company are not leveraged and are not held for trading or speculative purposes. In fiscal 2006, the company used forward exchange contracts to manage its foreign currency exposure. These contracts were not designated as hedges for hedge accounting, and were marked to market each period through earnings and as such, as of September 30, 2006, there were no unrecognized gains or losses on forward contracts.

The company enters into agreements with various suppliers to purchase copper at fixed prices. As of September 30, 2006, the company entered into contracts to acquire 22.2 million pounds of copper for $53.7 million, which represents an estimated 34% of the company’s fiscal 2007 projected copper usage. The copper supply agreements are settled when the company purchases copper under the supply agreements for use in its manufactured products. Copper is capitalized as inventory when purchased. These forward commodity contracts are not marked to fair value because they meet the “normal purchase” exception under applicable derivative accounting rules.

Income taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Stock-based compensation

In the first quarter of fiscal 2006, the company adopted SFAS No. 123(R), Share-Based Payments, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market price of the underlying common stock on the option grant date.

The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method, beginning in fiscal 2006, compensation expense recognized includes: (a) expense for all share-based payments granted prior to, but not vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method, the company has not restated prior period results. As a result, certain components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the first anniversary of the adoption of SFAS No. 123(R).

In the first quarter of fiscal 2005, the company granted 1.4 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were treated as if they were expensed in the first quarter of fiscal 2005, increasing pro forma expense, net of tax, by approximately $8.4 million. During the fourth quarter of fiscal 2005, the company accelerated the vesting of approximately 270,000 stock options with an exercise price of $12 or more per share, increasing pro forma stock-based compensation expense by approximately $1.6 million, net of tax. In fiscal 2004, the company vested all outstanding options with an exercise price of $15 or more per share, increasing pro forma stock-based compensation expense by approximately $2.5 million. The company accelerated the vesting of these stock options in fiscal 2005 to avoid recording compensation expense for these stock options in the company’s results of operations in fiscal 2006 as required when the company adopted SFAS No. 123(R).

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock options for the twelve months ended September 30, 2005 and 2004:

Year Ended September 30
Dollars in thousands, except per share amounts	2005	2004
Reported net income	$38,858	$28,897
Preferred stock dividends	(232)	(707)
Reported income available to common shareholders	38,626	28,190

Add: RSU expense, net of tax	1,555	750
Less: Stock-based compensation, net of tax	(15,231)	(10,557)
Pro forma net income available to common shareholders	$24,950	$18,383

Reported basic and diluted net income per share	$0.24	$0.18
Pro forma basic net income per share	$0.15	$0.12
Pro forma diluted net income per share	$0.15	$0.11

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Recently issued accounting policies

In May 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 will be effective for the company beginning in fiscal 2007 and the company is in the process of determining any potential impact to the financial statements.

In July 2006, the FASB issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for tax positions. The company is required to adopt FIN 48 at the beginning of fiscal 2008 and is in the process of determining any potential impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the company beginning in fiscal 2008, and the company is in the process of determining any potential impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. SFAS No. 158 will be effective for the company beginning in fiscal 2007. The company is evaluating the impact this Statement will have on the financial statements.

Adoption of new accounting policies

In January 2005, the FASB issued revised Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The company adopted SFAS No. 151 beginning in fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on the company’s results of operations.

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143. This Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted FIN No. 47 beginning in fiscal year 2006. The adoption of FIN No. 47 did not have a material impact on the company’s results of operations.

In October 2005, the FASB issued Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. The guidance requires that the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for the first reporting period beginning after December 15, 2005. The company adopted FSP 13-1 in fiscal 2006. The adoption of FSP 13-1 did not have a material impact on the company’s results of operations.

Beginning in fiscal 2006, the company has adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments, as described in Note 11, Stock-Based Compensation.

2. Business Acquisitions

In February 2006, the company acquired Skyware Radio Systems GmbH (Skyware), a German manufacturer of electronic products for broadband satellite communications networks for approximately $9.5 million. The Skyware acquisition agreement includes an earn-out provision, which could result in additional purchase consideration of up to $6.0 million if certain financial targets are met over a two-year period. A preliminary allocation of the purchase price resulted in $7.1 million of goodwill and $2.4 million of intangible assets, which were assigned to the Satellite Communications operating segment.

In April 2006, the company acquired Precision Antennas Ltd., a Stratford, England-based designer and manufacturer of microwave antennas for use in carrying point-to-point radio signals, primarily for cellular network backhaul. The company paid approximately $28.4 million to acquire Precision Antennas Ltd. A preliminary allocation of the purchase price resulted in $11.2 million of goodwill and $7.7 million of intangible assets, which were assigned to the Antenna and Cable Products operating segment.

Also in April 2006, the company acquired CellSite Industries (CSI), a privately-held provider of wireless equipment repair services based in Milpitas, California for approximately $6.4 million. A preliminary allocation of the purchase price resulted in $3.5 million of goodwill and $3.8 million of intangible assets, which were assigned to the Base Station Subsystems operating segment. The CSI acquisition agreement includes an earn-out provision which could result in additional purchase consideration of up to $14.0 million if certain financial targets are met over a three-year period.

After the close of fiscal 2006, the company acquired EMS Wireless, a Norcross, Georgia-based division of EMS Technologies, Inc. Under the agreement, the company paid $50.5 million in cash for EMS Wireless, a major designer and manufacturer of base station antennas and repeaters for cellular networks in North America. Its customers include the major wireless operators in the U.S.

In the first quarter of fiscal 2005, the company acquired selected assets of ATC Tower Services, Inc., a division of American Tower Corporation that provides site installation services to wireless operators in North America. Total purchase consideration was $8.4 million, consisting of $6.2 million in cash and the assumption of $2.2 million of capital leases. An allocation of the purchase price resulted in $2.4 million of goodwill, which was assigned to the Antenna and Cable Products operating segment. Also in the first quarter of fiscal 2005, the company paid $1.3 million to acquire the remaining 20% interest in a Czech Republic subsidiary that was acquired in the fiscal 2003 Allen Telecom acquisition.

In the second quarter of fiscal 2005, the company acquired Xenicom Ltd., an United Kingdom-based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks. Total purchase consideration was $11.3 million. An allocation of the purchase price resulted in $5.5 million of goodwill, which was assigned to the Network Solutions operating segment, $7.9 million of intangible assets and $2.1 million of deferred tax liabilities. The Xenicom acquisition included an earn-out provision, which could result in additional purchase consideration of up to 3.0 million British Pounds, or approximately $5.7 million based on current exchange rates, over a two-year period. The company did not make any payments under this earn-out provision in fiscal 2006.

In the fourth quarter of fiscal 2005, the company expanded its market-leading Geometrix® mobile location system product line with the acquisition of certain assets of Nortel’s mobile location business for $4.2 million. An allocation of purchase price, which was assigned to the Network Solutions operating segment, resulted in $3.4 million of identifiable intangibles and $0.4 million of goodwill.

In fiscal 2004, the company made three acquisitions. In the first quarter, the company acquired selected assets of Channel Master LLC, a U.S. manufacturer of high volume antenna and antenna-related products for the consumer direct-to-home market. Also in the first quarter, the company acquired selected assets of Yantai Fine Cable Company, a Chinese manufacturer of products for telecommunications and broadband cable TV infrastructure markets. The company paid a total of $23.2 million for these acquisitions. These acquisitions resulted in $2.9 million of goodwill, which was assigned to the Antenna and Cable Products operating segment, and $11.8 million of intangible assets. The Yantai Fine Cable acquisition included an earn-out provision, which resulted in additional purchase consideration. Under this earn-out provision the company paid $0.6 million in fiscal 2005 and $0.4 million in fiscal 2006.

In the second quarter of fiscal 2004, the company acquired selected assets of MTS Wireless Components LLC, a supplier of cable accessories and steel components that support the installation of wireless systems including antenna mounts and other equipment support solutions. Total purchase consideration was $27.9 million, consisting primarily of 1,650,000 shares of common stock valued at an average price of $16.88 per share. The MTS Wireless Components acquisition resulted in $15.8 million of goodwill, which was assigned to the Antenna and Cable Products operating segment, and $1.4 million of intangible assets.

Pro forma results of operations, assuming the fiscal 2006, 2005 and 2004 acquisitions occurred at the beginning of the period, were not materially different from the reported results of operations.

3. Sale of Assets

The company has completed several asset sales over the last three years as part of the company’s ongoing efforts to rationalize its assets. The company recognized a (gain) loss on the sale of assets of $(8.0) million, $1.2 million and $10.2 million in fiscal years 2006, 2005 and 2004, respectively. Proceeds from the sale of assets were $24.6 million, $15.9 million and $7.7 million in fiscal years 2006, 2005 and 2004, respectively.

In fiscal 2006, the company recognized a gain on the sale of assets of $8.0 million and cash proceeds of $24.6 million from the sale of assets. The two significant transactions that occurred in fiscal 2006 were the sale of a portion of the land at the company’s Orland Park, Illinois facility and the sale of filter manufacturing assets and inventory to Elcoteq, a third-party electronics manufacturing firm.

On August 29, 2005 the company entered into a contract to sell its Orland Park, Illinois manufacturing facility and corporate headquarters. Andrew anticipates that the sale will result in cash proceeds of approximately $26.0 million and expects to record a pre-tax gain of approximately $17.0 million before relocation expenses. The sale of the Orland Park, Illinois facility will take place in two transactions. The first transaction took place in fiscal 2006 and the company recognized a gain of $9.0 million on the sale of a portion of the land and received cash proceeds, net of transaction costs, of $9.1 million. The second transaction is expected to close in fiscal 2007 when construction of the company’s state-of-the-art manufacturing and office facility in Joliet, IL is completed. In fiscal 2006, the company’s corporate headquarters were relocated from Orland Park, Illinois to a leased facility in Westchester, Illinois.

Also in fiscal 2006, the company received cash proceeds of $10.6 million from the sale of filter manufacturing inventory and assets including the company’s Arad, Romania facility to Elcoteq. The inventory and Arad, Romania facility were sold at book value. Included in the $10.6 million proceeds was $3.1 million of proceeds for the sale of certain manufacturing fixed assets with a net book value of $1.4 million, which were not yet transferred to Elcoteq as of September 30, 2006 and are expected to be transferred in fiscal 2007. The $3.1 million of cash proceeds has been classified as other liabilities in the September 30, 2006 balance sheet. The fixed assets have been accounted for as assets held for sale, which is included in other assets in the September 30, 2006 balance sheet. The remaining proceeds from the sale of assets in fiscal 2006 of $5.0 million were for various small transactions none of which were significant.

In fiscal 2005, the company recognized a loss of the sale of assets of $1.2 million and cash proceeds of $6.4 million from the sale of assets. The most significant transactions were the sale of a facility in Reynosa, Mexico acquired from Allen Telecom, the sale of unimproved land in Suzhou, China, and the sale of a facility in Livonia, Michigan that was acquired from Allen Telecom that was accounted for as an asset held for sale. Also in fiscal 2005, the company received net cash proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc. The loss on sale of these assets was recognized in fiscal 2004.

In fiscal 2004, the company recognized a loss of $10.2 million on the sale of assets, mainly due to a loss of $11.6 million on the sale of assets of two product lines. The company recognized a $7.1 million loss to write-down assets of its mobile antenna product line to fair value. This loss included $4.5 million of goodwill allocated to these assets based on their relative fair value. The company also sold selected assets from its broadcast manufacturing operations to Electronics Research, Inc. For these assets, the company received $3.0 million in cash and $5.8 million in promissory notes. Also in fiscal 2004, the company recognized a gain of $1.4 million on several real estate transactions, principally due to the sale of a manufacturing facility in Australia. The net cash proceeds from these transactions were $3.0 million.

4. Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30
Dollars in thousands, except per share amounts	2006	2005	2004

Basic Earnings per Share
Net income (loss)	$(34,290)	$38,858	$28,897
Preferred stock dividends	—	(232)	(707)
Income (loss) available to common shareholders	(34,290)	38,626	28,190
Average basic shares outstanding	159,474	161,578	159,659
Basic net income (loss) per share	$(0.22)	$0.24	$0.18

Diluted Earnings per Share
Net income (loss)	$(34,290)	$38,858	$28,897
Preferred stock dividends	—	(232)	(707)
Income (loss) available to common shareholders	(34,290)	38,626	28,190
Average basic shares outstanding	159,474	161,578	159,659
Effect of dilutive securities: stock options	—	375	599
Average diluted shares outstanding	159,474	161,953	160,258
Diluted net income (loss) per share	$(0.22)	$0.24	$0.18

The company did not include the dilutive effect of stock options for the twelve months ended September 30, 2006. Including these shares would have decreased diluted loss per share. Dilutive shares outstanding are equal to basic shares outstanding for the year-ended September 30, 2006 as including the effect of stock options would be anti-dilutive.

The company had 120,414 shares of convertible preferred stock outstanding at September 30, 2004 that could have been potentially converted into 1,387,892 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share at September 30, 2004 because including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share. In the second quarter of fiscal 2005, the company converted 120,414 shares of convertible preferred stock into 1,387,892 shares of common stock. Under the if-converted method, these convertible shares would have increased the diluted average shares outstanding by 621,081 for the twelve months ended September 30, 2005. These shares were not included in the calculation of diluted earnings per share at September 30, 2005. Including these shares and excluding the convertible preferred stock dividends would have increased reported diluted earnings per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share. Including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share in fiscal 2005 and 2004 and decreased the diluted loss per share in fiscal 2006.

Options to purchase 7,117,921 and 6,363,000 shares of common stock in fiscal years 2005 and 2004, respectively, were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

The company also has outstanding warrants issued as part of a fiscal 2004 litigation settlement with True Position, Inc. that could result in the issuance of up to 1,000,000 shares of common stock. These warrants have an exercise price of $17.70 per share and expire on January 16, 2008. These shares were not included in the calculation of diluted earnings per share because the exercise price of these warrants was greater than the average market price of the common shares in all periods presented.

5. Benefit Plans

The company had two defined benefit plans, one that covers approximately 663 current and former employees of the company’s United Kingdom subsidiary (U.K. Plan) and the Allen Telecom Inc. Corporate Retirement Plan (Allen Telecom Plan), a plan that was acquired from Allen Telecom.

In addition to these defined benefit plans, other employees of Andrew Corporation and its subsidiaries participate in various retirement plans, principally defined contribution profit sharing plans. The amounts charged to earnings for these plans in fiscal years 2006, 2005 and 2004 were $9.0 million, $8.6 million and $8.0 million, respectively.

U.K. Plan

Benefits payable under the United Kingdom defined benefit plan are based on employees’ final pension-eligible salaries. The measurement date for the plan is September 30. The company’s accumulated benefit obligation under this plan was $72.4 million and $59.4 million at September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005 the fair value of plan assets exceeded the accumulated benefit obligation by $3.8 million and $5.7 million, respectively. Therefore no minimum pension liability was recorded to deferred liabilities nor as comprehensive loss.

A reconciliation of the U.K. Plan’s projected benefit obligations, fair values of plan assets, and funded status is as follows:

	September 30
Dollars in thousands	2006	2005
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$92,218	$78,025
Service costs	1,892	1,659
Interest costs	4,905	4,186
Contribution by plan participants	1,045	862
Actuarial loss	1,331	11,147
Disbursements	(1,883)	(1,977)
Foreign currency translation adjustment	5,903	(1,684)
Projected benefit obligation at end of the year	105,411	92,218

Change in plan assets
Fair value of plan assets at beginning of the year	65,096	44,823
Actual return on plan assets	7,818	11,013
Company contribution	—	11,424
Contribution by plan participants	1,045	862
Disbursements	(1,883)	(1,977)
Foreign currency translation adjustment	4,153	(1,049)
Fair value of plan assets at end of the year	76,229	65,096

Funded status of the plan	(29,182)	(27,122)
Unrecognized prior service costs	4,746	4,780
Unrecognized actuarial loss	22,785	24,434
Net amount recognized	$(1,651)	$2,092

Amounts recognized on balance sheet consist of:
(Deferred liabilities)/prepaid asset	(1,651)	2,092
Net amount recognized	$(1,651)	$2,092

The components of net periodic pension costs recognized in income are as follows:

Dollars in thousands	2006	2005	2004
Service costs	$1,892	$1,659	$2,767
Interest costs	4,905	4,186	3,793
Expected return on plan assets	(4,094)	(3,159)	(2,499)
Amortization of unrecognized prior service costs	346	327	227
Amortization of net loss	857	756	1,149
	$3,906	$3,769	$5,437

The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income:

	2006	2005	2004
Discount rate	5.00%	5.50%	5.30%
Annual compensation increase	3.90%	3.70%	3.70%
Expected return on plan assets	5.90%	6.40%	6.45%
Post-retirement pension increase	2.90%	2.70%	2.70%

The weighted-average actuarial rate assumptions used to determine the benefit obligation at September 30 were as follows:

	2006	2005
Discount rate	5.00%	5.00%
Annual compensation increase	4.00%	3.90%
Post-retirement pension increase	3.00%	2.90%

The U.K Plan’s assets are held by a trust, the Andrew Ltd. Pension and Life Assurance Plan. An independent third party manages the investments. The plan assets are invested in equity and debt securities and are not directly invested in the company’s common stock. The percentages of equity securities in total plan assets were 78% and 79% at September 30, 2006 and 2005, respectively. Debt securities were 22% and 21% of total plan assets at September 30, 2006 and 2005, respectively.

The trustees of the Andrew Ltd. Pension and Life Assurance Plan have determined a long-term strategic benchmark mix of asset types and ranges within which the investment manager may operate with discretion. Target allocation percentages of equity securities were 75% and 79% at September 30, 2006 and 2005, respectively. Target allocations of debt securities were 25% and 21% at September 30, 2006 and 2005, respectively, and are split evenly between government bonds and corporate bonds.

The expected return on assets is calculated assuming the target asset allocation and equity returns of 2.5% in excess of an appropriate government bond index together with the gross redemption yields on an appropriate government bond index and corporate bond index.

The company contributed $11.4 million to the U.K. Plan in fiscal 2005. This amount was an advance contribution and, as such, the company made no contributions to the plan in fiscal 2006. Recent legislation enacted in the U.K. and guidance from the new Pensions Regulator is expected to have the effect of accelerating the rate of funding required for U.K. defined benefit pension plans. This legislation has had no effect on contributions paid to the U.K. Plan in fiscal 2006. The company is analyzing the potential impact for fiscal 2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan over the next ten years:

Dollars in thousands
2007	$1,342
2008	1,670
2009	1,565
2010	2,312
2011	1,753
2012 – 2016	15,695
Total estimated benefits	$24,337

Allen Telecom Plan and Other Plans

With the acquisition of Allen Telecom on July 15, 2003, the company assumed the Allen noncontributory defined benefit plan as well as supplemental pension benefit, post-retirement medical and life insurance plans. The Allen defined benefit pension plan was frozen following the completion of the acquisition and covered the majority of the full-time domestic salaried and hourly employees of the former Allen Telecom. At the time this plan was frozen, the pension benefit provided to salaried employees was based on years of service and compensation for up to a ten-year period prior to the date the plan was frozen, while the benefit provided to hourly employees was based on specified amounts for each year of service prior to the date the plan was frozen.

In fiscal 2005 the company initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. The company fully funded and terminated the plan during fiscal 2006 when the company purchased from John Hancock Life Insurance Company (“John Hancock”) a non-participating group annuity contract for all participants of the Allen Telecom Plan and John Hancock assumed the full responsibility for all benefit obligations of the Allen Telecom Plan. The company made additional contributions of $9.5 million to fully fund the plan and recognized a gain of $14.2 million when the plan was terminated. The remaining pension benefit obligations as of September 30, 2006 are related to the individual employment contracts for certain former executives of Allen Telecom.

Domestic pension costs are funded in compliance with requirements of the Employee Retirement Income Security Act of 1974. The measurement date for these plans is September 30. At September 30, 2006, the accumulated benefit obligation under these plans was $3.3 million, which exceeded the fair value of the plan assets by $3.3 million.

The medical and life insurance plans provide post-retirement health care and life insurance benefits for approximately 500 retired employees and active employees who will reach retirement age while working with the company.

A reconciliation of the plans’ projected benefit obligations, fair values of plan assets, and funded status are as follows:

	Pension Benefits		Medical Plans and Other Benefits
Dollars in thousands	2006	2005	2006	2005
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$52,174	$66,198	$13,538	$12,778
Service costs	149	124	408	199
Interest costs	2,167	1,885	971	691
Amendments	—	—	(1,643)	—
Settlements	(46,900)	—	—	—
Actuarial (gain) loss	(1,497)	(13,281)	4,832	996
Disbursements	(2,787)	(2,752)	(928)	(1,126)
Projected benefit obligation at end of the year	3,306	52,174	17,178	13,538

Change in plan assets
Fair value of plan assets at beginning of the year	40,299	36,707	—	—
Actual return on plan assets	(358)	3,061	—	—
Company contribution	9,746	3,283	928	1,126
Disbursements	(2,787)	(2,752)	(928)	(1,126)
Settlements	(46,900)	—	—	—
Fair value of plan assets at end of the year	—	40,299	—	—

Funded status of the plan	(3,306)	(11,875)	(17,178)	(13,538)
Unrecognized actuarial (gain) loss	(491)	(15,896)	10,749	7,263
Unrecognized prior service costs	—	—	(3,430)	(2,326)
Net accrued pension costs (recorded in deferred liabilities)	$(3,797)	$(27,771)	$(9,859)	$(8,601)

The components of net periodic pension costs are as follows:
	Pension Benefits			Medical Plans and Other Benefits
Dollars in thousands	2006	2005	2004	2006	2005	2004
Service costs	$149	$124	$151	$408	$199	$691
Interest costs	2,167	1,885	1,928	971	691	819
Expected return on plan assets	357	(2,635)	(2,315)	—	—	—
Amortization of prior service costs	—	—	—	(539)	(539)	(45)
Amortization of initial net obligation	—	—	—	—	—	136
Amortization of net (gain) loss	(2,673)	—	—	1,346	635	340
Settlement (gain) loss	(14,228)	—	61	—	—	—
	$(14,228)	$(626)	$(175)	$2,186	$986	$1,941

The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income and the benefit obligation at September 30, 2006, 2005, and 2004:

	Pension Benefits			Medical Plans and Other Benefits
	2006	2005	2004	2006	2005	2004
Net Periodic Benefit Costs
Discount rate	5.00%	2.90%	2.90%	5.00%	5.75%	5.75%
Return on plan assets	4.60%	7.00%	7.00%	NA	NA	NA
Benefit Obligation
Discount rate	4.50%	5.00%	2.90%	5.50%	5.00%	5.75%

The increase in the pension plan benefit obligation discount rate from 2.9% in 2004 to 5.0% in 2005 is the result of revised assumptions related to the plan’s expected fiscal 2006 termination. The change in the unrecognized actuarial gain of $13.3 million in fiscal 2005 is primarily the result of this discount rate change.

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2007. The rate was assumed to decrease gradually to 5% for fiscal 2011 and remain at that level thereafter. A one-percentage-point increase or decrease in the assumed health care cost trend rates would affect the aggregate of service and interest cost components by $0.1 million or ($0.1) million, respectively, and would affect the post-retirement benefit obligation by $0.7 million and ($0.7) million, respectively.

In fiscal 2005, the assets of the pension plan were transferred 100% to debt securities from primarily equity securities. The asset transfers were completed to create a more conservative, stable asset base from which to provide benefits for the frozen plan.

The company expects to contribute $0.3 million to its supplemental pension benefit plans and $1.4 million to its medical and other benefit plans in fiscal 2007. The following benefit payments are expected to be paid by the company over the next ten years:

Dollars in thousands	Pension Benefits	Medical Plans and Other Benefits
2007	$282	$1,441
2008	280	1,432
2009	278	1,425
2010	274	1,474
2011	270	1,553
2012 – 2016	1,259	7,509
Total estimated benefits	$2,643	$14,834

6. Financing

Lines of Credit and Short Term Borrowings

In fiscal 2005, the company entered into a $250 million revolving line of credit with a group of fourteen lenders led by Bank of America, NA as administrative agent and Citicorp North America, Inc. as the syndication agent. This agreement expires in September 2010. The maximum outstanding during fiscal 2006 under these lines of credit was $85.1 million compared to $42.4 million in fiscal 2005. The weighted average interest rate for these borrowings was 7.2% in fiscal 2006 compared to 6.8% in fiscal 2005. The company had $35.2 million in borrowings under this line of credit at September 30, 2006 compared to $8.2 million at September 30, 2005.

Under the terms of the revolving line of credit agreement, the company is subject to various requirements, including maintaining a minimum net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt, including letters of credit, maintaining a fixed charges coverage ratio, maintaining a minimum debt borrowing amount from its subsidiaries and maintaining limits on the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the borrowing under this credit agreement. At September 30, 2006, the company had the ability to utilize the entire $250 million. The company is in compliance with all of these requirements as of September 30, 2006.

Several of the company’s foreign subsidiaries maintain credit agreements. In fiscal 2006, the company’s Brazilian subsidiary had the ability to borrow under a $20 million multicurrency line of credit with ABN-AMRO for which there were no borrowings or outstanding amounts during fiscal 2006. Also in fiscal 2006, the company’s Suzhou, China based subsidiary entered into a new $32 million line of credit agreement with the Agricultural Bank of China. This credit line had maximum borrowings of $11.4 million with an average interest rate of 5.8% during fiscal 2006 with no outstanding amounts at September 30, 2006.

The company’s Indian subsidiary increased their line of credit with Bank of America, New Delhi, to $25 million from a previous $15 million line of credit agreement in fiscal 2005. The maximum borrowings under this agreement were $21.0 million at an average interest rate of 8.6%. At September 30, 2006 there was $3.9 million outstanding under this agreement. In September 2006, the company’s Shenzhen, China subsidiary entered into a new $3.8 credit agreement with the China Merchants Bank. This line of credit had no borrowings during fiscal 2006.

In fiscal 2006, the company’s Italian subsidiary borrowed against its existing credit line of $16 million with Banca Nazionale de Lavoro. The maximum borrowings by the Italian subsidiary amounted to approximately $3.8 million, none of which was outstanding at September 30, 2006. The average interest rate on this credit line was 3.4%. Finally, in September 2006, the company’s Japanese subsidiary entered into a new $5 million line of credit with the Bank of Tokyo-Mitsubishi UFJ, Ltd. This line of credit had maximum borrowings of $3.3 million, all of which were outstanding at September 30, 2006 with an average interest rate of 1.6%.

Long-Term Debt

Long-term debt at September 30, 2006 consisted of the following:

Dollars in thousands	2006	2005
Convertible subordinated notes	$240,000	$240,000
6.65% senior notes payable to insurance companies in annual installments through 2008	15,666	23,500
6.74% senior notes payable to insurance companies in 2008	9,000	9,000
EURO loans from Italian Ministry of Industry; $2,126 at a fixed rate of 2.85%, and $3,083 at rates ranging from 0.89% to 0.92%	5,209	3,576
EURO loans from San Paolo Bank; $1,707 at a fixed rate of 2.00% and $5,677 at an averaged variable rate of 3.10%	7,384	7,775
Capital lease obligations (see Note 9)	404	1,377
Facility lease obligation (see Note 9)	25,200	—
Other	583	933
Total Debt	303,446	286,161

Less: Current portion	(13,068)	(10,557)
Total Long-Term Debt	$290,378	$275,604

In August 2003, the company sold $240.0 million of 3.25% convertible subordinated notes due fiscal 2013. Holders may convert the notes into shares of common stock at a conversion price of $13.69 per share (73.0482 shares per $1,000 of principal), subject to adjustment, before the close of business on August 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of common stock exceeds $16.43 (120% of the conversion price) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of that period was less than 98% of the product of the closing sale price of common stock and the number of shares of common stock to be issued upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions. The company may not redeem the notes prior to August 20, 2008, after which time it may redeem the notes at 100% of their principal amount plus accrued and unpaid interest, if any. Holders may require the company to repurchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest on August 15, 2008.

The amounts of long-term debt borrowings maturing after September 30, 2006 are as follows:

Dollars in millions	2007	2008	2009	2010	2011	Thereafter
	$10.5	$19.0	$1.8	$1.5	$1.6	$243.8

The above debt maturities schedule does not include a lease obligation of $25.2 million for the new Joliet, Illinois facility. See Note 9, Commitments and Contingencies. On November 28, 2006, the company notified holders of the 6.65% senior notes and the 6.74% senior notes of its intention to redeem the notes as of December 29, 2006.

Cash payments for interest on all borrowings were $13.9 million, $12.9 million and $13.2 million in fiscal years 2006, 2005 and 2004, respectively. The company had assets pledged of $2.6 million to support its Italian loans which are classified as long-term assets on the balance sheet.

At September 30, 2006 the company estimated the fair value of its long-term debt to be $297.7 million compared to its carrying value of $303.4 million. The difference between fair value and carrying value was predominantly due to the convertible subordinated notes, for which the company estimated the fair value based on current market price. The company estimated the fair value of its remaining long-term debt by discounting the future cash outflows of debt and interest payments using estimated current market rates for instruments with similar risk and term to maturity.

Letters of Credit

The company utilizes letters of credit to support certain contracts, insurance policies and payment obligations. These letters of credit are issued from the $250 million credit facility and have terms of three years or less. The letters of credit outstanding at September 30, 2006 and 2005 were $15.3 million and $14.2 million, respectively.

7. Restructuring and Integration

At September 30, 2006, the company’s total restructuring reserve balance was $6.2 million, which is comprised of $1.2 million for its fiscal 2002 restructuring plan, $3.6 million for its Allen Telecom acquisition integration plan, $0.6 million for the Channel Master integration plan and $0.7 million for its Skyware acquisition integration plan. The company incurred restructuring charges in operating expense of $7.7 million and $5.3 million in fiscal years 2006 and 2005, respectively, as part of the company’s acquisition integration plans and other cost cutting initiatives that were expensed as incurred.

Restructuring Reserve

In fiscal 2002, the company initiated a plan to restructure its operations. As part of this plan, the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In fiscal 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million, consisting of inventory provisions, charged to cost of products sold, of $11.1 million and an operating expense charge of $24.9 million. In fiscal 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs.

Since the start of this restructuring initiative in fiscal 2002, the company has paid severance costs of $17.3 million to 1,226 employees and $11.2 million for lease cancellation and other costs. The company did not pay any severance benefits under this plan in fiscal 2006 and paid severance benefits of $1.5 million to 126 employees under this plan in fiscal 2005. The company incurred total cash costs under this plan of $1.6 million and $3.4 million in fiscal years 2006 and 2005, respectively. In fiscal 2006, the company reversed $0.9 million of the reserve as the company terminated a portion of the lease obligation. At September 30, 2006 the company had a remaining reserve of $1.2 million for lease cancellation costs related to a leased facility previously used by the Base Station Subsystems operating segment. These payments are scheduled to continue through fiscal 2007. A summary of the restructuring reserve activity for fiscal 2005 and 2006 is as follows (dollars in thousands):

2005 Restructuring Reserve Activity	Reserve Balance Sept. 30, 2004	Utilization of Reserve in 2005	Reversal of Reserve	Reserve Balance Sept. 30, 2005
Severance	$1,502	$(1,502)	$—	$—
Lease cancellation and other costs	5,836	(1,870)	—	3,966
Total Restructuring Reserve Balance	$7,338	$(3,372)	$—	$3,966

2006 Restructuring Reserve Activity	Reserve Balance Sept. 30, 2005	Utilization of Reserve in 2006	Reversal of Reserve	Reserve Balance Sept. 30, 2006
Severance	$—	$—	$—	$—
Lease cancellation and other costs	3,966	(1,810)	(920)	1,236
Total Restructuring Reserve Balance	$3,966	$(1,810)	$(920)	$1,236

Allen Telecom Acquisition Integration Reserve

As part of the Allen Telecom acquisition, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed assets write-offs and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During fiscal 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in expected inventory provisions. Integration reserves established in purchase accounting were accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom.

Included in the fiscal 2004 Allen Telecom integration reserve were costs to close a facility in France. In fiscal 2005, the company determined that it would continue to operate in this facility. The company reversed $2.7 million in severance and $0.9 million of lease cancellation and other costs that had been accrued for the closing of this facility. The reversal of this accrual was treated as a decrease in liabilities acquired from Allen Telecom resulting in a $3.6 million decrease in goodwill.

In fiscal 2006, the company increased the reserve and recorded $0.9 million of expense for additional lease cancellation costs related to the Amesbury, Massachusetts facility and decreased the reserve and goodwill by $1.1 million for severance and other costs that will not be incurred.

Since the start of these integration efforts in fiscal 2003, the company has paid severance costs of $14.4 million to 407 employees and $9.6 million for lease cancellation and other costs. In fiscal 2006, the company paid severance benefits of $0.1 million to 2 employees. Net cash costs incurred under this plan in fiscal 2006 were $0.5 million. The company anticipates paying severance benefits to 60 employees and expects to substantially complete its integration activities in fiscal 2007. The remaining reserve balance at September 30, 2006 of $3.6 million primarily relates to the Base Station Subsystems business. A summary of integration reserve activity for fiscal 2005 and 2006 is as follows (dollars in thousands):

2005 Integration Reserve Activity	Reserve Balance Sept. 30, 2004	2005 Expense	Utilization of Reserve In 2005	Reversal of Accrual	Reserve Balance Sept. 30, 2005
Severance	$6,279	$—	$(2,170)	$(2,683)	$1,426
Lease cancellation and other costs	5,270	—	(1,530)	(872)	2,868
Total Integration Reserve Balance	$11,549	$—	$(3,700)	$(3,555)	$4,294

2006 Integration Reserve Activity	Reserve Balance Sept. 30, 2005	2006 Expense	Utilization of Reserve In 2006	Reversal of Accrual	Reserve Balance Sept. 30, 2006
Severance	$1,426	$—	$(66)	$(630)	$730
Lease cancellation and other costs	2,868	937	(423)	(463)	2,919
Total Integration Reserve Balance	$4,294	$937	$(489)	$(1,093)	$3,649

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

In fiscal 2006, $4.6 million of the previously established reserves were reversed as the company executed a lease agreement to retain a smaller, more cost-effective portion of its existing facility in Smithfield, North Carolina that eliminated the need for employee severance and the majority of facility-related costs. This resulted in a purchase accounting adjustment to decrease the net assets acquired (there was no goodwill acquired in this acquisition). Channel Master’s operations are included in the Satellite Communications operating segment.

The company expects to substantially complete its integration activities in fiscal 2007. A summary of integration reserve activity for fiscal 2005 and 2006 is as follows (dollars in thousands):

2005 Channel Master Reserve Activity	Reserve Balance Sept. 30, 2004	2005 Purchase Accounting	Utilization of Reserve in 2005	Reversal of Accrual	Reserve Balance Sept. 30, 2005
Severance	$—	$2,327	$(34)	$—	$2,293
Lease cancellation and other costs	—	2,879	—	—	2,879
Total Channel Master Reserve Balance	$—	$5,206	$(34)	$—	$5,172

2006 Channel Master Reserve Activity	Reserve Balance Sept. 30, 2005	2006 Purchase Accounting	Utilization of Reserve in 2006	Reversal of Accrual	Reserve Balance Sept. 30, 2006
Severance	$2,293	$—	$—	$(2,293)	$—
Lease cancellation and other costs	2,879	—	—	(2,272)	607
Total Channel Master Reserve Balance	$5,172	$—	$—	$(4,565)	$607

Skyware Acquisition Integration Reserve

As part of the Skyware acquisition in fiscal 2006, the company accrued an integration reserve for costs to integrate Skyware’s operations with those of Andrew. This initial cost estimate of $0.7 million was comprised of a $0.4 million provision for restructuring manufacturing operations and $0.3 million to pay severance benefits. The $0.7 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of net assets acquired. The company expects to finalize the plan in fiscal 2007.

The company expects to substantially complete its integration activities in fiscal 2007. A summary of integration reserve activity for fiscal 2006 is as follows (dollars in thousands):

2006 Skyware Reserve Activity	Reserve Balance Sept. 30, 2005	2006 Purchase Accounting	Utilization of Reserve in 2006	Reserve Balance Sept. 30, 2006
Severance	$—	$337	$—	$337
Lease cancellation and other costs	—	338	—	338
Total Skyware Reserve Balance	$—	$675	$—	$675

8. Income Taxes

The income tax provision consists of the following:

	Year Ended September 30
Dollars in thousands	2006	2005	2004
Current Provision
U.S. Federal	$711	$—	$—
U.S. State	664	742	600
Foreign	28,315	17,876	17,223
	29,690	18,618	17,823
Deferred Provision (Benefit)
U.S. Federal	65,862	(3,842)	(4,342)
U.S. State	6,790	5,012	(403)
Foreign	1,056	4,533	327
	73,708	5,703	(4,418)

Provision for Income Tax Expense	$103,398	$24,321	$13,405

Income Taxes Paid (net of income tax refunds received)	$23,735	$9,852	$17,649

Components of Income (Loss) from Continuing Operations before Income Taxes
United States	$(16,993)	$4,355	$(28,771)
Non-United States	86,101	58,824	71,073
	$69,108	$63,179	$42,302

A reconciliation of the federal statutory rate to the company’s actual tax rate is provided below:

	Year Ended September 30
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Export sales benefit	(0.8)	(0.8)	(1.1)
State taxes, net of federal benefit	(0.7)	(0.4)	2.2
Foreign income at other than U.S. rates	(14.6)	(2.1)	(8.4)
Foreign dividends	(2.9)	1.2	0.3
Income tax credits	(6.6)	(10.6)	(10.9)
Withholding taxes	2.7	2.0	2.2
Settlement of statutory examinations	(2.0)	(3.6)	—
Change in Ohio state tax law	—	8.5	—
Valuation allowances	137.0	13.6	15.1
Other	2.5	(4.3)	(2.7)
Effective Tax Rate	149.6%	38.5%	31.7%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to changes in the mix of operating income and losses among the various states and foreign jurisdictions in which the company operates.

As of September 30, 2006, after reviewing and evaluating several significant developments which occurred during the fourth quarter of fiscal 2006 and a continuing pretax loss from U.S. operations, the company concluded that a full valuation allowance against its remaining net U.S. deferred tax assets was appropriate. As a result of its assessment, the company established a full valuation allowance for its remaining net U.S. deferred tax assets in the amount of $83.4 million; $70.2 million of which is an adjustment to the beginning of year valuation allowance as a result of changes of circumstances which caused a change in judgment regarding the realizability of the net U.S. deferred tax assets. The company expects to continue to maintain a full valuation allowance on future U.S. tax benefits until an appropriate level of profitability is sustained or the company is able to conclude there are available tax planning strategies that would enable the company to conclude that it is more likely than not that a portion of the U.S. deferred tax assets would be realizable.

The American Jobs Creation Act (AJCA) of 2004, created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad and reinvest the repatriated earnings in qualified domestic U.S. business activities by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During fiscal 2006, the company repatriated $124.8 million from controlled foreign corporations. The tax cost of repatriation was offset by the reversal of previously established deferred tax liabilities related to undistributed earnings of the company’s Chinese subsidiaries resulting in a net income tax benefit of $5.1 million for fiscal 2006.

During fiscal 2005, the state of Ohio enacted changes to its tax laws whereby the Ohio franchise tax will be phased out between 2006 and 2010 and the company recorded a valuation allowance of $5.0 million against its deferred tax asset for Ohio net operating loss carryforwards and a tax provision of $0.4 million to adjust the carrying value of its net deferred tax asset for the change in Ohio tax law.

The Internal Revenue Service concluded an examination of the company’s fiscal 1999 through fiscal 2002 income tax returns in November 2004. The company recognized a tax benefit of $0.8 million during fiscal 2005 relating to the favorable resolution of previously reserved tax positions. In addition, the company also recognized tax benefits of $1.3 million and $1.5 million during fiscal 2006 and fiscal 2005, respectively, relating to the favorable resolution of examinations in foreign jurisdictions.

Principal components of the company’s net asset/(liability) representing deferred income tax balances are as follows:

	Year Ended September 30
Dollars in thousands	2006	2005
Deferred Tax Assets
Restructuring reserves	$2,236	$5,468
Equity compensation	4,054	1,015
Tax loss carryforwards	80,831	86,173
Tax credit carryforwards	49,404	36,010
Employee benefits	14,947	20,817
Inventory and warranty	20,639	16,205
Deferred revenue	4,522	7,960
Other accrued liabilities	10,946	16,850
Total Deferred Tax Assets	187,579	190,498
Less: Valuation allowances	(159,443)	(49,186)
Net Deferred Tax Assets	$28,136	$141,312

Deferred Tax Liabilities
Depreciation and amortization	(16,856)	(21,276)
Undistributed foreign earnings	(1,927)	(23,831)
LIFO reserve	(3,228)	(6,021)
Research and development costs	(1,930)	(4,233)
Other deferred income/expense	(13,827)	(21,699)
Total Deferred Tax Liabilities	(37,768)	(77,060)
Net Deferred Tax Asset/(Liability)	$(9,632)	$64,252
Deferred Taxes as Recorded on the Balance Sheet
Current deferred tax asset	$6,616	$35,230
Non-current deferred tax asset /(liability)	(16,248)	29,022
Net Deferred Tax Asset/(Liability)	$(9,632)	$64,252

At September 30, 2006, the net current deferred tax asset offset by current taxes payable was reported in other current liabilities on the consolidated balance sheet. The non-current deferred tax liability, offset by non-current deferred tax assets, was reported in other liabilities on the consolidated balance sheet.

The deferred tax asset for tax loss carryforwards includes U.S. net operating loss carryforwards of $118.0 million, which will begin to expire in fiscal 2021; state net operating loss carryforwards of $215.1 million, which will begin to expire in fiscal 2007; and foreign net operating loss carryforwards of $74.4 million, which will begin to expire in fiscal 2007. The deferred tax asset for tax credit carryforwards includes U.S. foreign tax credit carryforwards of $26.8 million, which will begin to expire in fiscal 2009, U.S. research tax credit carryforwards of $21.0 million, which will begin to expire in fiscal 2010, and U.S. and state alternative minimum tax credit carryforwards of $1.6 million with no expiration.

Valuation allowances totaling $159.4 million have been established and include $25.7 million related to the company’s book and tax asset basis differences, $41.3 million related to U.S. net operating loss carryforwards, $14.5 million related to state net operating loss carryforwards, $21.7 million related to foreign net operating loss carryforwards, $26.4 million related to the foreign tax credit carryforwards, $21.0 million related to research tax credit carryforwards, $1.6 million related to U.S. and state alternative minimum tax credit carryforwards, and $7.2 million related to other foreign deferred tax assets. The current year increase includes valuation allowances attributable to (1) the establishment of a full valuation allowance against the company’s U.S. deferred tax assets and (2) additional state and foreign net operating losses and tax credits carried forward, primarily related to losses and credits from current year operations. The portion of the company’s valuation allowances established in purchase accounting is $20.7 million.

No provision has been made for income taxes which would be payable in the event that all undistributed earnings of the company’s foreign subsidiaries were repatriated. Due to the company’s full valuation allowance position against its net U.S. deferred tax assets, no additional tax provision would be due if all of the non-U.S. earnings as of September 30, 2006 were repatriated to the U.S., save for $20.9 million for cash withholding taxes due in foreign jurisdictions. The company plans to continue to permanently reinvest future earnings of its foreign operations. As of September 30, 2006, the company has a liability in the amount of $1.9 million to reflect the tax cost associated with the repatriation of that portion of undistributed earnings of the company’s Chinese subsidiaries not considered to be permanently reinvested. The company currently realizes local tax benefits from tax holidays in China which expire by 2008.

9. Commitments and Contingencies

Leases

The company’s leases consist primarily of facilities and equipment and expire between 2007 and 2022. Annual rental expense for operating leases included in results from operations was $35.2 million, $24.3 million, and $19.6 million in fiscal years 2006, 2005, and 2004, respectively. Future minimum payments under non-cancellable operating and capital leases having a remaining term in excess of one year at September 30, 2006 are as follows:

Dollars in thousands	Operating	Capital
2007	$21,000	$2,363
2008	18,336	3,359
2009	16,586	3,359
2010	12,629	3,359
2011	8,926	3,359
Thereafter	14,407	36,516
Total minimum lease payments	$91,884	$52,315

During fiscal 2006, the company entered into a lease agreement for its new Joliet manufacturing facility, which is being constructed by the landlord during fiscal 2006 and 2007. Lease payments will commence in fiscal 2007, which is when the company plans to occupy the building. Included in the minimum payments schedule for capital lease obligations is $51.9 million for this lease based on Andrew’s payment obligation under the lease agreement. In fiscal 2006, the company executed a lease amendment with the landlord whereby the landlord would build additional structural features in the Joliet facility for one-time cash payments that will be excluded from the lease payment schedule. As such, in accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, the company is considered the owner of the facility during the construction period. Therefore, the company capitalized, as construction in progress, $25.2 million, which is the construction project’s cost incurred by the landlord as of September 30, 2006.

At September 30, 2006 and 2005 the company had $25.9 million and $2.5 million, respectively, of assets recorded under capital leases that are included in Property, Plant and Equipment. Amortization expense for these assets, once placed in use, is included with depreciation expense.

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

The following is an analysis of product warranty reserves, which is included in accrued expenses and other liabilities in the September 30, 2006 and 2005 balance sheets:

	September 30
Dollars in thousands	2006	2005
Warranty reserves at beginning of the year	$26,754	$18,900
Accrual for warranties issued	14,772	15,851
Warranty settlements made	(22,331)	(24,485)
Warranty expirations and adjustments	(2,151)	(136)
Product recall	—	16,624
Warranty reserves at end of the year	$17,044	$26,754

In fiscal 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines. This $16.6 million was comprised of a first quarter fiscal 2005 charge of $19.8 million and a fourth quarter recovery from a third-party vendor of $3.2 million. In fiscal 2006, the company paid $9.4 million, net of recoveries, for this component failure, which is included in warranty settlements in the table above. The company anticipates that the repair and replacement of installed units will be completed over the next three months.

Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and is vigorously defending this litigation. The parties are currently in discovery and have had no meaningful settlement talks to date.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flow.

10. Shareholders’ Equity

Common Stock

Shareholders of the company have authorized the issuance of 400,000,000 shares of common stock with a par value of $.01 per share. As of September 30, 2006, 157,260,536 shares of common stock were outstanding. Each outstanding common share has attached to it a one share purchase right that, until exercisable, cannot be transferred apart from the company’s common stock. Such rights, as amended, become exercisable under certain circumstances when a potential acquiror acquires or takes certain steps to acquire 15% or more of the company’s common stock. Upon the occurrence of such an event, each right held by shareholders other than the acquiror may be exercised to receive that number of shares of common stock of the company (or in certain circumstances, preferred stock, debt securities, cash or other assets of the company or stock of the acquiring company), which at the time of such a transaction would have a market value of two times the exercise price of the right. The rights expire on December 16, 2006 unless extended by the Board, and are redeemable by the Board at a price of $0.001 per right at any time before any person or group acquires 15% or more of the company’s common stock.

In fiscal 1997, the company’s Board of Directors authorized the company to repurchase up to 15 million common shares. Under this plan, the company repurchased a total of 11,785,432 shares at a cost of $222.2 million from 1997 to 2000. In August 2003, the company’s Board of Directors authorized the company to repurchase an additional 15 million shares of its common stock. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. In fiscal years 2006, 2005 and 2004, the company repurchased 4,000,000 shares at a cost of $39.4 million, 1,600,000 shares at a cost of $18.2 million and 225,000 shares at a cost of $2.5 million under this share repurchase programs, respectively. At September 30, 2006, there were 7,389,568 shares available for repurchase under the share repurchase program.

Common stock issued, outstanding and held in treasury is summarized in the table below:

	Year Ended September 30
	2006	2005	2004
Shares of Common Stock – Issued
Balance at beginning of year	162,476,513	161,015,917	160,900,657
Shares issued for the conversion of preferred stock	—	1,372,906	115,260
Shares issued for stock options	—	87,690	—
Balance at End of Year	162,476,513	162,476,513	161,015,917

Shares of Common Stock – Held in Treasury
Balance at beginning of year	1,557,030	148,950	2,608,290
Stock repurchase	4,000,000	1,600,000	225,000
Shares issued in MTS acquisition	—	—	(1,621,429)
Shares issued for conversion of preferred stock	—	(14,984)	(614,403)
Stock options and other plans	(341,053)	(176,936)	(448,508)
Balance at End of Year	5,215,977	1,557,030	148,950

At September 30, 2006 the company had 16,486,627 shares of common stock that could potentially be issued under various stock-based compensation plans described in Note 11, Stock-Based Compensation. The company also has outstanding warrants issued as part of a fiscal 2004 litigation settlement with True Position (see Note 2, Business Acquisitions) that could result in the issuance of 1,000,000 shares. These warrants have an exercise price of $17.70 per share and expire on January 16, 2008. The company also has an additional 17,531,568 shares that could potentially be issued if the company’s convertible notes are converted. (see Note 6, Financing)

Convertible Preferred Stock

In fiscal 2003, as part of the Allen Telecom merger, the company issued 991,070 shares of Series A 7.75% convertible preferred stock. The company paid regular quarterly preferred stock dividends of $0.2 million and $0.7 million in fiscal years 2005 and 2004, respectively. In fiscal 2004, the company paid and expensed $0.2 million to convert 63,306 shares into 729,663 shares of the company’s common stock. On or after February 20, 2005, the company had the option to require conversion of all outstanding convertible preferred shares. In March 2005, the company exercised this option and converted the remaining 120,414 preferred shares into 1,387,890 shares of the company’s common stock.

11. Stock-Based Compensation

In the first quarter of fiscal 2006, the company adopted SFAS No. 123(R), Share-Based Payments, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market price of the underlying common stock on the option grant date.

The company has elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method beginning in fiscal 2006, compensation expense recognized includes: (a) expense for all share-based payments granted prior to, but not vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method, the company has not restated prior period results. As a result, certain components of the company’s quarterly financial statements will not be comparable until the first quarter of fiscal 2007, the first anniversary of the adoption of SFAS No. 123(R).

The company maintains long-term management incentive plans (LTIPs) which provide for the issuance of equity-based awards including stock options, which vest over a four- or five-year period. Prior to fiscal 2006, the company used the intrinsic value method to value all stock options issued under these plans and therefore recorded no compensation expense for these stock options. At the beginning of fiscal 2006, the company had approximately 1.0 million unvested stock options outstanding under its LTIPs. Beginning in fiscal 2006, the company has recognized compensation expense ratably over the remaining vesting period of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model using the original provisions of SFAS No. 123. During fiscal 2006, the company recognized pre-tax compensation expense of $3.2 million for these options.

During fiscal 2006, the company granted 548,400 stock options under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the weighted average fair value of these options is $5.46 per option. Based on this valuation, the company recorded $0.6 million of compensation expense in fiscal 2006 for these options.

Total pre-tax compensation expense recognized in fiscal 2006 for all stock options was $4.3 million, an increase in net loss of $2.3 million, or $0.01 per basic and diluted share. As of September 30, 2006, unrecognized compensation expense for the unvested portion of outstanding stock options was approximately $5.3 million and the weighted average remaining vesting period of these options was 2.3 years.

The fair value of each unvested option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2006	2005	2004	2003
Risk-free interest rate	4.42%	4.25%	4.00%	3.98%
Expected life	5.5 years	6.0 years	6.0 years	6.0 years
Expected volatility	50%	66%	61%	58%
Dividend yield	0%	0%	0%	0%
Estimated forfeitures	10%	NA	NA	NA

The risk-free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life used for options granted in fiscal 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of exercised options. The estimated volatility for fiscal 2006 was based both on the company’s historical stock price volatility and the market-implied volatility from traded options. Prior to fiscal 2006, the company calculated volatility based only on historical stock price volatility. The company used an expected dividend yield of 0% for all periods because the company has never paid, and does not anticipate paying, dividends in the foreseeable future. Beginning in fiscal 2006, the company has used an estimated forfeiture rate of 10% based on historical data. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

A summary of the company’s stock option activity and related information follows:

	Year Ended September 30
	2006	2005	2004
Outstanding at beginning of year	8,535,804	8,129,643	6,818,117
Granted	548,400	1,553,400	1,786,875
Expired or cancelled	(1,068,607)	(1,042,892)	(142,614)
Exercised	(275,481)	(104,347)	(332,735)
Outstanding at End of Year	7,740,116	8,535,804	8,129,643

Exercisable at End of Year	6,930,574	7,527,072	5,713,252

Weighted Average Exercise Price
Outstanding at beginning of year	$17.41	$18.17	$19.32
Granted	10.71	14.38	12.16
Expired or cancelled	21.75	19.45	16.79
Exercised	9.65	10.97	9.96
Outstanding at End of Year	16.65	17.41	18.17
Exercisable at End of Year	$17.35	$18.29	$21.02

The weighted average fair value of options granted during fiscal years 2006, 2005, and 2004, was $5.46, $8.88, and $7.07, per share, respectively. During fiscal 2006, 2005, and 2004, 275,481, 104,347 and 332,735 of stock options were exercised, respectively, and the intrinsic value of these stock options was $0.9 million, $0.2 million and $2.4 million for fiscal 2006, 2005 and 2004, respectively. The aggregate intrinsic value of outstanding and exercisable options were $0.0 million, $1.3 million and $4.5 million in 2006, 2005 and 2004, respectively.

The range of exercise prices for options outstanding and exercisable at September 30, 2006 was $8.91 to $38.17.

Range of Exercise Prices	$8.91 $10.63	-	$11.09 $12.91	-	$13.03 $16.84	-	$17.40 $18.65	-	$19.12 $22.19	-	$22.65 $24.00	-	$27.19 $38.17	-	Total
Outstanding Options	1,185,782		1,547,226		1,873,975		646,428		754,255		1,438,125		294,325		7,740,116
Weighted Average
Exercise Price	$9.72		$11.43		$14.83		$17.62		$21.84		$23.16		$36.87		$16.65
Average Life	7.25		7.19		7.16		3.34		5.30		3.27		0.28		5.68
Exercisable Options	818,126		1,105,340		1,873,975		646,428		754,255		1,438,125		294,325		6,930,574
Weighted Average
Exercise Price	$9.51		$11.47		$14.83		$17.62		$21.84		$23.16		$36.87		$17.35
Average Life	6.53		7.09		7.16		3.34		5.30		3.27		0.28		5.41

The company also grants restricted stock units (RSUs) to officers, key employees and directors under its LTIPs. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. SFAS No. 123(R) requires compensation expense to be adjusted for an estimated forfeiture factor. The company uses an estimated forfeiture rate of 10% based upon its historical experience. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period and is based on the market price of the company’s common stock on the grant date. RSUs generally vest over service periods ranging from three to four years. In fiscal 2006, the company granted RSUs that vest based on the company achieving a target return on invested capital (ROIC) goal in fiscal 2008. The number of RSUs that vest will range from 0% to 125% of the grant based on the ROIC in fiscal 2008. In determining compensation expense, the company assumed that the ROIC target will be achieved at 100% of the grant. The company evaluates this assumption periodically. The fair value of these RSUs was based on the company’s common stock price at the date of grant. The company recognized pre-tax compensation expense for RSUs of $5.1 million in fiscal 2006, and $2.5 million in fiscal 2005, respectively. During fiscal 2006, the company issued 65,572 shares of common stock for RSUs granted in fiscal 2005 that vest ratably over a four-year period.

The table below shows the company’s outstanding RSUs at September 30, 2006:

Grant Year	RSU’s Outstanding	Vesting Period	Weighted Average Fair Value	Unearned Compensation Expense (Dollars in thousands)	Weighted Average Life
2004	298,800	3 years	$12.04	$283	0.24 years
2005	417,350	4 years	$13.39	2,663	2.27 years
2006	117,800	4 years	$12.25	1,198	3.04 years
2006	684,073	performance based	$10.21	4,765	3.10 years
Total	1,518,023			$8,909

A summary of the company’s RSU activity and related information follows:

	Year Ended September 30
	2006	2005	2004
Outstanding at beginning of year	791,400	345,300	—
Granted	827,059	499,800	363,200
Expired or cancelled	(34,864)	(53,700)	(17,900)
Exercised	(65,572)	—	—
Outstanding at End of Year	1,518,023	791,400	345,300

Weighted Average Fair Value
Outstanding at beginning of year	$12.80	$11.94	$—
Granted	10.50	13.28	11.91
Expired or cancelled	11.11	11.65	11.30
Exercised	12.60	—	—
Outstanding at End of Year	11.60	12.80	11.94

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under SFAS No. 123. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The impact of this change was $0.7 million for fiscal 2006. Operating cash flows recognized in fiscal 2005 for such excess tax deductions were approximately $0.1 million.

Included in the statement of cash flows in net cash from operations for fiscal 2006 is $9.4 million of stock-based compensation expense. This $9.4 million includes $4.3 million of stock option expense and $5.1 million of RSU amortization expense. Prior to the adoption of SFAS No. 123(R), there was no stock option expense included in the fiscal 2005 statement of cash flows or net income. The $2.5 million and $1.2 million of stock-based compensation expense included in cash from operations for fiscal years 2005 and 2004, respectively, is comprised entirely of RSU amortization expense. Financing activities include stock option exercises of $3.3 million and $1.8 million, for fiscal years, 2006 and 2005 respectively. For fiscal 2006, this $3.3 million was comprised of $2.6 million of proceeds received from the exercise of stock options and $0.7 million for the benefits of tax deductions in excess of recognized compensation expense. For fiscal 2005, the entire $1.8 million was from the proceeds on exercise of stock options. In fiscal 2006, the company terminated its Employee Stock Purchase Plan (ESPP).

12. Segment and Geographic Information

In fiscal 2006, the company operated its business in the following five operating segments: Antenna and Cable Products, Base Station Subsystems, Network Solutions, Wireless Innovations and Satellite Communications. Antenna and Cable Products include coaxial cables, connectors, cable assemblies and accessories as well as base station antennas and terrestrial microwave antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners that are sold individually or as parts of integrated subsystems. Network Solutions includes software and equipment to locate wireless E-911 callers, as well as equipment and services for testing and optimizing wireless networks. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive, and include both complete systems and individual components. Satellite Communications products include earth station antennas, high frequency and radar antennas, direct-to-home antennas and very small aperture terminal antennas.

The company sells to a wide range of customers worldwide. In fiscal 2006 and 2005, no country outside of the United States accounted for 10% or more of total sales. In fiscal 2004, sales originating from Italy accounted for 11% of total sales.

No single customer accounted for 10% or more of total sales in fiscal 2006. In fiscal 2005, Cingular Wireless accounted for 11% of total company sales and in fiscal 2004, Lucent Technologies accounted for 14% of total company sales.

Principal financial data by segment and geographic selling location is as follows:

	Year Ended September 30
Dollars in thousands	2006	2005	2004

Sales by Segment
Antenna and Cable Products [1]	$1,248,418	$1,049,775	$823,258
Base Station Subsystems	504,865	446,001	497,645
Network Solutions	90,808	157,405	175,431
Wireless Innovations	180,169	168,459	123,155
Satellite Communications	121,833	139,594	208,873
Total Sales	$2,146,093	$1,961,234	$1,828,362

Sales by Geographic Area
United States – Domestic	$929,417	$866,108	$844,972
United States – Export	61,176	72,181	80,134
Europe, Middle East, Africa	681,123	630,803	540,837
Asia-Pacific	324,772	253,080	254,613
Other Americas	149,605	139,062	107,806
Total Sales	$2,146,093	$1,961,234	$1,828,362

1.	Includes sales for freight and distribution services of $30.0 million in fiscal 2006, $26.0 million in fiscal 2005 and $22.8 million in fiscal 2004 that are not included in the Antenna and Cable Products results for internal management reporting purposes.

	Year Ended September 30
Dollars in thousands	2006	2005	2004
Operating Income (Loss)[2]
Antenna and Cable Products[1]	$194,302	$161,671	$146,245
Base Station Subsystems[3]	(6,925)	(32,856)	(1,605)
Network Solutions	9,725	61,097	71,495
Wireless Innovations	35,294	30,647	17,388
Satellite Communications	(18,294)	(5,511)	(12,075)
Items not included in segments
Unallocated Sales and Administrative Costs[1]	(119,769)	(114,244)	(117,141)
Intangible Amortization	(19,011)	(22,100)	(37,583)
Gain (loss) on Sale of Assets	8,008	(1,202)	(10,164)
Total Operating Income	$83,330	$77,502	$56,560

Assets Identifiable to
United States	$562,609	$570,873	$550,782
Europe, Middle East, Africa	491,243	442,432	450,366
Asia-Pacific	296,044	273,344	214,787
Other Americas	129,154	108,194	97,483
Goodwill & Other Intangible Assets	929,871	918,836	928,871
Consolidated Assets	$2,408,921	$2,313,679	$2,242,289

Assets Identifiable by Segment
Antenna and Cable Products	$219,901	$193,164	$153,772
Base Station Subsystems	94,778	87,086	103,206
Network Solutions	8,398	5,950	10,522
Wireless Innovations	38,149	45,032	40,879
Satellite Communications	27,114	22,224	53,429
Unallocated Assets	2,020,581	1,960,223	1,880,481
Consolidated Assets	$2,408,921	$2,313,679	$2,242,289

Goodwill Identifiable by Segment
Antenna and Cable Products	$196,299	$186,308	$183,458
Base Station Subsystems	411,782	402,799	410,503
Network Solutions	117,178	113,233	111,578
Wireless Innovations	143,200	152,658	152,757
Satellite Communications	14,207	7,085	7,085
Total Goodwill	$882,666	$862,083	$865,381

1.	Includes operating income (loss) for freight and distribution services of $2.7 million in fiscal 2006, $2.9 million in fiscal 2005 and $3.5 million in fiscal 2004, which are not included in the Antenna and Cable Products results for internal management reporting purposes. The company has also reclassified freight and distribution services operating income of $2.9 million in fiscal 2005, and $3.5 million in fiscal 2004. These were previously classified as unallocated sales and administrative costs.
2.	Segment operating income (loss) includes depreciation expense as provided in the following table.
3.	On February 7, 2005, the company agreed to a request by one of its significant customers to conduct a field retrofit of a product the company sold which contained a defective component supplied by a third party. The company recorded a $16.6 million charge for this retrofit.

	Year Ended September 30
Dollars in thousands	2006	2005	2004

Depreciation Expense
Antenna and Cable Products	$25,276	$24,859	$24,716
Base Station Subsystems	14,993	16,823	17,631
Network Solutions	3,719	3,140	3,172
Wireless Innovations	2,786	2,761	2,365
Satellite Communications	2,456	2,240	2,870
Items not included in segments
Unallocated Depreciation Expense	10,987	12,079	14,373
Total Depreciation Expense	$60,217	$61,902	$65,127

Capital Expenditures[1]
Antenna and Cable Products	$26,625	$25,241	$28,598
Base Station Subsystems	16,053	20,560	26,061
Network Solutions	3,240	3,187	4,052
Wireless Innovations	3,122	3,892	2,046
Satellite Communications	4,683	2,652	2,091
Items not included in segments
Unallocated Capital Expenditures	17,310	10,837	9,065
Total Capital Expenditures	$71,033	$66,369	$71,913

1.	The amounts in 2006 exclude the lease obligation of $25.2 million for the new Joliet, Illinois facility.

13. Selected Quarterly Financial Information (Unaudited)

Due to variability of shipments under large contracts, customers’ seasonal installation considerations, variations in product mix and in profitability of individual orders, the company may experience wide quarterly fluctuations in sales and operating results. Consequently, it is more meaningful to focus on annual rather than quarterly results.

Dollars in thousands, except per share amounts	December	March	June	September	Total

2006
Sales	$514,699	$481,653	$550,688	$599,053	$2,146,093
Gross profit	117,006	99,417	121,611	135,345	473,379
Gain (Loss) on sale of assets	(1,461)	72	262	9,135[2]	8,008
Operating income	21,264	8,588	18,026	35,452[3]	83,330
Income before income taxes	18,530	5,113	14,241	31,224	69,108
Net income (loss)	14,843	3,569	6,963	(59,665)[1]	(34,290)

Basic and diluted income (loss) from continuing operations	0.09	0.02	0.04	(0.38)[1]	(0.22)
Basic and diluted net income (loss) per share	0.09	0.02	0.04	(0.38)[1]	(0.22)

Common Stock Closing Price Range:
High	11.57	13.74	12.24	9.60
Low	10.21	10.62	8.75	7.42

1.	Includes a non-cash valuation allowance for deferred taxes of $83.4 million.
2.	Includes a gain on the sale of land at the Orland Park, Illinois facility of $9.0 million.
3.	Includes merger costs of $10.0 million and a pension termination gain of $14.2 million.

Dollars in thousands, except per share amounts	December	March	June	September	Total

2005
Sales	$473,837	$481,747	$487,235	$518,415	$1,961,234
Gross profit	91,160[1]	116,541	112,923	116,164[1]	436,788
Gain (Loss) on sale of assets	—	1,033	(1,522)	(713)	(1,202)
Operating income	3,872[1]	27,376	23,833	22,421[1]	77,502
Income before income taxes	354	24,903	21,003	16,919	63,179
Net income	2,978[1,2]	15,353	12,989	7,538[1,3]	38,858
Preferred stock dividends	117	115	—	—	232
Net income available to common shareholders	2,861[1,2]	15,238	12,989	7,538[1,3]	38,626

Basic and diluted income from continuing operations	0.02[1,2]	0.09	0.08	0.05[1,3]	0.24
Basic and diluted net income per share	0.02[1,2]	0.09	0.08	0.05[1,3]	0.24

Common Stock Closing Price Range:
High	15.33	13.62	13.91	13.93
Low	12.51	11.32	11.03	10.67

1.	Includes a $19.8 million product recall charge due to a defective component supplied by a third party in the December quarter, and a recovery of $3.2 million in the September quarter.
2.	Includes a tax benefit of $4.5 million for favorable resolution of certain income tax matters.
3.	Includes a deferred tax valuation allowance of $5.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Andrew Corporation

We have audited the accompanying consolidated balance sheets of Andrew Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, change in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Andrew Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

December 8, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of Andrew, are responsible for establishing and maintaining adequate internal control over financial reporting of the company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management has assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2006. Based on this assessment, we believe that the internal control over financial reporting of the company was effective as of September 30, 2006 based on the COSO criteria. In connection with this assessment, there were no material weaknesses in the company’s internal control over financial reporting identified by management.

Ernst & Young LLP, an independent registered public accounting firm, as auditors of the company’s financial statements included in this annual report, issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. Ernst & Young LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, is included herein.

/s/ Ralph E. Faison	/s/ Marty R. Kittrell

Ralph E. Faison	Marty R. Kittrell
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Andrew Corporation

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Andrew Corporation and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Andrew Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Andrew Corporation and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Andrew Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Andrew Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, change in shareholder’s equity and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

December 8, 2006

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2006, the company’s management, including its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2006 in providing reasonable assurance that information required to be disclosed by the company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The company’s management, including its Chief Executive Officer and Chief Financial Officer, do not expect that the company’s disclosure controls and procedures or the company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 401 of Regulation S-K concerning Andrew’s executive officers is furnished in Part I of this Annual Report on Form 10-K under the caption “Additional Item—Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item (except as set forth below) is contained in the company’s fiscal 2006 Proxy Statement (the “Proxy Statement”) under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Meetings and Committees of the Board of Directors.”

Andrew has adopted a Code of Conduct that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. Information concerning Andrew’s Code of Conduct is incorporated herein by reference from the Proxy Statement under the caption “Corporate Governance Policies and Practices.”

Item 11.  Executive Compensation

Information required by this Item is contained in the Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” and “Report of the Compensation and Human Resources Committee of the Board of Directors” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information required by this Item is contained in the Proxy Statement under the captions “Ownership of Andrew Common Stock” and “Equity Compensation Plan Information Table” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

Item l4.  Principal Accountant Fees and Services

Information required by this Item is contained in the Proxy Statement under the caption “Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV

Item l5.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K, on pages 37 to 68.

(a)(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D	Column E
		Additions
Year Ended September 30, 2006	Balance at beginning of period	Charged to costs & expenses	Balance due to acquisition	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts	8,939	1,990	133[1]		(3,950)[2]	7,112
Inventory reserves	41,916	26,353	1,201[1]		(10,170)[5]	59,300
Deferred tax assets valuation allowance	49,186	102,209[3]	645	7,403[4]		159,443

Year Ended September 30, 2005

Allowance for doubtful accounts	9,556	1,421	—	941	(2,979)[2]	8,939
Inventory reserves	50,903	19,525	—	—	(28,512)[5]	41,916
Deferred tax assets valuation allowance	42,289	12,075	—	(5,178)[6]	—	49,186

Year Ended September 30, 2004

Allowance for doubtful accounts	9,251	6,096	569[7]	(2,831)	(3,529)[2]	9,556
Inventory reserves	43,531	17,372	9,128[8]	—	(19,128)[5]	50,903
Deferred tax assets valuation allowance	24,625	6,404	4,218	7,042[9]	—	42,289

1.	Includes Precision Antenna, Skyware, and Cell Site Industries
2.	Accounts receivable written-off against allowance for doubtful accounts
3.	Includes $83 million valuation allowance against net U.S. deferred tax assets, which was recorded in September 2006
4.	Includes losses in foreign jurisdictions for which no benefit has been recorded
5.	Inventory scrapped against inventory reserves
6.	Adjustment to purchase accounting (i.e. goodwill) for the Allen Telecom acquisition
7.	MTS Wireless Components acquisition in March 2004
8.	Channel Master acquisition in November 2003
9.	Represents increase in deferred tax assets related to foreign losses carried forward

All other schedules have been omitted because they are either not required under the applicable instructions, are not applicable, or the information is included in the notes to the consolidated financial statements.

(a)(3) Exhibit Index:

Exhibit No.	Description	Reference

3.1	Restated Certificate of Incorporation	Filed as Exhibit 4.1 to Form S-8 filed on July 22, 2003 and incorporated herein by reference. (SEC File No. 333-107243)

3.2	By-Laws of Registrant	Filed as Exhibit 3.2 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.1	Note Assumption and Exchange Agreement dated as of July 15, 2003	Filed as Exhibit 4.3 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 33-110014)

4.2	Stockholder Rights Agreement dated November 14, 1996	Filed as Exhibit 4 to Form 8-A filed on November 26, 1996 and incorporated herein by reference. (SEC File No. 000-09514)

4.3	First Amendment, dated October 26, 2005, to the Stockholder Rights Agreement dated November 14, 1996	Filed as Exhibit 4.2 to Form 8-A/A filed on October 31, 2005 and incorporated herein by reference. (SEC File No. 000-09514)

4.4	Second Amendment, date May 30, 2006, to Stockholders Rights Agreement dated November 14, 1996	Filed as Exhibit 4.1 to Form 8-K filed on June 1, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

4.5	Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.	Filed as Exhibit 4.1 to Form S-3 filed on August 19, 2002 and incorporated herein by reference. (SEC File No. 333-98333)

4.6	Indenture, dated as of August 8, 2003, between the Registrant and BNY Midwest Trust Company, as Trustee	Filed as Exhibit 4.6 to Form S-3 filed on October 28, 2003 and incorporated herein by by reference. (SEC File No. 333-110014)

4.7	Form of 3 1/4% Convertible Subordinated Note due 2013 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	Filed as Exhibit 4.7 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.8	Registration Rights Agreement, dated as of August 8, 2003, among the Registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers	Filed as Exhibit 4.8 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.9	Warrant to Purchase Common Stock issued on January 16, 2004	Filed as Exhibit 99.2 to Form 8-K filed on February 3, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.1*	Management Incentive Plan dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)

10.2*	Non-employee Directors’ Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference. (SEC File No. (001-14617)

10.3	Credit Agreement dated as of September 29, 2005	Filed as Exhibit 99.2 to Form 8-K filed on October 5, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.4	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed as Exhibit 10(E) to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

10.5*	Amended and Restated Employee Retirement Benefit Restoration Plan	Filed as Exhibit 10(G) to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference. (SEC File No. 001-14617)

10.6*	Management Incentive Program, Dated November 18, 1999	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference. (SEC File No. 001-14617)

10.7*	Management Incentive Plan, Dated November 17, 2004	Filed with Proxy Statement in connection with Annual Meeting held February 8, 2005 (filed on January 5, 2005) and incorporated herein by reference. (SEC File No. 001-14617)

10.8*	Long-Term Incentive Plan, Dated November 17, 2004	Filed with Proxy Statement in connection with Annual Meeting held February 8, 2005 (filed on January 5, 2005) and incorporated herein by reference. (SEC File No. 001-14617)

10.9+	Supply Agreement dated as of April 3, 2003 between Lucent Technologies Inc. and Celiant Corporation.	Filed as Exhibit 99.1 to Form 8-K file on April 9, 2003 and incorporated herein by reference. (SEC File No 001-14617)

10.10*	Allen Telecom Inc. Employee Before-Tax Savings Plan	Filed as Exhibit 4.4 to Form S-8 filed on August 1, 2003 and incorporated herein by reference. (SEC File No. 333-107550)

10.11*	Allen Telecom Inc. Amended and Restated 1992 Stock Plan	Filed as Exhibit 4.5 to Form S-8 filed on August 1, 2003 and incorporated herein by reference. (SEC File No. 333-107550)

10.12*	Allen Telecom Inc. Amended and Restated 1994 Non-Employee Director Stock Plan	Filed as Exhibit 4.6 to Form S-8 filed on August 1, 2003 and incorporated herein by reference. (SEC File No. 333-107550)

10.13*	Andrew Corporation Executive Severance Benefit Plan	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.14*	Executive Severance Benefit Plan Agreement with Ralph Faison	Filed as Exhibit 10.2 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.15*	Executive Severance Benefit Plan Agreement with Marty Kittrell	Filed as Exhibit 10.3 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.16*	Executive Severance Benefit Plan Agreement with Dan Hartnett	Filed as Exhibit 10.4 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.17*	Executive Severance Benefit Plan Agreement with John DeSana	Filed as Exhibit 10.6 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.18*	Executive Severance Benefit Plan Agreement with Mark Olson	Filed as Exhibit 10.9 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.19*	Executive Severance Benefit Plan Agreement with John Dickson	Filed as Exhibit 10.13 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.20*	Executive Severance Benefit Plan Agreement with Robert Hudzik	Filed as Exhibit 10.14 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.21*	Executive Severance Benefit Plan Agreement with Roger Manka	Filed as Exhibit 10.16 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.22*	Executive Severance Benefit Plan Agreement with Mickey Miller	Filed as Exhibit 10.17 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

10.23	Settlement Agreement, dated as of January 16, 2004, by and among True Position Inc., KSI Inc., Allen Telecom LLC and Andrew Corporation	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended March 31, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.24*	Stock Option Agreement, under Management Incentive Program (Form of Agreement adopted November 16, 2004)	Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.25*	Form of Deferred Stock Unit Agreement under Management Incentive Program	Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.26*	Form of Stock Option Agreement under Management Incentive Program	Filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.27*	Form of Non-Employee Director Deferred Stock Unit Agreement under Andrew Corporation Long-Term Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.28	Agreement for Purchase and Sale of Real Estate dated August 25, 2005	Filed as Exhibit 99.1 to Form 8-K filed on December 2, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.29	First Amendment, dated November 28, 2005, to Agreement to purchase and sale of Real Estate dated August 25, 2005	Filed as Exhibit 99.2 to Form 8-K filed on December 2, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.30*	Form of Deferred Stock Unit Agreement under Long-Term Incentive Program	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended March 31, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.31*	Amendment to Stock Option Agreement(s)	Filed as Exhibit 99.1 to Form 8-K filed on August 18, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.32*	Form of Performance Cash Agreement under Management Incentive Program	Filed as Exhibit 10.1 to Form 8-K filed on November 22, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.33*	Form of Restricted Stock Unit Agreement under Long-Term Incentive Program	Filed as Exhibit 10.2 to Form 8-K filed on November 22, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.34*	Form of Stock Option Agreement under Long-Term Incentive Program	Filed as Exhibit 10.3 to Form 8-K filed on November 22, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.35	Industrial Building Lease Agreement dated November 18, 2005	Filed as Exhibit 99.1 to Form 8-K filed on November 23, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.36	First Amendment to Credit Agreement dated June 16, 2006 among the Registrant, the Designated Subsidiaries of the Registrant, certain financial institutions named therein and Bank of America, National Association, as Administrative Agent for the lenders as L/C issuer.	Filed as Exhibit 10.1 to Form 8-K filed on June 20, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

10.37+	Manufacturing Supply Agreement dated September 14, 2006 among the Registrant, Andrew Telecommunication Products S.R.L. and Elcoteq Network S.A.	Filed herewith.

Item 15. cont.

10.38	Asset Purchase Agreement dated October 31, 2006 between the Registrant and EMS Technologies, Inc.	Filed herewith.

10.39	Form of Indemnification Agreement	Files as Exhibit 10.2 to Form 10-Q for fiscal quarter ended March 31, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

10.40	Executive Severance Benefit Plan Agreement with Justin Choi	Filed as Exhibit 99.1 to Form 8-K filed on April 20, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

10.41	Mutual Termination Agreement dated as of August 9, 2006 with ADC Telecommunications Inc.	Filed as Exhibit 99.1 to Form 8-K files on August 11, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

10.42*	First Amendment to Management Incentive Program	Filed herewith.

10.43*	Second Amendment to Management Incentive Program	Filed herewith.

12	Statement regarding ratio of earnings/(loss) to fixed charges	Filed herewith.

21	List of Significant Subsidiaries	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith.

32	Section 1350 Certification	Furnished herewith.

*	Indicates compensatory plan or arrangement.
+	Certain confidential information has been omitted from this agreement and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2006.

Andrew Corporation

By	/s/ Ralph E. Faison

Ralph E. Faison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 13, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/ Ralph E. Faison	/s/ Marty R. Kittrell

	Ralph E. Faison	Marty R. Kittrell
	President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ Mark A. Olson	/s/ Charles R. Nicholas

	Mark A. Olson	Charles R. Nicholas
	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	Chairman

	/s/ William L. Bax	/s/ Thomas A. Donahoe

	William L. Bax	Thomas A. Donahoe
	Director	Director

	/s/ Jere D. Fluno	/s/ William O. Hunt

	Jere D. Fluno	William O. Hunt
	Director	Director

	/s/ Gerald A. Poch	/s/ Anne F. Pollack

	Gerald A. Poch	Anne F. Pollack
	Director	Director

	/s/ Glen O. Toney	/s/ Andrea L. Zopp

	Glen O. Toney	Andrea L. Zopp
	Director	Director

EXHIBIT INDEX

Item Number	Description

12	Ratio of earnings to fixed charges and preferred stock

21	List of Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification

Shareholder Information

Transferring Stock or Making a Name Change

A stock transfer is required when shares are donated as a gift or when there is a change in name or ownership. To transfer stock, complete and sign the assignment section on the back of the certificate or on an assignment form separate from the stock certificate. Then forward it, via registered mail, to Computershare Investor Services, LLC. Be sure to include all necessary names, addresses, and Social Security or tax identification numbers for the new registration. The signature(s) must be guaranteed by an approved eligible financial institution acceptable to the transfer agent before the certificate is submitted to Computershare Investor Services, LLC.

Change of Address

Registered shareholders should send change-of-address information to Computershare Investor Services, LLC as soon as possible to ensure proper and timely delivery of mailings from the company.

Missing Certificates

If stock certificates are lost, stolen, or destroyed, you should immediately notify Computershare Investor Services, LLC by mail. Include exact name(s) in which the stock is registered and, if possible, the numbers and issue dates of the missing certificates.

Common Stock

Andrew Corporation Common Stock is traded on the NASDAQ Global Select Market under the symbol ANDW.

Duplicate Mailings

Shares owned by one person but held in different forms of the same name (e.g., John Smith, John B. Smith, J.B. Smith) result in duplicate mailing of shareholder information at added expense to the company and to you as a shareholder. Such duplication can be eliminated only at the request of the shareholder by notifying Computershare Investor Services, LLC.

Consolidating Accounts

Some stockholders have more than one account in the same name, which results in the required mailing of separate company material for each account. To consolidate accounts, send stock certificates, via registered mail, to Computershare Investor Services, LLC with signatures guaranteed as noted above in the section regarding transferring stock.

Dividends

Andrew Corporation has never paid cash dividends on its common stock. The Board of Directors periodically reviews this practice and, to date, has elected to retain earnings in the business to finance investments and operations.

Historical Closing Price Range of Common Stock

Fiscal Year Ended September 30

	2006	2005	2004	2003	2002
Low-High Closing Prices as Reported by NASDAQ:
First Quarter	$10.21–$11.57	$12.51–$15.33	$10.05–$13.76	$6.06–$12.45	$17.38–$23.82
Second Quarter	10.62–13.74	11.32–13.62	12.36–18.83	5.50–11.27	15.79–24.43
Third Quarter	8.75–12.24	11.03–13.91	16.58–21.26	5.73–10.04	13.35–18.00
Fourth Quarter	7.42–9.60	10.67–13.93	9.40–19.92	9.34–14.17	6.50–14.36
Fiscal Year Range	7.42–13.74	10.67–15.33	9.40–21.26	5.50–14.17	6.50–24.43
Stock Price–Fiscal Year End	$9.25	$11.15	$12.24	$12.08	$6.55

Investor Relations

To receive company material, including the annual report on Form 10-K filed with the Securities and Exchange Commission, or to obtain information on other matters of investor interest, please visit our website at www.andrew.com.

Address

Andrew Corporation

Worldwide Headquarters

3 Westbrook Corporate Center, Suite 900

Westchester, IL USA 60154

800-232-6767

+1 (708) 236-6616

Transfer Agent Contact Information

+1 (312) 360-5167

800-357-1910

www.computershare.com

First Class, Registered and Certified Mail:

Computershare Investor Services, LLC

P.O. Box 43036

Providence, RI 02940-3036

Overnight Courier:

Computershare Investor Services, LLC

250 Royall Street Mail Stop 1A

Canton, MA 02021-1011

Annual Meeting

The 59th Annual Meeting of Shareholders (27th as a publicly-owned company) will be held at 10:00 a.m. CST Wednesday, February 7, 2007 at the Westbrook Conference Center, 2 Westbrook Corporate Center, Westchester, IL 60154.

Andrew Corporation (NASDAQ:ANDW) designs, manufactures, and delivers innovative and essential equipment and solutions for the global communications infrastructure market. The company serves operators and original equipment manufacturers from facilities in 35 countries. Andrew (www.andrew.com), headquartered in Westchester, Illinois, is an S&P MidCap 400 company founded in 1937.