Form 10-Q
period 2006-12-31
ANDREW CORP
filed 2007-02-08
CIK 317093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of outstanding shares of the registrant’s common stock as of February 5, 2007 was 156,595,216.

INDEX

ANDREW CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	September 30,
	2006	2006
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	$100,373	$169,609
Accounts receivable, less allowances (December 2006 - $7,888; September 2006 - $7,112)	535,022	557,834
Inventory	426,982	388,296
Other current assets	50,899	37,282
Assets held for sale	19,164	—

Total Current Assets	1,132,440	1,153,021
Other Assets
Goodwill	916,484	882,666
Intangible assets, less amortization	41,963	47,205
Other assets	60,812	62,018

Property, Plant and Equipment
Land and land improvements	23,378	22,578
Buildings	168,497	160,244
Equipment	585,733	566,482
Allowance for depreciation	(505,474)	(485,293)

	272,134	264,011

TOTAL ASSETS	$2,423,833	$2,408,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	266,529	324,295
Accrued expenses and other liabilities	134,413	115,952
Compensation and related expenses	49,135	60,596
Restructuring	9,892	6,167
Income tax payable	9,419	5,433
Notes payable and current portion of long-term debt	108,603	55,443
Liabilities related to assets held for sale	4,951	—

Total Current Liabilities	582,942	567,886
Deferred liabilities	46,806	43,382
Long-term debt, less current portion	277,848	290,378

SHAREHOLDERS’ EQUITY
Common stock (par value, $.01 a share: 400,000,000 shares authorized: 162,476,513 shares issued at December 31, 2006 and September 30, 2006, including treasury stock)	1,625	1,625
Additional paid-in capital	684,371	684,868
Accumulated other comprehensive income	55,679	37,743
Retained earnings	833,751	836,298
Treasury stock, common stock at cost (5,901,410 shares at December 31, 2006 and
5,215,977 shares at September 30, 2006)	(59,189)	(53,259)

Total Shareholders’ Equity	1,516,237	1,507,275

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,423,833	$2,408,921

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2006	2005
Sales	$522,185	$514,699
Cost of products sold	400,694	397,693

Gross Profit	121,491	117,006

Operating Expenses
Research and development	27,309	27,959
Sales and administrative	66,026	61,704
Intangible amortization	5,871	5,119
Restructuring	6,527	(501)
(Gain) loss on sale of assets	(185)	1,461

	105,548	95,742

Operating Income	15,943	21,264

Other
Interest expense	4,123	3,769
Interest income	(1,265)	(881)
Other expense (income), net	899	(154)

	3,757	2,734

Income Before Income Taxes	12,186	18,530

Income taxes	14,733	3,687

Net Income (Loss)	$(2,547)	$14,843

Basic and Diluted Net Income (Loss) per Share	$(0.02)	$0.09

Average Shares Outstanding
Basic	157,071	160,210
Diluted	157,071	178,140

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended December 31,
	2006	2005
Cash Flows from Operations
Net income (loss)	$(2,547)	$14,843

Adjustments to Net income (loss)
Depreciation	14,267	13,860
Amortization	5,871	5,119
Gain on sale of assets	(185)	(28)
Restructuring costs	3,725	(1,360)
Stock-based compensation	2,716	2,097

Change in Operating Assets / Liabilities
Accounts receivable	39,177	2,429
Inventory	(18,421)	(14,002)
Other assets	(21,633)	(3,756)
Accounts payable and other liabilities	(49,484)	(20,983)

Net Cash Used for Operations	(26,514)	(1,781)

Investing Activities
Capital expenditures	(19,962)	(12,346)
Acquisition of businesses	(49,626)	—
Investments	—	(1,722)
Proceeds from sale of property, plant and equipment	390	1,238

Net Cash Used for Investing Activities	(69,198)	(12,830)

Financing Activities
Long-term debt payments, net	(25,736)	(6,920)
Notes payable borrowings, net	59,594	16,138
Payments to acquire common stock for treasury	(10,089)	(17,600)
Stock purchase and option plans	—	3

Net Cash From (Used for) Financing Activities	23,769	(8,379)

Effect of exchange rate changes on cash	2,707	(2,390)

Decrease for the Period	(69,236)	(25,380)
Cash and Equivalents at Beginning of Period	169,609	188,780

Cash and Equivalents at End of Period	$100,373	$163,400

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2006.

The preparation of the unaudited financial statements in conformity with GAAP requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, sales returns, inventory reserves, revenue recognition, warranty costs, depreciation and amortization, goodwill and intangible asset impairments, contingencies, taxes, pension liabilities, and restructuring and merger integration costs. Estimates are revised periodically. Actual results could differ from these estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

NOTE 2. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended December 31,
BASIC EARNINGS (LOSS) PER SHARE	2006	2005
Net income (loss)	$(2,547)	$14,843

Average basic shares outstanding	157,071	160,210

Basic net income (loss) per share	$(0.02)	$0.09

	Three months ended December 31,
DILUTED EARNINGS (LOSS) PER SHARE	2006	2005
Net income (loss)	$(2,547)	$14,843

Effect of dilutive securities:
Interest expense for convertible notes, net of tax	—	1,487

Net income (loss) after assumed conversions	$(2,547)	$16,330

Average basic shares outstanding	157,071	160,210
Convertible Notes	—	17,532
Options, warrants, and equivalents	—	398

Average diluted shares outstanding	157,071	178,140

Diluted net income (loss) per share	$(0.02)	$0.09

The company did not include the dilutive effect of 755,677 stock options for the three months ended December 31, 2006. Including these shares would have decreased the loss per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share for the three months ended December 31, 2006 because including these shares and excluding the interest expense on these notes would have been anti-dilutive.

Options and warrants to purchase 7,570,747 and 8,369,842 shares of common stock, at December 31, 2006 and 2005, respectively, were not included in the computation of diluted shares because the exercise prices of the options and warrants were greater than the average market price of the company’s common stock.

NOTE 3. INVENTORIES

Inventories consisted of the following at December 31, 2006 and September 30, 2006, net of reserves:

	December 31,	September 30,
(In thousands)	2006	2006
Raw materials	$109,074	$110,431
Work in process	124,849	110,936
Finished goods	193,059	166,929

	$426,982	$388,296

NOTE 4. COMPREHENSIVE INCOME

For the three months ended December 31, 2006 and 2005, comprehensive income consisted of net income (loss) and foreign currency translation adjustments. Additionally, in the three months ended December 31, 2005, the company recognized a $1.5 million gain for foreign currency translation adjustments related to the liquidation of an investment in a foreign subsidiary. Foreign currency translation adjustments are recorded in accumulated other comprehensive income, a component of shareholders’ equity. The following table sets forth comprehensive income for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
(In thousands)	2006	2005
Net income (loss)	$(2,547)	$14,843
Foreign currency translation adjustments	17,936	(12,132)
Realized foreign currency translation adjustment	—	1,489

Comprehensive income	$15,389	$4,200

NOTE 5. RECENTLY ISSUED ACCOUNTING POLICIES

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This pronouncement will be effective second quarter of fiscal 2007. The task force reached a conclusion that either method is acceptable, however, if taxes are reported on a gross basis (included as Sales) those amounts should be disclosed if significant. Sales and value added taxes have not historically been included in revenues; however, we are still evaluating the impact of this pronouncement.

In July 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The company is required to adopt FIN 48 at the beginning of fiscal 2008 and is in the process of determining any potential impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the company beginning in fiscal 2008, and the company is in the process of determining any potential impact to the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. SFAS No. 158 is effective for the company as of September 30, 2007. Had this pronouncement been effective as of December 31, 2006, accumulated other comprehensive income would have decreased by $26.1 million, with a corresponding increase to net long-term liabilities.

NOTE 6. ADOPTION OF NEW ACCOUNTING POLICIES

In May 2005, the FASB issued revised SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements for changes in accounting principle. The company adopted SFAS No. 154 beginning in fiscal 2007. The adoption of SFAS No. 154 did not have an impact on the company’s results of operations.

In October 2005, the FASB issued Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. The guidance requires that the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for the first reporting period beginning after December 15, 2005. The company adopted FSP 13-1 in the second quarter fiscal 2006. The adoption of FSP 13-1 did not have a material impact on the company’s results of operations.

NOTE 7. STOCK-BASED COMPENSATION

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

The company elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method beginning in fiscal 2006, compensation expense recognized includes: (a) expense for all share-based payments granted prior to, but not vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method, the company did not restate prior period results.

The company maintains long-term management incentive plans (“LTIPs”) which provide for the issuance of equity-based awards including stock options, which vest over a four- or five-year period. In November of 2006 and 2005, the company granted 495,800 and 455,400 stock options, respectively, under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the weighted average fair value of these options is $5.00 and $5.29 per option, respectively. Total pre-tax compensation cost recognized in the first quarter of fiscal 2007 and 2006 for all stock options was $0.9 and $1.0 million, respectively. Based on the options currently outstanding, the company estimates that for fiscal 2007, the company will recognize $3.4 million, on a pre-tax basis, of compensation expense for all stock options. As of December 31, 2006, unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $6.6 million and the weighted average remaining vesting period of these options was 2.8 years.

The fair value of each option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Quarter Ended December 31,	Fiscal Year Ended September 30,
	2006	2006	2005	2004
Risk-free interest rate	4.67%	4.42%	4.25%	4.00%
Expected life	5.5 years	5.5 years	6.0 years	6.0 years
Expected volatility	50%	50%	66%	61%
Dividend yield	0%	0%	0%	0%
Estimated forfeitures	10%	10%	NA	NA

The risk-free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life used for options granted in fiscal 2007 and 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of exercised options. The estimated volatility for fiscal 2007 and 2006 was based both on the company’s historical stock price volatility and the market-implied volatility from traded options. Prior to fiscal 2006, the company calculated volatility based only on historical stock price volatility. The company used an expected dividend yield of 0% for all periods because the company has never paid a dividend and does not anticipate paying dividends in the foreseeable future. Beginning in fiscal 2006, the company has used an estimated forfeiture rate of 10% based on historical data and maintains that current rate for fiscal 2007. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

A summary of the company’s stock option activity and related information follows for the three months ended December 31, 2006:

	Summary of Option Activity	Weighted Average Exercise Price
Outstanding at September 30, 2006	7,740,116	$16.65
Granted	499,302	9.76
Expired or cancelled	(449,093)	25.91
Exercised	(5,500)	9.36

Outstanding at December 31, 2006	7,784,825	$15.70

Exercisable December 31, 2006	6,646,207	$16.61

The range of exercise prices for options outstanding and exercisable at December 31, 2006 was $8.91 to $37.25.

		Weighted Average			Weighted Average
Range of Exercise Prices	Outstanding Options	Exercise Price	Average Life	Exercisable Options	Exercise Price	Average Life
$ 8.91 - $10.63	1,652,603	$9.72	7.89	862,905	$9.53	6.41
$11.09 - $12.91	1,517,589	11.44	6.91	1,168,669	11.47	6.82
$13.64 - $16.84	1,735,850	14.95	7.40	1,735,850	14.95	7.40
$17.40 - $18.65	641,128	17.62	3.12	641,128	17.62	3.12
$19.12 - $22.19	743,880	21.85	5.08	743,880	21.85	5.08
$22.65 - $24.00	1,425,775	23.16	2.99	1,425,775	23.16	2.99
$27.88 - $37.25	68,000	33.07	0.52	68,000	33.07	0.52

Total	7,784,825	$15.70	5.95	6,646,207	$16.61	5.48

The company also grants restricted stock units (“RSUs”) to officers, key employees and directors under its LTIPs. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. SFAS No. 123(R) requires compensation expense to be adjusted for an estimated forfeiture factor. The company uses an estimated forfeiture rate of 10% based upon its historical experience. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period and is based on the market price of the company’s common stock on the grant date. RSUs generally vest over service periods ranging from three to four years. In addition to service based awards, in fiscal 2007 and 2006, the company granted RSUs that vest based on the company achieving a target return on invested capital (“ROIC”) goal in fiscal 2009 and 2008, respectively. The number of RSUs that vest will range from 0% to 125% of the grant based on the actual ROIC achieved in fiscal 2009 and 2008, respectively, for each grant. In determining compensation expense, the company assumed that the ROIC targets will be achieved at 100% of the grants. The company evaluates this assumption periodically. The fair value of these RSUs was based on the company’s common stock price at the date of each grant. The company recognized pre-tax compensation expense for these RSUs of $1.8 million and $1.1 million in the first quarter of fiscal 2007 and 2006, respectively.

The table below shows the company’s outstanding RSUs at December 31, 2006:

Grant Year	RSU’s Outstanding	Vesting Period	Weighted Average Fair Value	Unearned Compensation Expense (Dollars in thousands)	Weighted Average Life
2004	25,000	3 years	$19.84	$105	0.38 years
2005	355,250	4 years	13.34	1,848	2.01 years
2006	111,000	4 years	12.38	1,129	3.10 years
2006	633,192	performance based	10.21	4,232	1.90 years
2007	21,000	4 years	9.79	197	3.80 years
2007	1,127,606	performance based	$9.76	10,360	2.90 years

Total	2,273,048			$17,871

A summary of the company’s RSU activity and related information follows for the three months ended December 31, 2006:

	Summary of RSU Activity	Weighted Average Fair Value at Grant Date
Outstanding at September 30, 2006	1,518,023	$11.60
Granted	1,151,916	9.76
Expired or forfeited	(69,841)	11.62
Vested	(327,050)	11.50

Outstanding at December 31, 2006	2,273,048	$10.68

NOTE 8. RESTRUCTURING AND INTEGRATION

At December 31, 2006, the company’s total restructuring reserve balance was $9.9 million, which is comprised of $1.0 million for its fiscal 2002 restructuring plan, $3.3 million for the Allen Telecom acquisition integration plan, $0.4 million for the Channel Master integration plan, $0.4 million for the Skyware acquisition integration plan, and $4.8 million for the Italian filter restructuring plan. The company incurred restructuring charges included in operating expense of $6.5 million in the first quarter of fiscal 2007. Included in this amount was a charge of $4.8 million to establish the reserve in Italy for a reduction in force related to outsourcing filter production to Elcoteq. The remaining amount was for other cost cutting initiatives that were expensed as incurred.

Restructuring Reserve

In fiscal 2002, the company initiated a plan to restructure its operations. As part of this plan the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In fiscal 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million. In fiscal 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs.

Since the start of this restructuring initiative in fiscal 2002, the company has incurred $20.7 million of inventory and equipment write downs, paid severance costs of $17.3 million to 1,226 employees, paid $11.5 million for lease cancellation and other costs, and reversed $1.0 million to income. During the first quarter of fiscal 2007, the company incurred cash costs of $0.2 million for lease payments and decreased the reserve $0.1 million as an adjustment to the lease reserve. The remaining reserve balance at December 31, 2006 of $1.0 million relates to a leased facility previously used by the Base Station Subsystems segment for lease cancellation costs that are scheduled to continue through 2007.

A summary of the restructuring reserve activity for the first quarter of fiscal 2007 is as follows (in thousands):

Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Changes to Reserve	Reserve Balance Dec. 31, 2006
Lease cancellation and other costs	$1,236	$(204)	$(80)	$952

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

The company increased the reserve and recorded expense of $0.9 million and $0.1 million in fiscal 2006 and fiscal 2007, respectively, for additional lease cancellation costs related to the Amesbury, Massachusetts facility and decreased the reserve and goodwill in fiscal 2006 by $1.1 million for severance and other costs that will not be incurred.

Since the start of these integration efforts in 2003, the company has paid severance costs of $12.0 million to 462 employees and $8.9 million for lease cancellation and other costs. In the first quarter of fiscal 2007, the company paid cash costs of $0.4 million for severance payments to 55 employees and $0.1 million for lease payments. The company expects to substantially complete its integration activities during fiscal 2007. The reserve balance at December 31, 2006 of $3.3 million primarily relates to the Base Station Subsystems segment. A summary of the Allen Telecom integration reserve activity for the first quarter of fiscal 2007 is as follows (in thousands):

Allen Telecom Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance Dec. 31, 2006
Severance	$730	$(362)	$—	$368
Lease cancellation and other costs	2,919	(72)	81	2,928

Total Allen Telecom Integration Reserve	$3,649	$(434)	$81	$3,296

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

In fiscal 2006, $4.6 million of the previously established reserve were reversed as the company executed a lease agreement to retain a smaller, more cost-effective portion of its existing facility in Smithfield, North Carolina that eliminated the need for employee severance and the majority of facility-related costs. This resulted in a purchase accounting adjustment to decrease the net assets acquired (there was no goodwill acquired in this acquisition). In the first quarter of fiscal 2007, the company paid cash costs of $0.2 million for facility relocation costs.

Channel Master’s operations are included in the Satellite Communications segment. The company expects to substantially complete its integration activities in fiscal 2007. A summary of the Channel Master integration reserve activity for the first quarter of fiscal 2007 is as follows (in thousands):

Channel Master Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance Dec. 31, 2006
Facility relocation and other costs	$607	$(160)	$—	$447

Skyware Acquisition Integration Reserve

As part of the Skyware acquisition in fiscal 2006, the company accrued an integration reserve for costs to integrate Skyware’s operations with those of Andrew. This initial cost estimate of $0.7 million was comprised of a $0.4 million provision for restructuring manufacturing operations and $0.3 million to pay severance benefits. The $0.7 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of net assets acquired. In the first quarter of fiscal 2007, the company paid cash costs of $0.3 million for severance payments to one employee. The company expects to finalize the integration plan in fiscal 2007. This reserve balance relates to the Satellite Communications segment.

A summary of the Skyware integration reserve activity for the first quarter of fiscal 2007 is as follows (in thousands):

Skyware Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance Dec. 31, 2006
Severance	$337	$(296)	$—	$41
Lease cancellation and other costs	338	—	—	$338

Total Allen Telecom Integration Reserve	$675	$(296)	$—	$379

Italian Filter Restructuring Reserve

As part of the outsourcing of filter production to Elcoteq, in the first quarter of fiscal 2007 the company accrued a restructuring reserve for the reduction in force of approximately 156 employees that will be terminated at facilities in Capriate and Agrate, Italy. The restructuring reserve balance primarily relates to the Base Station Subsystems segment.

The company expects to substantially complete its reduction in force in fiscal 2007. A summary of the Italy restructuring reserve activity for the first quarter of fiscal 2007 is as follows (in thousands):

Italian Filter Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance Dec. 31, 2006
Severance	$—	$—	$4,818	$4,818

NOTE 9. CONTINGENCIES

Warranty Reserve

The company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the company vary depending upon the product sold. The company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time revenue is recognized. Factors that affect the company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The company reports warranty reserves as a current liability included in accrued expenses and other liabilities. Changes in the company’s warranty reserve during the three months ended December 31, 2006 and 2005 are as follows:

	Three months ended December 31,
(In thousands)	2006	2005
Warranty reserve at beginning of period	$17,044	$26,754
Accrual for warranties issued	3,556	5,145
Warranty reserve aquired in acquisition	1,604	—
Warranty settlements made	(306)	(5,961)
Warranty expirations and adjustments	265	(456)

Warranty reserve at end of period	$22,163	$25,482

In fiscal 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines. This $16.6 million was comprised of a first quarter fiscal 2005 charge of $19.8 million and a fourth quarter recovery from a third-party vendor of $3.2 million. The repair and replacement of installed units was completed during the first three months of fiscal 2007, during which time the company paid $0.1 million for this component failure, which is included in warranty settlements in the table above.

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

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation will have a material effect on the company’s business, financial position, results of operations or cash flow.

NOTE 10. BUSINESS ACQUISITIONS

On December 1, 2006, the company acquired EMS Wireless, a division of EMS Technologies, Inc., a major designer and manufacturer of base station antennas based in Norcross, Georgia for approximately $50.0 million in cash. A preliminary allocation of the purchase price resulted in $32.0 million of goodwill. The company has not completed its purchase price allocation and has not yet assigned any of the purchase price to intangible assets, nor has the company finalized the valuation of assets acquired and liabilities assumed. The company anticipates completing its purchase price allocation by the end of fiscal 2007. This acquisition did not have a material impact on the financial statements.

NOTE 11. SALE OF ASSETS

In the three months ended December 31, 2006 and 2005, the company recorded a (gain) loss on the sale of assets of $(0.2) million and $1.5 million respectively. The loss of $1.5 million in the first quarter of fiscal 2006 included a $2.0 million write-down of certain assets to fair value ($1.5 million of intangible assets and $0.5 million of inventory and fixed assets). In the first quarter of fiscal 2006, the company also recognized a gain of approximately $0.8 million principally from the sale of unimproved land in Denton, Texas.

During the first quarter of fiscal 2007, the company decided to sell its Yantai, China facility and inventory and equipment related to its broadband cable business (the “Yantai sale”). On January 22, 2007, the company announced the Yantai sale to Andes Industries, Inc. (“Andes”). Concurrent with the sale, the company will exercise the conversion feature of a note receivable from Andes, obtained in a previous transaction, for a 30% equity ownership interest in Andes. The company recorded a $0.1 million write-down in the first quarter of fiscal 2007 of the assets included in the Yantai sale to fair value. The write-down considered a preliminary estimate of approximately $4.0 million of goodwill allocated to the transaction. The transaction is expected to close in the second quarter of fiscal 2007.

The company’s assets and liabilities held for sale as of December 31, 2006, which primarily relate to the Yantai sale, are as follows:

December 31, 2006
(In thousands)
Assets held for sale
Accounts receivable	$731
Inventory	9,492
Other current assets	72
Property, plant, and equipment, net	8,869

Total assets held for sale	$19,164

Liabilities related to assets held for sale
Accounts payable and other current liabilities	$4,951

NOTE 12. DEBT

Under the terms of the company’s $250 million revolving credit facility, the company is subject to various quarterly requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed-charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. The company was in compliance with all of these requirements as of December 31, 2006 and had the ability to utilize the entire $250 million credit facility.

During the first quarter of fiscal 2007 the company retired its remaining 6.65% and 6.74% senior notes, in the amount of $16.8 million.

NOTE 13. BENEFIT PLANS

The company had two defined benefit plans, one that covers approximately 663 current and former employees of the company’s United Kingdom subsidiary and a frozen plan that was assumed from Allen Telecom that covered approximately 1,600 former employees of Allen Telecom (the “Allen Plan”). In fiscal 2005 the company initiated the process of terminating the Allen Plan. In the fourth quarter of fiscal 2006 the company purchased an annuity contract to fully fund the remaining obligations and terminated the Allen Plan.

The components of net periodic expense for these plans, as well as the company’s post-retirement medical and life insurance plans, for the three months ended December 31, 2006 and 2005 are as follows:

	Pension Benefits Three months ended December 31,		Medical Plans and Other Benefits Three months ended December 31,
(In thousands)	2006	2005	2006	2005
Service costs	$616	$448	$73	$102
Interest costs	1,362	1,709	216	243
Expected return on plan assets	(1,263)	(1,380)	—	—
Amortization of unrecognized prior service costs	77	79	(228)	(135)
Amortization of net loss (gain)	161	(40)	259	337

Net periodic expense	$953	$816	$320	$547

Recent legislation enacted in the U.K. is expected to have the effect of accelerating the rate of funding required for the U.K. defined benefit pension plan. This legislation has had no effect on the contributions paid in the first quarter of fiscal 2007. The company is analyzing the potential impact for the remainder of fiscal 2007.

NOTE 14. INCOME TAXES

The reported tax rate was 120.9% for the first quarter of fiscal 2007. The reported tax rate for the quarter differs significantly from the company’s projected annual effective tax rate of approximately 40% to 42% due to significant losses in the United States and Italy during the quarter for which the company recorded no tax benefits.

The reported tax rate was 19.9% for the first quarter of fiscal 2006, reflecting an underlying effective tax rate on operations of 30.0% and a $1.9 million tax benefit related to the repatriation of foreign subsidiary earnings.

As of December 31, 2006, the company continues to maintain valuation allowances against its deferred tax assets (primarily net operating loss and tax credit carryforwards) in certain jurisdictions, principally the United States and Italy, for which the company currently believes it is more likely than not that these deferred tax assets will be not realized. Recoverability of these deferred tax assets is dependent upon the company’s ability to generate future taxable profits in the appropriate jurisdictions.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

In accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, the company is considered the owner of the new Joliet, Illinois manufacturing facility during the construction period. The company capitalized, as construction in progress (within Buildings on the balance sheet), $5.3 million in the first quarter of fiscal 2007, with a corresponding increase to long-term debt, based on the construction project’s estimated costs incurred by the landlord during the period. As of December 31, 2006, the company had total capitalized costs of $30.5 million related to the landlord’s estimated project costs incurred for the Joliet facility.

NOTE 16. SEGMENTS

The company manages its business in two operating groups which are comprised of five reportable segments: Antenna and Cable Products, Satellite Communications, Base Station Subsystems, Network Solutions, and Wireless Innovations.

Antenna and Cable Products includes a diverse product offering for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas. Satellite Communications is comprised of the following product lines: direct-to-home (DTH) satellite antennas, earth station antennas and systems (ESA) and high frequency (HF) / radar products. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. Network Solutions includes geolocation products, network optimization analysis systems, and engineering and consulting services. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways and airports. The following table shows sales and operating income (loss) by reporting segment for the three months ended December 31, 2006 and 2005:

(In thousands)	2006	2005
Sales
Antenna and Cable Products
Antenna and Cable Products[1]	$339,545	$290,944
Satellite Communications	23,090	29,063

Total Antenna and Cable Products	362,635	320,007

Wireless Network Solutions
Base Station Subsystems	89,875	123,454
Network Solutions	19,390	22,420
Wireless Innovations	50,285	48,818

Total Wireless Network Solutions	159,550	194,692

Total Consolidated Sales	$522,185	$514,699

Operating Income (Loss)
Antenna and Cable Products
Antenna and Cable Products[2]	$62,188	$43,490
Satellite Communications	(3,613)	(2,601)

Total Antenna and Cable Products	58,575	40,889

Wireless Network Solutions
Base Station Subsystems	(20,045)	2,851
Network Solutions	(546)	2,192
Wireless Innovations	13,633	9,356

Total Wireless Network Solutions	(6,958)	14,399

Items not included in segments
Unallocated Sales and Administrative Costs	(29,988)	(27,444)
Intangible Amortization	(5,871)	(5,119)
Gain (Loss) on the Sale of Assets	185	(1,461)

Total Consolidated Operating Income	$15,943	$21,264

1	Includes billable freight and distribution services of $6,176 and $12,945 for the three months ended December 31, 2006 and 2005, respectively, that are not included in the Antenna and Cable Products results for internal management purposes.
2	Includes operating income related to billable freight and distribution services of $516 and $1,420 for the three months ended December 31, 2006 and 2005, respectively, that are not included in the Antenna and Cable Products results for internal management purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, the terms “Andrew”, “company”, “we”, “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Andrew Corporation and its subsidiaries.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes contained herein and our consolidated financial statements and accompanying notes, and management’s discussion and analysis of results of operations and financial condition contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described below under the heading “Safe Harbor for Forward-Looking Statements.”

Overview

We are engaged in the design, manufacture, and supply of communications equipment, services, and systems for global communications infrastructure markets. Our products are used in the infrastructure for traditional wireless networks, third generation (3G) technologies, voice, data, video and internet services, as well as applications for microwave and satellite communications, and other specialized applications. As previously announced, we have restructured our five product businesses into two operating groups, Wireless Network Solutions and Antenna and Cable Products, in order to reflect the distinct markets these groups serve and to leverage the many opportunities for collaboration and efficiencies in supporting global customers. Since the management reporting and operational structure of the two new groups is still evolving, we are continuing to report our results using the five reporting segment structure in place at the end of fiscal 2006.

Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to (i) accurately forecast sales demand and calibrate manufacturing to such demand, (ii) develop, manufacture and successfully market new and enhanced products and product lines, (iii) control overhead spending, (iv) successfully integrate acquired businesses, and (v) attract, motivate and retain key personnel to manage our operational, financial and management information systems.

In the first quarter of fiscal 2007, we acquired EMS Wireless, a major designer and manufacturer of base station antennas and repeaters for cellular networks in North America. We believe the acquisition of EMS Wireless will strengthen our relationships with key customers and extend our leadership position in wireless subsystems.

Highlights

Sales for the quarter ended December 31, 2006 were $522 million, an increase of 1% from the first quarter of fiscal 2006. In the first quarter of fiscal 2007, strong demand for antenna and cable products and the implementation of price increases on cable products increased sales, partially offset by weaker sales of base station components, primarily to original equipment manufacturer (“OEM”) customers. Sales increased in Asia Pacific and Europe, Middle East and Africa (“EMEA”) geographic markets, partially offset by a decrease in the North American market. On a sequential basis, sales decreased 13% compared to the fourth quarter of fiscal 2006, primarily due to seasonality. Historically our strongest sales periods are the third and fourth fiscal quarters due to the wireless infrastructure construction season in the northern hemisphere.

Gross margin for the first quarter of fiscal 2007 was 23.3%, up from 22.7% in the first quarter of fiscal 2006. Higher gross margins in the quarter were caused by higher antenna and cable sales and margins, partially offset by lower base station subsystem sales and margins. Gross margin improved on a sequential basis from 22.6% in the fourth quarter of fiscal 2006, primarily due to price increases on cable products, which were partially offset by a significant decline in sales of base station components to certain OEMs affected by consolidation.

Income before income tax for the first quarter of fiscal 2007 was $12.2 million, compared to $18.5 million in the first quarter of fiscal 2006.

Our income tax rate was 120.9% in the first quarter of fiscal 2007 compared to 19.9% in the first quarter of fiscal 2006. The increase in the effective income tax rate was primarily due to losses generated in the United States and Italy for which no tax benefits were recorded. We currently anticipate our effective tax rate for the full year to be 40% to 42%.

Net loss was $2.5 million for the first quarter of fiscal 2007, compared to net income of $14.8 million in the first quarter of fiscal 2006.

Results of Operations

Sales by operating segment for the three months ended December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005	%Change
Sales
Antenna and Cable Products
Antenna and Cable Products	$340	$291	17%
Satellite Communications	23	29	-21%

Total Antenna and Cable Products	363	320	13%

Wireless Network Solutions
Base Station Subsystems	90	124	-27%
Network Solutions	19	22	-14%
Wireless Innovations	50	49	2%

Total Wireless Network Solutions	159	195	-18%

Total Sales	$522	$515	1%

Antenna and Cable Products sales increased 17% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due primarily to price increases and sales growth in coaxial cable and base station antennas supporting network expansion and coverage requirements. Additionally, in the first quarter, microwave antenna sales increased primarily due to the April 2006 acquisition of Precision Antennas Ltd. (“Precision”). On a geographic basis, Antenna and Cable Products had significant growth in the EMEA and Asia Pacific regions, as a result of network expansion and the Precision acquisition.

Satellite Communications sales decreased 21% in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006 due to a decline in earth station antenna sales to consumer satellite service providers and lower direct-to-home satellite product sales. The prior year first quarter included substantial earth station antenna sales to consumer satellite service providers for gateways under a contract that ended in the first quarter of fiscal 2006.

Base Station Subsystems sales decreased 27% in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, primarily due to reduced sales of base station components in North America. This was the result of reduced demand from certain OEM customers, who were in the process of consolidating during the quarter.

Network Solutions sales declined 14% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, primarily due to a decline in E-911 geolocation equipment sales in North America. In previous years, Network Solution’s sales have mainly resulted from E-911 regulatory requirements in the United States. Sales have declined as major market operators have completed upgrading their networks to meet these E-911 requirements. We have recently experienced, and expect to see further international sales growth of geolocation equipment.

Wireless Innovations sales increased 2% in the first quarter fiscal 2007, compared to the first quarter of fiscal 2006, due to strong repeater sales, used in distributed antenna systems, in North America and the Asia Pacific region, partially offset by lower project-oriented and RADIAX® sales.

Our sales by region for the three months ended December 31, 2006 and 2005 were as follows:

(In millions)	2006	2005	% Change

Sales

Americas	$249	$298	-16%
Europe, Middle East, Africa (EMEA)	171	152	13%
Asia Pacific	102	65	57%

Total	$522	$515	1%

Americas sales decreased 16% in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, due mainly to decreased base station component sales in North America, which reflected a reduction in spending by certain North American operators and OEM customers that were in the process of consolidating during the quarter, as well as decreases in broadband satellite products and geolocation equipment.

Europe, Middle East, Africa (EMEA) sales increased 13% in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, due mainly to growth in antenna products from the Precision acquisition in April 2006, and a favorable impact of foreign exchange rates. This was partially offset by decreased base station component sales.

Asia Pacific sales increased 57% in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, due mainly to growth in antenna and cable products supporting network expansion in India, China and Indonesia and distributed coverage product demand.

The top 25 customers represented 69% of sales in the first quarter of fiscal 2007, compared to 68% in the first quarter of fiscal 2006. Major OEMs accounted for 41% of sales in the first quarter of fiscal 2007, compared to 38% in the first quarter of fiscal 2006. Ericsson was the largest customer for the first quarter of fiscal 2007 at 13% of sales. Siemens represented more than 5% of total sales for the first quarter of fiscal 2007.

Gross profit. Gross profit was 23.3% in the first quarter of fiscal 2007, compared with 22.7% in first quarter of fiscal 2006. Gross profit increased 60 basis points versus the prior year quarter primarily due to increased antenna sales volume, price increases on cable products and, increased wireless innovations margins resulting from cost reduction initiatives. These margin increases were partially offset by reduced base station subsystem margins due to lower sales of base station components to certain OEM customers that were in the process of consolidating during the quarter.

Research and development expenses. Research and development expenses were $27.3 million, or 5.2% of sales, in the first quarter of fiscal 2007, compared to $28.0 million, or 5.4% of sales, in the first quarter of fiscal 2006. Research and development expenses decreased primarily due to base station subsystems headcount reductions, partially offset by the research and development expenses incurred by Skyware Radio Systems which was acquired in February 2006.

Sales and administrative expenses. Sales and administrative expenses were $66.0 million, or 12.6% of sales, in the first quarter of fiscal 2007, compared to $61.7 million, or 12.0% of sales, in the first quarter of fiscal 2006. Sales and administrative expenses were higher primarily due to an increase in sales commissions and selling expenses associated with supporting sales growth in emerging markets and developing direct-to-carrier channels and increased legal expenses related to intellectual property litigation.

Intangible amortization and impairment. Intangible amortization was $5.9 million in the first quarter of fiscal 2007, compared to $5.1 million in the first quarter of fiscal 2006. Included in first quarter of fiscal 2007 amortization is an impairment charge of $1.2 million as a result of a decision in the first quarter of fiscal 2007 to discontinue use of certain technology acquired with Quasar Microwave Technology Ltd. Excluding the impairment, the reduction in intangible amortization compared to the prior year is due mainly to a reduction of amortization expense associated with intangibles acquired from Allen Telecom in fiscal 2003 and Celiant in fiscal 2002. It is anticipated that intangible amortization, excluding the impact of recent acquisitions, will be approximately $16.2 million in fiscal 2007, compared to $19.0 million in fiscal 2006.

Restructuring. We recognized $6.5 million of restructuring expense in the first quarter of fiscal 2007, compared to ($0.5) million in the first quarter of fiscal 2006. The fiscal 2007 restructuring charges were primarily the result of accruing severance costs related to the downsizing of our Italian filter operations.

Operating income. Operating income (loss) by operating segment for the three months ended December 31, 2006 and 2005 is as follows:

(In millions)	2006	2005	% Change

Operating Income (Loss)
Antenna and Cable Products
Antenna and Cable Products	$62	$43	44%
Satellite Communications	(4)	(3)	33%

Total Antenna and Cable Products	58	40	45%

Wireless Network Solutions
Base Station Subsystems	(20)	3	NM
Network Solutions	(1)	2	NM
Wireless Innovations	14	9	56%

Total Wireless Network Solutions	(7)	14	NM

Items not included in segments
Unallocated Sales and Administrative Costs	(29)	(27)	7%
Intangible Amortization	(6)	(5)	20%
Gain (Loss) on the Sale of Assets	—	(1)	-100%

Total Consolidated Operating Income	$16	$21	-24%

Antenna and Cable Products operating income increased 44% in the first quarter of fiscal 2006 primarily as a result of increased coaxial cable and base station antenna sales and the Precision acquisition. Increased sales positively affected gross margins due to higher antenna production volume and the cable products price increases implemented in the second half of fiscal 2006, partially offset by higher commodity costs.

Satellite Communications operating loss for the first quarter of fiscal 2007 increased versus the first quarter of fiscal 2006 due mainly to decreased sales and incremental research and development costs associated with the acquisition of Skyware Radio Systems in February 2006. Additional factors that impacted the year-to-date Satellite Communications operating loss were lower sales volumes resulting from our planned reduced involvement in certain consumer broadband satellite programs.

For the first quarter of fiscal 2007, Base Station Subsystems generated an operating loss compared to operating income in the first quarter of fiscal 2006. The operating loss primarily resulted from lower base station component sales and margins due to decreased demand from certain OEM customers that were in the process of consolidating during the quarter. Fixed costs on lower volume as well as higher inventory provisions for the filter supply chain transition also contributed to the operating loss. Also included in the operating loss for the first quarter of fiscal 2007 is $5.6 million of restructuring expenses, primarily attributable to severance costs associated with the previously announced headcount reduction in Italy for the filter product line. We also recorded a charge of $1.5 million during the first quarter of fiscal 2007 for a product quality matter involving a specific OEM customer. During the first quarter of fiscal 2007, we made continued progress towards relocating our high-volume filter product line manufacturing to Elcoteq and expect this transition to be completed by the second half of fiscal 2007.

Network Solutions generated an operating loss of $0.5 million in the first quarter of fiscal 2007, compared to operating income of $2.1 million in the first quarter of fiscal 2006, due primarily to a decline in E-911 geolocation equipment sales in North America.

Wireless Innovations operating income increased from $9.4 million in the first quarter of fiscal 2006 to $13.6 million in the first quarter of fiscal 2007 due to modest sales growth, improved repeater margins resulting from cost reduction initiatives and better revenue mix.

Other expenses. Interest expense was $4.1 million for the first quarter of fiscal 2007, compared to $3.8 million in the first quarter of fiscal 2006. Interest income increased $0.4 million to $1.3 million for the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006. Other expense was $0.9 million in the first quarter of fiscal 2007, compared to income of $0.2 million in the first quarter of fiscal 2006, primarily as a result of foreign exchange gains and losses.

Income Taxes. The reported tax rate was 120.9% in the first quarter of fiscal 2007. The reported tax rate for the quarter differs significantly from our projected annual effective tax rate of approximately 40% to 42% due to the concentration during the quarter of losses in the United States and Italy for which we recorded no tax benefits. We anticipate a more favorable geographic mix of earnings and losses over the remaining fiscal quarters of 2007, which could result in a substantial reduction in the reported tax rate.

The reported tax rate was 19.9% in the first quarter of fiscal 2006, reflecting an underlying effective tax rate on operations of 30.0% and a $1.9 million tax benefit related to the repatriation of foreign subsidiary earnings.

While we expect the effective tax rate for 2007 to be approximately 40% to 42%. The reported tax rate for future periods may be volatile and could be materially affected by the level of pretax income or loss generated in the U.S. and Italy, the earnings mix in foreign countries where the statutory rates are higher or lower than the federal statutory rate, or by changes in tax laws.

Liquidity and Capital Resources

Cash and cash equivalents were $100.4 million at December 31, 2006, compared to $169.6 million at September 30, 2006. Working capital at December 31, 2006 was $549.5 million, compared to $585.1 million at September 30, 2006. Management believes that our strong working capital position, ability to generate cash flow from operations, and ability to borrow under our revolving credit agreement will allow us to meet our normal operating cash flow needs for the foreseeable future.

We maintain a $250 million revolving credit facility with a group of lenders that expires in September 2010. Under the terms of this facility, we are subject to various quarterly covenant requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that Andrew can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. As of December 31, 2006, we were in compliance with all of these requirements and have the ability to utilize the entire $250 million of the credit facility.

Cash Flows. The following table sets forth certain information from our consolidated statements of cash flows for the three months ended December, 31, 2006 and 2005:

(In millions)	2006	2005	Change
Net (loss) income	$(3)	$15	$(18)

Non-cash charges for depreciation, amortization asset sale losses and stock-based compensation	23	21	2
Restructuring costs	4	(1)	5
Change in operating assets and liabilities	(51)	(37)	(14)

Net cash used for operations	(27)	(2)	(25)

Net cash used for investing activities	(69)	(13)	(56)
Net cash from (used for) financing activities	24	(8)	32
Effect of exchange rates changes on cash	3	(2)	5

Decrease in cash for the period	$(69)	$(25)	$(44)

Operating Activities. In the first quarter of fiscal 2007, we utilized $26.5 million of cash from operations, compared to $1.8 million in the first quarter of fiscal 2006. The increase in cash used for operations was primarily due to a net loss in the quarter, a build-up of inventory in anticipation of moving operations from Orland Park, Illinois to the new Joliet, Illinois facility, and other increased working capital requirements. In the first quarter of fiscal 2007, accounts receivable decreased from $557.8 million at September 30, 2006 to $535.0 million at December 31, 2006, due to lower sales in the first quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Days sales outstanding (DSO) increased to 89 days compared to 80 days as of September 30, 2006, due primarily to a higher percentage of first quarter fiscal 2007 sales from the Asia Pacific and EMEA regions. Inventory increased from $388.3 million at September 30, 2006 to $427.0 million at December 31, 2006, due primarily to the acquisition of EMS Wireless, and the build-up of cable inventory in anticipation of the transition of production from Orland Park, Illinois to the new Joliet, Illinois facility over the next two quarters.

Recent legislation enacted in the U.K. is expected to have the effect of accelerating the rate of funding required for the U.K. defined benefit pension plan. This legislation has had no effect on the contributions paid in the first quarter of fiscal 2007. We are analyzing the potential impact for the remainder of fiscal 2007.

Investing Activities. Capital expenditures were $20.0 million in the first quarter of fiscal 2007, up from $12.3 million in the first quarter of fiscal 2006, primarily due to construction costs for the new cable manufacturing facilities in Goa, India, which opened during the first quarter, and in Joliet, Illinois, which is scheduled for completion in the third quarter of fiscal 2007. In the first quarter of fiscal 2007, we paid $49.6 million for the acquisition of EMS Wireless.

Financing Activities. We reduced our net long-term debt by $25.7 million in the first quarter of fiscal 2007, primarily as a result of retiring certain senior notes that were due in fiscal 2008. Short-term notes payable increased by $59.6 million primarily to fund the acquisition of EMS Wireless, working capital requirements, and to repurchase 1.0 million shares of our common stock for $10.0 million during the quarter ended December 31, 2006. We have approximately 6.4 million shares remaining under a previously authorized stock repurchase program.

As part of our growth strategy, in the future we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.

CHANGES IN CRITICAL ACCOUNTING POLICIES

We use certain critical accounting policies as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies during the first quarter of fiscal 2007.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements.” In addition, management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “potential,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “would”, “may,” “will,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements involve risks, uncertainties and assumptions, including those discussed under the caption “Risk Factors” in Andrew’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Part I, Item 1A). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our business, financial condition and results of operations could be materially and adversely affected. We caution the reader, however, that the list of factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any such factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

Forward-looking statements speak only as of the date they are made and, except to the extent required by law, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise. You are advised to consult any further disclosures we make on related subjects in our 8-K, 10-Q, and 10-K reports filed with or furnished to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to our exposure to interest rate risk, foreign currency risk and commodity risk is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. With the exception of copper purchase commitments, we believe that there has been no material change to the market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

We use various metals in the production of our products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. As a result, we are exposed to fluctuations in the price of copper. In order to reduce this exposure, we have implemented price increases on our cable products and have entered into forward purchase contracts with various suppliers. At December 31, 2006, we had contracts to purchase approximately 12.3 million pounds of copper for $33.0 million. For the remainder of fiscal 2007, we estimate that we will purchase approximately 39 million additional pounds of copper. We estimate that a 10% change in the price of copper could increase or decrease the cost of our forecasted fiscal 2007 copper purchases that are not under contract at December 31, 2006 by approximately $11.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of December 31, 2006 in providing reasonable assurance that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

Internal Control Over Financial Reporting: During the three first quarter of fiscal 2007 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Items 3, 4 and 5 of this Part II are not applicable.

ITEM 1. LEGAL PROCEEDINGS

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging our potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. We filed our response and counterclaim on December 15, 2005 and are vigorously defending this litigation. The parties are currently in discovery and have had no meaningful settlement talks to date.

We are also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of our business. We do not believe that such other litigation will have a material effect on our business, financial position, results of operations or cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since fiscal 1997, our Board of Directors has authorized us to repurchase up to 30.0 million common shares. As of December 31, 2006, we had repurchased approximately 23.6 million shares. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management. Included in the 23.6 million shares repurchased are 1.0 million shares repurchased in the first quarter of fiscal 2007 for $10.1 million.

The table below lists our repurchases of shares of common stock during the first quarter of fiscal 2007:

Fiscal Year 2007	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
December 1 to December 31	1,000,000	$10.09	1,000,000	6,389,568

Total	1,000,000		1,000,000

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Asset Purchase Agreement dated October 31, 2006 between the Registrant and EMS Technologies, Inc.	Filed as Exhibit 10.38 to Form 10-K for fiscal year ended September 30, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 8, 2007	By:	/s/ Marty R. Kittrell
Marty R. Kittrell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)