Form 10-Q
period 2007-03-31
ANDREW CORP
filed 2007-05-10
CIK 317093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of May 7, 2007 was 155,723,518.

INDEX

ANDREW CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	September 30, 2006
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$127,157	$169,609
Accounts receivable, less allowances (March 2007 - $7,500; September 2006 - $7,112)	512,081	557,834
Inventory	397,968	388,296
Other current assets	56,272	37,282
Assets held for sale	17,582	—

Total Current Assets	1,111,060	1,153,021
Other Assets
Goodwill	913,436	882,666
Intangible assets, less amortization	49,349	47,205
Other assets	46,196	62,018
Property, Plant and Equipment
Land and land improvements	23,166	22,578
Buildings	143,033	160,244
Equipment	582,710	566,482
Allowance for depreciation	(513,574)	(485,293)

	235,335	264,011

TOTAL ASSETS	$2,355,376	$2,408,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	242,641	324,295
Accrued expenses and other liabilities	115,172	115,952
Compensation and related expenses	50,050	60,596
Restructuring	8,563	6,167
Income tax payable	7,041	5,433
Notes payable and current portion of long-term debt	115,803	55,443
Liabilities related to assets held for sale	4,263	—

Total Current Liabilities	543,533	567,886
Deferred liabilities	48,719	43,382
Long-term debt, less current portion	250,251	290,378
SHAREHOLDERS’ EQUITY
Common stock (par value, $.01 a share; 400,000,000 shares authorized; 162,476,513 shares issued at March 31, 2007 and September 30, 2006, including treasury stock)	1,625	1,625
Additional paid-in capital	686,403	684,868
Accumulated other comprehensive income	62,579	37,743
Retained earnings	831,793	836,298
Treasury stock, common stock at cost (6,811,095 shares at March 31, 2007 and
5,215,977 shares at September 30, 2006)	(69,527)	(53,259)

Total Shareholders’ Equity	1,512,873	1,507,275

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,355,376	$2,408,921

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Sales	$502,721	$481,653	$1,024,906	$996,352
Cost of products sold	397,922	382,236	798,616	779,929

Gross Profit	104,799	99,417	226,290	216,423
Operating Expenses
Research and development	26,979	26,792	54,288	54,751
Sales and administrative	62,435	58,318	128,461	120,022
Intangible amortization	5,460	4,429	11,331	9,548
Restructuring	1,372	1,362	7,899	861
(Gain) loss on sale of assets	(331)	(72)	(516)	1,389

	95,915	90,829	201,463	186,571

Operating Income	8,884	8,588	24,827	29,852
Other
Interest expense	4,383	4,139	8,506	7,908
Interest income	(1,330)	(1,351)	(2,595)	(2,232)
Other (income) expense, net	(452)	687	447	533

	2,601	3,475	6,358	6,209

Income Before Income Taxes	6,283	5,113	18,469	23,643
Income taxes	8,241	1,544	22,974	5,231

Net Income (Loss)	$(1,958)	$3,569	$(4,505)	$18,412

Basic Net Income (Loss) per Share	$(0.01)	$0.02	$(0.03)	$0.12

Diluted Net Income (Loss) per Share	$(0.01)	$0.02	$(0.03)	$0.11

Average Shares Outstanding
Basic	156,293	159,530	156,686	159,873
Diluted	156,293	160,260	156,686	160,486

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended March 31,
	2007	2006
Cash Flows from Operations
Net Income (Loss)	$(4,505)	$18,412
Adjustments to Net Income (Loss)
Depreciation	29,136	28,192
Amortization	11,331	9,548
Gain on sale of assets	(516)	(100)
Restructuring costs	1,874	(2,130)
Stock-based compensation	5,454	4,045
Change in Operating Assets / Liabilities
Accounts receivable	65,214	(3,694)
Inventory	21,669	(12,885)
Other assets	(23,725)	(6,118)
Accounts payable and other liabilities	(110,624)	(23,657)

Net Cash (Used for) From Operations	(4,692)	11,613
Investing Activities
Capital expenditures	(33,231)	(33,181)
Acquisition of businesses	(48,670)	(9,063)
Investments	5,220	(1,722)
Proceeds from sale of property, plant and equipment	10,580	1,777

Net Cash Used for Investing Activities	(66,101)	(42,189)
Financing Activities
Long-term debt payments, net	(26,305)	(7,610)
Notes payable borrowings, net	69,867	17,839
Payments to acquire common stock for treasury	(20,425)	(17,600)
Stock purchase and option plans	167	3,019

Net Cash From (Used for) Financing Activities	23,304	(4,352)
Effect of exchange rate changes on cash	5,037	1,086

Decrease for the Period	(42,452)	(33,842)
Cash and Equivalents at Beginning of Period	169,609	188,780

Cash and Equivalents at End of Period	$127,157	$154,938

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2006.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

NOTE 2. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
BASIC EARNINGS (LOSS) PER SHARE	2007	2006	2007	2006
Net income (loss)	$(1,958)	$3,569	$(4,505)	$18,412
Average basic shares outstanding	156,293	159,530	156,686	159,873

Basic net income (loss) per share	$(0.01)	$0.02	$(0.03)	$0.12

	Three months ended March 31,		Six months ended March 31,
DILUTED EARNINGS (LOSS) PER SHARE	2007	2006	2007	2006
Net income (loss)	$(1,958)	$3,569	$(4,505)	$18,412
Average basic shares outstanding	156,293	159,530	156,686	159,873
Convertible Notes	—	—	—	—
Options, warrants, and equivalents	—	730	—	613

Average diluted shares outstanding	156,293	160,260	156,686	160,486

Diluted net income (loss) per share	$(0.01)	$0.02	$(0.03)	$0.11

The company did not include the dilutive effect of 902,975 and 829,326 stock options, respectively, for the three and six months ended March 31, 2007. Including these shares would have decreased the loss per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the interest expense on these notes would have been anti-dilutive.

Options and warrants to purchase 6,304,796 and 6,579,133 shares of common stock, at March 31, 2007 and 2006, respectively, were not included in the computation of diluted shares because the options’ and warrants’ exercise prices were greater than the average market price of the company’s common stock.

NOTE 3. INVENTORIES

Inventories consisted of the following at March 31, 2007 and September 30, 2006, net of reserves:

(In thousands)	March 31, 2007	September 30, 2006
Raw materials	$103,936	$110,431
Work in process	115,513	110,936
Finished goods	178,519	166,929

	$397,968	$388,296

NOTE 4. COMPREHENSIVE INCOME

For the three and six months ended March 31, 2007 and 2006, comprehensive income consisted of net income (loss) and foreign currency translation adjustments. Additionally, in the first quarter of fiscal 2006, the company recognized a $1.5 million gain for foreign currency translation adjustments related to the liquidation of an investment in a foreign subsidiary. Foreign currency translation adjustments are recorded in accumulated other comprehensive income, a component of shareholders’ equity. The following table sets forth comprehensive income for the three and six months ended March 31, 2007 and 2006:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2007	2006	2007	2006
Net income (loss)	$(1,958)	$3,569	$(4,505)	$18,412
Foreign currency translation adjustments	6,900	10,298	24,836	(1,834)
Realized foreign currency translation adjustment	—	—	—	1,489

Comprehensive income	$4,942	$13,867	$20,331	$18,067

NOTE 5. RECENTLY ISSUED ACCOUNTING POLICIES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The company is required to adopt FIN 48 at the beginning of fiscal 2008 and is in the process of determining any potential impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the company beginning in fiscal 2009, and the company is in the process of determining any potential impact to the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. SFAS No. 158 is effective for the company as of September 30, 2007. Had this pronouncement been effective as of March 31, 2007, accumulated other comprehensive income would have decreased by $26.1 million, with a corresponding increase to net long-term liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 will be effective for the company beginning in fiscal 2009, and the company is in the process of determining any potential impact to the financial statements.

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The task force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis (included as Sales) those amounts should be disclosed if significant. This pronouncement is effective for the first reporting period beginning after December 15, 2006. The company adopted EITF No. 06-3 in the second quarter of fiscal 2007. The company continues to exclude sales taxes and value added taxes from revenue. The adoption of EITF 06-3 did not have a material impact on the company’s results of operations.

NOTE 7. STOCK-BASED COMPENSATION

In the first quarter of fiscal 2006, the company adopted SFAS No. 123(R), Share-Based Payments, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement since all stock options granted by the company had an exercise price equal to the market price of the underlying common stock on the option grant date.

The company elected to use the modified prospective transition method to adopt SFAS No. 123(R). Under this transition method beginning in fiscal 2006, compensation expense recognized includes: (a) expense for all share-based payments granted prior to, but not vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As required under the modified prospective transition method, the company did not restate prior period results.

The company maintains long-term management incentive plans (“LTIPs”) which provide for the issuance of equity-based awards including stock options, which vest over a four- or five-year period. During the first six months of 2007 and 2006, the company granted 523,302 and 463,900 stock options, respectively, under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the weighted average fair value of these options is $5.01 and $5.29 per option, respectively. Total pre-tax compensation cost recognized in the first six months of fiscal 2007 and 2006 for all stock options was $1.8 and $1.9 million, respectively. Based on the options currently outstanding, the company estimates that for fiscal 2007, the company will recognize $3.4 million, on a pre-tax basis, of compensation expense for all stock options. As of March 31, 2007, unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $5.9 million and the weighted average remaining vesting period of these options was 2.6 years.

The fair value of each option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended March 31,	Fiscal Year Ended September 30,
	2007	2006	2005	2004
Risk-free interest rate	4.67%	4.42%	4.25%	4.00%
Expected life	5.5 years	5.5 years	6.0 years	6.0 years
Expected volatility	50%	50%	66%	61%
Dividend yield	0%	0%	0%	0%
Estimated forfeitures	10%	10%	NA	NA

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

A summary of the company’s stock option activity and related information follows for the six months ended March 31, 2007:

	Summary of Option Activity	Weighted Average Exercise Price
Outstanding at September 30, 2006	7,740,116	$16.65
Granted	523,302	9.79
Expired or cancelled	(1,287,719)	23.38
Exercised	(23,300)	9.36

Outstanding at March 31, 2007	6,952,399	$14.93

Exercisable at March 31, 2007	5,939,517	$15.71

The range of exercise prices for options outstanding and exercisable at March 31, 2007 was $8.91 to $28.44.

		Weighted Average			Weighted Average
Range of Exercise Prices	Outstanding Options	Exercise Price	Average Life	Exercisable Options	Exercise Price	Average Life
$8.91 - $10.63	1,658,603	$9.74	7.65	906,341	$9.56	6.33
$11.09 - $12.91	1,506,638	11.43	6.70	1,246,018	11.46	6.63
$13.64 - $16.84	1,689,100	14.94	7.14	1,689,100	14.94	7.14
$17.40 - $18.65	522,428	17.63	3.11	522,428	17.63	3.11
$19.12 - $22.19	509,705	21.77	5.00	509,705	21.77	5.00
$22.65 - $24.00	1,033,925	23.16	2.77	1,033,925	23.16	2.77
$27.88 - $28.44	32,000	28.36	0.79	32,000	28.36	0.79

Total	6,952,399	$14.93	5.99	5,939,517	$15.71	5.57

The company also grants restricted stock units (“RSUs”) to officers, key employees and directors under its LTIPs. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. SFAS No. 123(R) requires compensation expense to be adjusted for an estimated forfeiture factor. The company uses an estimated forfeiture rate of 10% based upon its historical experience. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period and is based on the market price of the company’s common stock on the grant date. Certain RSUs vest over service periods ranging from three to four years. In fiscal 2007 and 2006, the company granted RSUs that vest based on the company achieving a target return on invested capital (“ROIC”) goal in fiscal 2009 and 2008, respectively. The number of RSUs that vest will range from 0% to 125% of the grant based on the actual ROIC achieved in fiscal 2009 and 2008, respectively, for each grant. In determining compensation expense, the company assumed that the ROIC targets will be achieved at 100% of the grants. The company evaluates this assumption periodically. The fair value of these RSUs was based on the company’s common stock price at the date of each grant. The company recognized pre-tax compensation expense for these RSUs of $3.7 million and $2.2 million during the first six months of fiscal 2007 and 2006, respectively. Assuming the RSUs currently outstanding achieve 100% of the target, the company estimates that for fiscal 2007, the company will recognize $7.4 million, on a pre-tax basis, of compensation expense for all currently outstanding RSU grants.

The table below shows the company’s outstanding RSUs at March 31, 2007:

Grant Year	RSU’s Outstanding	Vesting Period	Weighted Average Fair Value	Unearned Compensation Expense (Dollars in thousands)	Weighted Average Life
2004	25,000	3 years	$19.84	$63	0.18 years
2005	289,350	4 years	13.49	1,111	1.75 years
2006	99,625	4 years	12.29	930	2.87 years
2006	610,402	performance-based	10.21	3,391	1.60 years
2007	105,000	4 years	10.34	1,029	3.90 years
2007	1,095,360	performance-based	$9.76	9,077	2.60 years

Total	2,224,737			$15,601

A summary of the company’s RSU activity and related information follows for the six months ended March 31, 2007:

	Summary of RSU Activity	Weighted Average Fair Value at Grant Date
Outstanding at September 30, 2006	1,518,023	$11.60
Granted	1,235,916	9.81
Expired or forfeited	(128,877)	11.00
Vested	(400,325)	11.71

Outstanding at March 31, 2007	2,224,737	$10.62

NOTE 8. RESTRUCTURING AND INTEGRATION

During the six months ended March 31, 2007, the company recorded $7.9 million of restructuring expense consisting of $7.8 million of employee related severance costs and $0.1 million of lease cancellation and other costs; $3.0 million of these costs were paid in the period incurred during the six months ended March 31, 2007 and $4.9 million were recorded as an increase to restructuring reserves. The expense during the six months ended March 31, 2007 relates to the following segments: Base Station Subsystems, $6.1 million; Antenna and Cable, $0.9 million; sales and administration, $0.5 million; Network Solutions, $0.3 million; and Satellite Communications, $0.1 million. The majority ($5.6 million) of the Base Station Subsystems expense was related to the reduction of headcount in Italy due to the company’s previously announced plans to outsource North American and European filter production to Elcoteq S.A. The remaining $2.3 million of expense was due to cost cutting initiatives to reduce headcount in specific departments that were initiated and completed in the same quarter. In addition, the company established integration reserves for the Precision Antennas and EMS Wireless acquisitions of $0.4 million and $0.7 million, respectively. These reserves were recorded as an increase to goodwill.

At March 31, 2007, the company’s total restructuring reserve balance was $8.6 million, which was comprised of $0.7 million for its fiscal 2002 restructuring plan, $2.9 million for the Allen Telecom acquisition integration plan, $0.4 million for the Channel Master integration plan, $0.2 million for the Skyware acquisition integration plan, $3.5 million for the Italian filter restructuring plan, $0.4 million for Precision Antenna integration plan and $0.5 million for EMS Wireless integration plan.

Restructuring Reserve

In fiscal 2002, the company initiated a plan to restructure its operations. As part of this plan, the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In fiscal 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million. In fiscal 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs. The company does not expect to incur any significant additional expense related to this plan.

Since the start of this restructuring initiative in fiscal 2002, the company has incurred $20.7 million of inventory and equipment write-downs, paid severance costs of $17.3 million to 1,226 employees, paid $11.8 million for lease cancellation and other costs, and reversed $1.0 million to income. During the first quarter of fiscal 2007, the company decreased the reserve $0.1 million as an adjustment to the lease reserve. Additionally, in the first six months of fiscal 2007, the company incurred cash costs of $0.5 million for lease payments. The remaining reserve balance at March 31, 2007 of $0.7 million relates to a leased facility previously used by the Base Station Subsystems segment for lease cancellation costs that are scheduled to continue through fiscal 2007.

A summary of the restructuring reserve activity for the first six months of fiscal 2007 is as follows (in thousands):

Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Changes to Reserve	Reserve Balance March 31, 2007
Lease cancellation and other costs	$1,236	$(489)	$(80)	$667

Allen Telecom Acquisition Integration Reserve

As part of the Allen Telecom acquisition, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed asset write-downs and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During fiscal 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in expected inventory provisions. Integration reserves established in purchase accounting were accounted for as a decrease in assets acquired and an increase in liabilities assumed from Allen Telecom.

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

The company increased the reserve and recorded expense of $0.9 million and $0.1 million in fiscal 2006 and fiscal 2007, respectively, for additional lease cancellation costs related to the Amesbury, Massachusetts facility and decreased the reserve and goodwill in fiscal 2006 by $1.1 million for severance and other costs that will not be incurred. During the first quarter of fiscal 2007, the company completed the transfer of its North American and European filter production to Elcoteq S.A. and ceased operations in its Amesbury facility. The company is attempting to sublease the facility, and has recorded a restructuring reserve for the currently expected rent cost associated with the unused facility. The lease for the Amesbury facility expires in 2010. The company does not expect to incur any significant additional expense related to this integration plan.

Since the start of these integration efforts in 2003, the company has paid severance costs of $12.0 million to 462 employees and $9.3 million for lease cancellation and other costs. During the first six months of fiscal 2007, the company paid cash costs of $0.4 million for severance payments to 55 employees and $0.5 million for lease payments. The company expects to substantially complete its integration activities during fiscal 2007. The reserve balance at March 31, 2007 of $2.9 million primarily relates to a leased facility previously used by the Base Station Subsystems segment.

A summary of the Allen Telecom integration reserve activity for the first six months of fiscal 2007 is as follows (in thousands):

Allen Telecom Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance March 31, 2007
Severance	$730	$(362)	$—	$368
Lease cancellation and other costs	2,919	(454)	81	2,546

Total Allen Telecom Integration Reserve	$3,649	$(816)	$81	$2,914

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

In fiscal 2006, $4.6 million of the previously established reserve was reversed as the company executed a lease agreement to retain a smaller, more cost-effective portion of its existing facility in Smithfield, North Carolina that eliminated the need for employee severance and the majority of facility-related costs. This resulted in a purchase accounting adjustment to decrease the net assets acquired (there was no goodwill acquired in this acquisition). In the first six months of fiscal 2007, the company paid cash costs of $0.3 million for facility relocation costs. The company does not expect to incur any significant additional expense related to this plan.

Channel Master’s operations are included in the Satellite Communications segment. The company expects to substantially complete its integration activities in fiscal 2007.

A summary of the Channel Master integration reserve activity for the first six months of fiscal 2007 is as follows (in thousands):

Channel Master Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance March 31, 2007
Facility relocation and other costs	$607	$(277)	$—	$330

Skyware Acquisition Integration Reserve

As part of the Skyware acquisition in fiscal 2006, the company accrued an integration reserve for costs to integrate Skyware’s operations with those of Andrew. This initial cost estimate of $0.7 million was comprised of a $0.4 million provision for restructuring manufacturing operations and $0.3 million to pay severance benefits to a total of 15 people. The $0.7 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In the first six months of fiscal 2007, the company paid cash costs of $0.3 million for severance and $0.2 million for lease payments. The lease for the unused facility expires in fiscal 2008. The reserve balance relates to the Satellite Communications segment. The company does not expect to incur any additional significant expense related to this integration plan.

A summary of the Skyware integration reserve activity for the first six months of fiscal 2007 is as follows (in thousands):

Skyware Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance March 31, 2007
Severance	$337	$(296)	$—	$41
Lease cancellation and other costs	338	(168)	—	170
Total Skyware Integration Reserve	$675	$(464)	$—	$211

Italian Filter Restructuring Reserve

As part of the outsourcing of filter production to Elcoteq S.A. in the first quarter of fiscal 2007, the company accrued a restructuring reserve of $4.8 million for the reduction in force of approximately 156 employees that will be terminated at facilities in Capriate and Agrate, Italy. The restructuring reserve balance primarily relates to the Base Station Subsystems segment. During the six months ended March 31, 2007, the company paid cash costs of $1.3 million for severance payments. The company does not expect to incur any additional significant expense related to this integration plan. The company expects to substantially complete its reduction in force in fiscal 2007.

A summary of the Italy restructuring reserve activity for the first six months of fiscal 2007 is as follows (in thousands):

Italian Filter Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance March 31, 2007
Severance	$—	$(1,286)	$4,818	$3,532

Precision Antennas Integration Reserve

As part of the Precision Antennas acquisition in fiscal 2006, the company accrued an integration reserve for costs to integrate Precision Antennas’ operations with those of Andrew. This initial cost estimate of $0.4 million was comprised entirely of severance benefits for 71 employees. The $0.4 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In the first six months of fiscal 2007, the company paid cash costs of less than $0.1 million for severance payments. This reserve balance relates to the Antenna and Cable Products segment. The company is in the process of evaluating any remaining redundant positions associated with the Precision Antennas acquisitions, but does not expect to incur any additional significant expense related to this integration plan. The company expects to finalize the integration plan in fiscal 2007.

A summary of the Precision Antennas integration reserve activity for the first six months of fiscal 2007 is as follows (in thousands):

Precision Antennas Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance March 31, 2007
Severance	$—	$(62)	$449	$387

EMS Wireless Integration Reserve

As part of the EMS Wireless acquisition in fiscal 2007, the company accrued an integration reserve for costs to integrate EMS Wireless’ operations with those of Andrew. This initial cost estimate of $0.7 million was to pay severance benefits to 69 employees. The $0.7 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In the first six months of fiscal 2007, the company paid cash costs of $0.2 million for severance payments. The reserve balance relates primarily to the Antenna and Cable Products segment. The company expects to finalize the integration plan in fiscal 2007.

A summary of the EMS Wireless integration reserve activity for the first six months of fiscal 2007 is as follows (in thousands):

EMS Wireless Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance March 31, 2007
Severance	$—	$(222)	$744	$522

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

Changes in the company’s warranty reserve during the three and six month periods ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2007	2006	2007	2006
Warranty reserve at beginning of period	$22,163	$25,482	$17,044	$26,754
Accrual for warranties issued	3,010	4,364	6,566	9,509
Warranty reserve aquired in acquisition	(46)	—	1,558	—
Warranty settlements made	(2,786)	(6,822)	(3,092)	(12,783)
Warranty expirations and adjustments	(60)	(1,711)	205	(2,167)

Warranty reserve at end of period	$22,281	$21,313	$22,281	$21,313

In fiscal 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines. This $16.6 million was comprised of a first quarter fiscal 2005 charge of $19.8 million and a fourth quarter recovery from a third-party vendor of $3.2 million. The repair and replacement of installed units was completed during the first quarter of fiscal 2007, during which time the company paid $0.1 million for this component failure, which is included in warranty settlements in the table above.

Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and is vigorously defending this litigation. Discovery in this matter is now complete and both parties have moved for summary judgment. A decision on these motions is not expected until the fourth quarter of fiscal 2007. A trial date has been set for September 2007. The parties have not engaged in meaningful settlement talks to date.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation will have a material effect on the company’s business, financial position, results of operations or cash flow.

NOTE 10. BUSINESS ACQUISITIONS

On December 1, 2006, the company acquired EMS Wireless, a division of EMS Technologies, Inc., a major designer and manufacturer of base station antennas based in Norcross, Georgia, for approximately $48.7 million in cash. A preliminary allocation of the purchase price resulted in $12.9 million of intangible assets and $28.1 million of goodwill. The company has not completed its purchase price allocation, nor has the company finalized the valuation of assets acquired and liabilities assumed. The company anticipates completing its purchase price allocation by the end of fiscal 2007. This acquisition did not have a material impact on the financial statements.

In the second quarter of fiscal 2006, the company acquired Skyware, a German manufacturer of electronic products for broadband satellite communications networks, for approximately $8.7 million in cash.

NOTE 11. SALE OF ASSETS

In the six months ended March 31, 2007 and 2006, the company recorded a (gain) loss on the sale of assets of $(0.5) million and $1.4 million respectively. The loss of $1.4 million in the first six months of fiscal 2006 included a $2.0 million write-down of certain assets to fair value ($1.5 million of intangible assets and $0.5 million of inventory and fixed assets), partially offset by a gain of approximately $0.8 million principally from the sale of unimproved land in Denton, Texas.

During the first quarter of fiscal 2007, the company decided to sell its Yantai, China facility and inventory and equipment related to its broadband cable product line (the “Yantai sale”). On January 22, 2007, the company announced the Yantai sale to Andes Industries, Inc. (“Andes”), which was completed on April 2, 2007. Concurrent with the sale, the company exercised the conversion feature of a note receivable from Andes, obtained in a previous transaction, for a 30% equity ownership interest in Andes. The company recorded a $0.1 million write-down in the first quarter of fiscal 2007 of the assets included in the Yantai sale to fair value. The company has not completed its analysis of the accounting for the transaction.

The company’s assets and liabilities held for sale as of March 31, 2007, which primarily relate to the Yantai sale, are as follows:

(In thousands)	March 31, 2007
Assets held for sale
Accounts receivable	$819
Inventory	8,596
Other current assets	147
Property, plant, and equipment, net	8,020

Total assets held for sale	$17,582

Liabilities related to assets held for sale
Accounts payable and other current liabilities	$4,263

NOTE 12. DEBT

Under the terms of the company’s $250 million revolving credit facility, the company is subject to various quarterly requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed-charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. The company was in compliance with all of these requirements as of March 31, 2007 and had the ability to utilize the entire $250 million credit facility. The company had $106.3 million in borrowings under this credit facility at March 31, 2007, compared to $35.2 million at September 30, 2006.

Several of the company’s foreign subsidiaries maintain credit facilities with local banks. At March 31, 2007, the company had $7.0 million of borrowings under credit facilities in India, Italy and Japan compared to $7.2 million at September 30, 2006.

NOTE 13. BENEFIT PLANS

The company has a defined benefit plan that covers approximately 699 current and former employees of the company’s United Kingdom (“U.K.”) subsidiary. In addition, the company had a frozen defined benefit plan that was assumed from Allen Telecom that covered approximately 1,600 former employees of Allen Telecom (the “Allen Plan”). In fiscal 2005, the company initiated the process of terminating the Allen Plan. In the fourth quarter of fiscal 2006 the company purchased an annuity contract to fully fund the remaining obligations and terminated the Allen Plan.

The components of net periodic expense for these plans, as well as the company’s post-retirement medical and life insurance plans, for the three and six months ended March 31, 2007 and 2006 are as follows:

	Pension Benefits
	Three months ended March 31,		Six months ended March 31,
(In thousands)	2007	2006	2007	2006
Service costs	$640	$453	$1,220	$900
Interest costs	1,367	1,723	2,729	3,433
Expected return on plan assets	(1,268)	(1,392)	(2,530)	(2,772)
Amortization of unrecognized prior service costs	77	80	155	159
Amortization of net loss (gain)	168	(37)	336	(76)

Net periodic expense	$984	$827	$1,910	$1,644

	Medical Plans and Other Benefits
	Three months ended March 31,		Six months ended March 31,
(In thousands)	2007	2006	2007	2006
Service costs	$73	$102	$146	$204
Interest costs	216	243	432	486
Amortization of unrecognized prior service costs	(228)	(135)	(456)	(270)
Amortization of net loss	259	337	518	674

Net periodic expense	$320	$547	$640	$1,094

Recent legislation enacted in the U.K. has accelerated the rate of funding required for the U.K. defined benefit pension plan. In March 2007, the company proposed to the U.K. Pensions Regulator a plan to fund a pension deficit of approximately $29.9 million by March 31, 2010. As a result, the company made additional cash contributions of $8.3 million in April 2007 in excess of the originally planned funding amount for fiscal 2007. The following schedule shows the timing of the additional cash contributions/payments the company currently intends to make to the plan:

(In thousands)	April 2007	March 2008	March 2009	March 2010	Total
Contribution amount	$8,300	$9,800	$9,800	$2,000	$29,900

NOTE 14. INCOME TAXES

The reported tax rate was 131.2% for the second quarter and 124.4% for the first six months of fiscal 2007. The second quarter reported tax rate included the favorable impact of 19.6% related to tax benefits from intercompany transfer price adjustments to prior fiscal years and of 8.2% related to tax benefits from an adjustment to China deferred tax assets to reflect changes to China’s tax laws enacted in the quarter. The reported tax rate was 30.2% for the second quarter and 22.1% for the first six months of fiscal 2006. The reported tax rates for both reporting periods of fiscal 2006 benefited from non-recurring tax adjustments, primarily tax benefits related to the repatriation of foreign earnings.

During the fourth quarter of fiscal 2006, the company concluded that it was appropriate to record an $83.4 million charge to establish a full valuation allowance against the tax benefits arising from losses in the United States (“U.S.”). During the fourth quarter of fiscal 2006, the company experienced significant events such as a fee to terminate the ADC merger, an asset impairment charge on capitalized software, restructuring charges for business unit and leadership team changes, and lower than expected operating income due to delays in obtaining customer acceptance on a geolocation project, which negatively impacted U.S. pretax income and caused the company to be in the position as of September 30, 2006 of having cumulative losses in recent years with respect to its U.S. operations. In accordance with the relevant accounting guidance, the company did not use future projections of U.S. pretax income as a material factor in its analysis of the realizability of its net U.S. deferred tax assets. In addition, the company also concluded during the fourth quarter of fiscal 2006, that tax planning strategies to generate future taxable income through transfers of intellectual property to foreign affiliates were no longer feasible due to uncertainties regarding the ability of foreign affiliates to efficiently utilize and finance the intellectual property. Prior to the fourth quarter of fiscal 2006, this tax planning strategy was a material factor in the company’s assessment of the realizability of its net U.S. deferred tax assets.

The negative events mentioned above, while non-recurring in nature and/or beneficial to the company’s long-term future prospects, were material to the company’s decision to establish a full valuation allowance against its net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. The company continually analyzes the realizability of its deferred tax assets, but reasonably expects to continue to record a full valuation allowance on future U.S. tax benefits until the company sustains an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

The company currently records no tax benefits for losses incurred in certain jurisdictions, primarily the U.S. and Italy, because in the company’s judgment it is more likely than not that the future tax benefits from these losses will not be realized based on all available evidence, positive and negative. The reported income tax provision for the second quarter and the first six months of fiscal 2006 included tax benefits of $5.0 million and $9.9 million, respectively, related to U.S. losses.

As of March 31, 2007, the company has concluded in its judgment that it is appropriate to continue to maintain valuation allowances against its deferred tax assets, (primarily net operating loss and tax credit carryforwards) in certain jurisdictions, principally the U.S. and Italy, due to the lack of positive objective evidence of future profitability in these jurisdictions. The inability to record net tax benefits on the losses in the U.S. and Italy negatively impacts the company’s effective tax rate. Conversely, if the company generates pretax income in either the U.S. or Italy in future periods, such pretax income should result in a lower reported tax rate. During the second quarter of fiscal 2007, the reported tax provision increased by $9.2 million due to losses in the U.S. and Italy for which the company recorded no net tax benefits.

As of March 31, 2007, the company has established valuation allowances of $188.5 million against deferred tax assets which, in its judgment, do not have a more likely than not probability of being realized based on an evaluation of all evidence, positive and negative, in accordance with prescribed accounting guidance under SFAS 109. The company’s valuation allowances have increased $29.1 million since September 30, 2006, primarily due to an increase of $14.2 million and $6.1 million related to the tax impact of current period pretax losses in the U.S. and Italy, respectively, and an increase of $8.2 million related to U.S. foreign tax credit and research and development credit carryovers.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

In accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, the company was considered the owner of the new Joliet, Illinois manufacturing facility during the construction period. The company capitalized, as construction in progress (within the “Buildings” caption on the balance sheet), $5.3 million in the first quarter of fiscal 2007, with a corresponding increase to long-term debt, based on the construction project’s estimated costs incurred by the landlord during the period. As of December 31, 2006, the company had total capitalized costs of $30.5 million related to the landlord’s estimated project costs incurred for the Joliet facility.

During the second quarter, the company executed a sale-leaseback transaction for certain leasehold improvements it paid for related to the Joliet facility that resulted in the EITF 97-10 capitalization accounting. The company received $9.0 million of cash and reduced its debt obligation by $30.5 million in exchange for approximately $7.5 million of capitalized leasehold improvements and the $30.5 million value of the building on the company’s balance sheet prior to the sale. The cash ($9.0 million) in excess of the value of assets sold ($7.5 million) was recorded as deferred rent ($1.5 million) which will be amortized as a reduction in rent expense over the life of the lease. The company’s only continuing involvement is a normal leaseback, which qualifies as an operating lease.

NOTE 16. GOODWILL

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the company tests each reporting unit for possible goodwill impairment on an annual basis or on an interim basis if circumstances dictate. The goodwill allocated to each segment as of March 31, 2007 and September 30, 2006 is as follows:

(In thousands)	March 31, 2007	September 30, 2006
Antenna and Cable Products	$226,357	$196,299
Satellite Communications	14,371	14,207
Base Station Subsystems	411,782	411,782
Network Solutions	117,779	117,178
Wireless Innovations	143,147	143,200

Total Goodwill	$913,436	$882,666

As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, the company determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. The company performed “step one” of the goodwill impairment test, in accordance with paragraph 19 of SFAS 142, on this reporting unit as of March 31, 2007. Based on this test, the company determined that the fair value of the reporting unit was less than the carrying value of the net assets. The company has not yet completed “step two” of the impairment test and, as of the filing of this 10-Q, an impairment loss is not probable nor reasonably estimable.

In addition, as a result of the announced plan to sell the Satellite Communications reporting unit, the company determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. The company performed “step one” of the goodwill impairment test as of March 31, 2007, and determined that the fair value exceeded the carrying value of the net assets, therefore no indication of impairment existed and “step two” was not required.

NOTE 17. SEGMENTS

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

The following tables show sales and operating income (loss) by reporting segment for the three and six months ended March 31, 2007 and 2006:

	Three months ended March 31		Six months ended March 31
(In thousands)	2007	2006	2007	2006
Sales
Antenna and Cable Products
Antenna and Cable Products[1]	$318,982	$265,711	$658,527	$556,655
Satellite Communications	30,693	31,321	53,783	60,384

Total Antenna and Cable Products	349,675	297,032	712,310	617,039

Wireless Network Solutions
Base Station Subsystems	81,333	119,409	171,208	242,863
Network Solutions	25,201	26,816	44,591	49,236
Wireless Innovations	46,512	38,396	96,797	87,214

Total Wireless Network Solutions	153,046	184,621	312,596	379,313

Total Consolidated Sales	$502,721	$481,653	$1,024,906	$996,352

[1]

Includes billable freight and distribution services that are not included in the Antenna and Cable Products results for internal management purposes. The three and six months ended March 31, 2007 includes freight and distribution services of $6,570 and $12,746, respectively. The three and six months ended March 31, 2006 includes freight and distribution services of $6,652 and $19,597, respectively.

	Three months ended March 31		Six months ended March 31
(In thousands)	2007	2006	2007	2006
Operating Income (Loss)
Antenna and Cable Products
Antenna and Cable Products[2]	$43,921	$29,896	$106,109	$74,806
Satellite Communications	(3,520)	(4,093)	(7,133)	(6,694)

Total Antenna and Cable Products	40,401	25,803	98,976	68,112

Wireless Network Solutions
Base Station Subsystems	(12,266)	3,116	(32,311)	5,967
Network Solutions	3,825	5,676	3,279	7,868
Wireless Innovations	8,983	6,385	22,616	15,741

Total Wireless Network Solutions	542	15,177	(6,416)	29,576

Items not included in segments
Unallocated Sales and Administrative Costs	(26,930)	(28,035)	(56,918)	(56,899)
Intangible Amortization	(5,460)	(4,429)	(11,331)	(9,548)
Gain (Loss) on the Sale of Assets	331	72	516	(1,389)

Total Consolidated Operating Income	$8,884	$8,588	$24,827	$29,852

[2]

Includes billable freight and distribution services that are not included in the Antenna and Cable Products results for internal management purposes. The three and six months ended March 31, 2007 includes operating income related to billable freight and distribution services of $785 and $1,301, respectively. The three and six months ended March 31, 2006 includes operating income related to freight and distribution services of $1,103 and $2,523, respectively.

NOTE 18. SUBSEQUENT EVENT

On May 3, 2007, the company announced its intention to sell the Satellite Communications business. The final terms of any divestiture transaction are subject to board approval, and there can be no assurance as to the terms, timing, or consummation of any such transaction. Satellite Communications sales were 6% of the second quarter sales and 5% of the year-to-date sales for fiscal 2007.

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

Highlights

Sales were $502.7 million and $1,024.9 million, respectively, for the three and six months ended March 31, 2007; an increase of 4% and 3%, respectively, from the comparable periods of fiscal 2006. Strong demand for antenna and cable products and the implementation of price increases on cable products, the Precision Antennas (“Precision”) and EMS Wireless (“EMS”) acquisitions, and favorable foreign exchange impact increased sales, partially offset by weaker sales of active products, primarily to original equipment manufacturer (“OEM”) customers. Sales for the three and six month periods increased in Asia Pacific and Europe, Middle East and Africa (“EMEA”) geographic markets, partially offset by a decrease in the North American market. Sales to two specific North American customers decreased approximately $130 million for the six months ended March 31, 2007, compared to the prior year. Historically our strongest sales periods have been the third and fourth fiscal quarters due primarily to the wireless infrastructure construction season in the northern hemisphere. We remain cautious about our sales prospects in our North American business, if we do not see meaningful sequential improvement from the two customers with whom we have had significant weakness for the first six months of fiscal 2007.

Gross margin was 20.8% for the second quarter of fiscal 2007 compared to 20.6% in the second quarter of fiscal 2006. On a year-to-date basis gross margin was 22.1% compared to 21.7% for the first half of fiscal 2006. Higher antenna and cable sales and margins and better product mix were partially offset by relocation and start-up costs incurred during the quarter for our new cable manufacturing facility in Joliet, Illinois and by lower base station subsystem sales and margins.

Income before income tax was $6.3 million and $18.5 million, respectively, for the three and six months ended March 31, 2007, compared to $5.1 million and $23.6 million, respectively, for the three and six months ended March 31, 2006.

Our income tax rate was 131.2% and 124.4%%, respectively, for the second quarter of fiscal 2007 and for the first half of fiscal 2007, compared to 30.2% and 22.1% for the same periods of fiscal 2006. The increase in the effective tax rate was primarily due to losses in the United States (“U.S.”) and Italy for which no income tax benefit was recorded. We currently anticipate our effective tax rate for the full year to be in the range of 44% to 46%.

Net loss was $2.0 million for the second quarter of fiscal 2007 and $4.5 million year-to-date, compared to net income of $3.6 million for the second quarter of fiscal 2006 and $18.4 million for the first half of fiscal 2006.

We continue to grow through strategic acquisitions. In the first six months of fiscal 2007, we acquired EMS, a major designer and manufacturer of base station antennas for cellular networks in North America. We believe the acquisition of EMS will strengthen our relationships with key customers and extend our leadership position in wireless subsystems.

We continue to focus on our core wireless infrastructure business. As a result, we completed the sale of our broadband cable product line to Andes Industries, Inc. on April 2, 2007, and on May 3, 2007, we announced our intention to sell our Satellite Communications business. The final terms of any divestiture transaction are subject to board approval, and there can be no assurance as to the terms, timing, or consummation of any such transaction.

As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, we determined that a potential indicator of impairment had occurred. We expect to complete “step two” of our impairment analysis in the next 90 days, which could result in a portion of the $412 million of Base Station Subsystems’ goodwill being written off as a non-cash charge to earnings. For additional information about our accounting for goodwill see “Critical Accounting Policies” and “Item 1A. Risk Factors”

Results of Operations

Sales by operating segment for the three and six months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
(In millions)	2007	2006		2007	2006
Sales
Antenna and Cable Products
Antenna and Cable Products	$319	$266	20%	$658	$557	18%
Satellite Communications	31	31	0%	54	60	(10)%

Total Antenna and Cable Products	350	297	18%	712	617	15%

Wireless Network Solutions
Base Station Subsystems	81	120	(33)%	171	243	(30)%
Network Solutions	25	27	(7)%	45	49	(8)%
Wireless Innovations	47	38	24%	97	87	11%

Total Wireless Network Solutions	153	185	(17)%	313	379	(17)%

Total Sales	$503	$482	4%	$1,025	$996	3%

Antenna and Cable Products sales increased 20% and 18%, respectively, in the three and six months ended March 31, 2007 compared to the same periods of fiscal 2006. The increase in sales was due primarily to higher sales of coaxial cable, microwave systems and base station antennas. Coaxial cable sales increased primarily from price increases and network expansion in EMEA and Asia Pacific regions, which continue to experience increased network expansion and upgrades. Microwave systems and base station antenna sales also increased due to the acquisitions of Precision in April 2006 and EMS in December 2006 and network expansion in the EMEA and Asia Pacific regions. The Precision and EMS acquisitions increased sales in the three and six months ended March 31, 2007, $20.8 million and $39.1 million, respectively,.

Satellite Communications sales for the quarter were consistent with the second quarter of fiscal 2006 and decreased 10% on a year-to-date basis. Second quarter fiscal 2007 sales declines in consumer direct-to-home satellite products were partially offset by increases in earth station electronics and VSAT antenna sales. Sales for the first half of fiscal 2007 decreased primarily due to the first quarter fiscal 2006 completion of a substantial earth station antenna gateway contract.

Base Station Subsystems sales decreased 33% for the second quarter and 30% on a year-to-date basis compared to the same periods in the prior year primarily due to reduced sales of filters and power amplifiers to certain North American and European OEM customers and North American operators. The market for our base station components declined in the first half of fiscal 2007 as a result of reduced demand from certain North American and European OEM customers and North American operators, who were in the process of consolidating during the first half of fiscal 2007.

Network Solutions sales declined 7% in the second quarter of fiscal 2007 and 8% on a year-to-date basis compared to the same periods of fiscal 2006, primarily due to a decline in E-911 geolocation equipment sales in North America. In the second quarter of fiscal 2007, the decline in North American sales was partially offset by the completion of the first phase of a Middle East geolocation project. In previous years, Network Solutions’ sales have mainly resulted from E-911 regulatory requirements in the U.S. Sales have declined as major U.S. operators have completed upgrading their networks to meet these E-911 requirements. We have recently experienced, and expect to see further international sales growth of geolocation equipment.

Wireless Innovations sales increased 24% and 11%, respectively, in the three and six months ended March 31, 2007, compared to the same periods of fiscal 2006. The increased sales were primarily due to strong repeater sales in North America and the Asia Pacific region, partially offset by lower sales of radiating cables. Repeater sales have increased as operators continue to improve signal coverage in densely populated urban areas and buildings.

Our sales by region for the three and six months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
(In millions)	2007	2006		2007	2006
Sales
Americas	$222	$264	(16)%	$471	$560	(16)%
Europe, Middle East, Africa (EMEA)	189	155	22%	360	308	17%
Asia Pacific	92	63	46%	194	128	52%

Total	$503	$482	4%	$1,025	$996	3%

Americas sales decreased 16% in the quarter and year-to-date compared to the prior year, due mainly to decreased base station component sales in North America, which reflected a reduction in spending by certain North American operators and OEM customers that are in the process of consolidating. Second quarter and year-to-date sales also decreased due to reduced E-911 geolocation equipment sales. Sales to two specific North American customers decreased approximately $130 million for the six months ended March 31, 2007, compared to the prior year. This was partially offset by sales to other North American customers.

Europe, Middle East, Africa (EMEA) sales increased 22% and 17%, respectively, in the three and six months ended March 31, 2007, compared to the same period of fiscal 2006, due mainly to stronger cable sales resulting from network expansion, higher antenna sales primarily resulting from the Precision acquisition in April 2006 ($14 million and $31 million, respectively for the three and six months ended March 31, 2007), the completion of the first phase of a large Middle East geolocation project, and an approximate $10 million favorable impact of foreign exchange rate movement during the second quarter. These increases were partially offset by decreased base station component sales due to weak demand from certain OEM customers who are in the process of consolidating.

Asia Pacific sales increased 46% and 52%, respectively, in the three and six months ended March 31, 2007, compared to the same period of fiscal 2006. The increase was due to growth in Antenna and Cable Products supporting network expansion in India and China and certain OEM customers investing in Base Station Subsystem and Wireless Innovations products to support network expansion in China and India.

Our top 25 customers represented 70% of sales in the second quarter of fiscal 2007, compared to 67% in the second quarter of fiscal 2006. On a year-to-date basis our top 25 customers represented 68% of sales, consistent with the prior year. Major OEMs accounted for 41% of sales in the second quarter of fiscal 2007, compared to 38% in the second quarter of fiscal 2006. Ericsson was the largest customer for the second quarter of fiscal 2007 at 11% of sales. Alcatel-Lucent, Sprint-Nextel, Siemens and Nokia each represented more than 5% of total sales for the second quarter of fiscal 2007.

Gross profit margin was 20.8% in the second quarter of fiscal 2007, compared with 20.6% in the second quarter of fiscal 2006. On a year-to-date basis gross profit was 22.1% compared with 21.7% for fiscal 2006. For both the second quarter and year-to-date results, higher Antenna and Cable Products margins were reduced by lower Base Station Subsystems and Network Solutions margins. Antenna and Cable Products’ margins were slightly higher than the prior year quarter as the impact of higher volume and prices was offset by approximately $8.0 million of relocation and startup costs incurred during the second quarter associated with the move into our new cable manufacturing facility in Joliet, Illinois. We expect to incur approximately $8.0 million of additional relocation and start-up expenses during the third quarter of fiscal 2007. Our gross margin for Antenna and Cable Products is impacted by the price of copper. The spot price of copper has increased significantly during the months of March and April of 2007. Our ability to maintain gross margin is dependent on our ability to adjust our selling prices for changes in copper costs. Base Station Subsystems’ margins for the second quarter were lower than the prior year quarter primarily due to lower sales volume, less-profitable product mix and higher filter inventory provisions. Network Solutions margins decreased as higher-margin U.S. geolocation sales in fiscal 2006 are partially replaced with less profitable international geolocation sales in fiscal 2007.

Research and development expenses were $27.0 million, or 5.4% of sales, in the second quarter of fiscal 2007, compared to $26.8 million, or 5.6% of sales, in the second quarter of fiscal 2006. On a year-to-date basis, research and development expenses were $54.3 million, or 5.3% of sales, in fiscal 2007 compared to $54.8 million, or 5.5% of sales, in fiscal 2006. The year-to-date decrease in research and development expenses is primarily the result of Base Station Subsystems headcount reductions, which were partially offset by higher Satellite Communications research and development expenses related to new product development, the inclusion of Skyware Radio Systems GmbH (“Skyware”) which was acquired in February 2006 and increased spending for Wireless Innovations.

Sales and administrative expenses were $62.4 million, or 12.4% of sales, in the second quarter of fiscal 2007, compared to $58.3 million, or 12.1% of sales, in the second quarter of fiscal 2006. For the six months ended March 31, 2007, sales and administrative expenses were $128.5 million, or 12.5% of sales, compared to $120.0 million, or 12.0% of sales, in the same period of fiscal 2006. Sales and administrative expenses were higher primarily due to an increase in sales commissions and selling expenses associated with supporting sales growth in emerging markets, developing direct-to-carrier channels and increased legal expenses related to intellectual property litigation. Sales and administrative expenses for the three and six months ended March 31, 2007 included incremental costs of $0.9 million and $1.5 million, respectively, as a result of the acquisitions of Precision and EMS.

Intangible amortization was $5.5 million and $11.3 million, respectively, in the three and six months ended March 31, 2007, compared to $4.4 million and $9.5 million, respectively, in the comparable periods of fiscal 2006. Included in the second quarter of fiscal 2007 amortization is $0.9 million related to the intangible assets acquired in the EMS acquisition in December 2006. The year-to-date amount for fiscal 2007 also includes an impairment charge of $1.2 million as a result of a decision in the first quarter of fiscal 2007 to discontinue use of certain technology acquired with Quasar Microwave Technology Ltd. It is anticipated that intangible amortization will be approximately $18.4 million in fiscal 2007, compared to $19.0 million in fiscal 2006. The reduction in intangible amortization, excluding the recent acquisitions and impairment charge, compared to the prior year is due mainly to a reduction of amortization expense associated with intangibles acquired with Allen Telecom in fiscal 2003 and Celiant in fiscal 2002.

Restructuring expense was $1.4 million in the second quarter of fiscal 2007 and $7.9 million on a year-to-date basis, compared to $1.4 million and $0.9 million, respectively, in the second quarter and year-to-date for fiscal 2006. The restructuring charges in the second quarter of fiscal 2007 were primarily due to headcount reductions related to cost cutting initiatives in the U.S. and headcount reductions in Nogales, Mexico due to the outsourcing of our filter manufacturing to Elcoteq S.A. The fiscal 2007 year-to-date restructuring charges were primarily the result of accruing severance costs related to the downsizing of our Italian filter operations in Base Station Subsystems and other headcount reductions. We do not expect to incur any significant additional expense related to the Italian filter restructuring plan. We anticipate that the outsourcing of production to Elcoteq S.A. and reduced overhead costs associated with the headcount reductions will increase the profitability of Base Station Subsystems. We currently estimate the annual benefit from these cost savings to be approximately $2.0 million, which we will begin to realize in the second half of fiscal 2007.

Additionally, in the second quarter of fiscal 2007, we recorded integration reserves for the Precision and EMS acquisitions of $0.4 million and $0.7 million, respectively, which increased the goodwill associated with the acquisitions. We expect the annual benefit from these costs savings to be approximately $4 million to $5 million, which we will begin to realize in the second half of fiscal 2007.

Operating income (loss) by operating segment for the three and six months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
(In millions)	2007	2006		2007	2006
Operating Income (Loss)
Antenna and Cable Products
Antenna and Cable Products	$44	$30	47%	$106	$75	41%
Satellite Communications	(4)	(4)	0%	(7)	(7)	0%

Total Antenna and Cable Products	40	26	54%	99	68	46%

Wireless Network Solutions
Base Station Subsystems	(12)	3	NM	(32)	6	NM
Network Solutions	4	6	(33)%	3	8	(63)%
Wireless Innovations	9	6	50%	23	16	44%

Total Wireless Network Solutions	1	15	NM	(6)	30	NM

Items not included in segments
Unallocated Sales and Administrative Costs	(27)	(28)	(4)%	(57)	(57)	0%
Intangible Amortization	(5)	(4)	25%	(11)	(10)	10%
Gain (Loss) on the Sale of Assets	—	—	NM	—	(1)	NM

Total Consolidated Operating Income	$9	$9	0%	$25	$30	(17)%

NM - Not Meaningful

Antenna and Cable Products operating income increased 47% and 41%, respectively, for the three and six months ended March 31, 2007 compared to the same periods of fiscal 2006. The increase was primarily as a result of increased coaxial cable and base station antenna sales, a benefit from price increases on certain cable products and the acquisitions of Precision and EMS, partially offset by approximately $8.0 million of relocation and startup costs incurred during the second quarter associated with the move into our new cable manufacturing facility in Joliet, Illinois, and higher commodity costs.

Satellite Communications operating loss was $4 million and $7 million, respectively, for the second quarter and year-to-date fiscal 2007, consistent with the same periods of fiscal 2006. Higher margins were offset by higher research and development expenses associated with the acquisition of Skyware in February 2006. Additionally, the year-to-date Satellite Communications operating loss was impacted by lower sales volumes resulting from our planned reduced involvement in certain consumer broadband satellite programs.

For the three and six months ended March 31, 2007, Base Station Subsystems generated operating losses of $12 million and $32 million, respectively, compared to operating income of $3 million and $6 million, respectively, for the same periods of fiscal 2006. The operating losses primarily resulted from lower base station component sales and margins due to decreased demand from certain OEM and operator customers that were in the process of consolidating during the quarter. Fixed costs on lower volume as well as higher inventory provisions for the filter supply chain transition also contributed to the operating losses for the quarter and year-to-date periods. Also included in the year-to-date operating loss for fiscal 2007 is $5.6 million of restructuring expense, primarily attributable to severance costs associated with the previously announced headcount reduction in Italy for the filter product line. We also recorded a charge of $1.5 million during the first quarter of fiscal 2007 for a product quality matter involving a specific OEM customer. During the first half of fiscal 2007, we made continued progress towards relocating our high-volume filter product line manufacturing to Elcoteq S.A. and expect this transition to be completed during the second half of fiscal 2007.

Network Solutions generated operating income of $4 million in the second quarter of fiscal 2007, and $3 million year-to-date compared to operating income of $6 million and $8 million, respectively, in the second quarter and year-to-date for fiscal 2006. The decrease was primarily due to a decline in E-911 geolocation equipment sales in North America, partially offset by an increase in less profitable geolocation sales in the EMEA region.

Wireless Innovations operating income increased 50% and 44%, respectively, for the three and six months ended March 31, 2007 compared to the same period in the prior year, due to sales growth, improved repeater margins resulting from cost reduction initiatives and better revenue mix.

Other expense was $2.6 million and $6.3 million for the quarter and year-to-date periods ended March 31, 2007 as compared to $3.5 million and $6.2 million for the same period in fiscal 2006. Interest expense for the three and six months ended March 31, 2007 was $4.4 million and $8.5 million, respectively, compared to $4.1 million and $7.9 million, respectively, in the same periods of fiscal 2006. Interest income for the quarter was consistent with the prior year and increased $0.4 million to $2.6 million for the first half of fiscal 2007, compared to the same periods of fiscal 2006. Other income was $0.5 million in the second quarter of fiscal 2007, primarily from the recognition of foreign government investment incentives offset by foreign exchange losses; this compared to other expense of $0.7 million in the second quarter of fiscal 2006 which was primarily due to foreign exchange gains and losses. On a year-to-date basis, other expense was basically unchanged year over year, and is primarily attributable to foreign exchange gains and losses.

Income Taxes. The reported tax rate was 131.2% for the second quarter and 124.4% for the first six months of fiscal 2007. The high reported tax rate for both periods of fiscal 2007 was primarily due to a concentration of pretax losses in jurisdictions in which the company could not record tax benefits, such as the U.S. and Italy. The second quarter reported tax rate included the favorable impact of 19.6% related to tax benefits from intercompany transfer price adjustments to prior fiscal years and of 8.2% related to tax benefits from an adjustment to China deferred tax assets to reflect changes to China’s tax laws enacted in the quarter. The reported tax rate was 30.2% for the second quarter and 22.1% for the first six months of fiscal 2006. The reported tax rates for both reporting periods of fiscal 2006 benefited from non-recurring tax adjustments, primarily tax benefits related to the repatriation of foreign earnings.

During the fourth quarter of fiscal 2006, the company concluded that it was appropriate to establish full valuation allowances against its U.S. deferred tax assets due to the lack of positive objective evidence of future taxable income in the U.S. The reported income tax provision for the second quarter and the first six months of fiscal 2006 included tax benefits of $5.0 million and $9.9 million, respectively, related to U.S. losses during those periods.

The company expects the effective tax rate for 2007 to be in the range of 44% to 46%. This rate could be materially affected by the level of pretax income or loss generated in the U.S., the earnings mix in foreign countries where the statutory rates are higher or lower than the federal statutory rate, or by changes in tax laws. The company is subject to examination of its tax filings by the Internal Revenue Service and other taxing authorities. The company regularly reviews and assesses the potential outcome of these examinations to determine the adequacy of its tax provisions.

Liquidity and Capital Resources

Cash and cash equivalents were $127.2 million at March 31, 2007, compared to $169.6 million at September 30, 2006. Working capital at March 31, 2007 was $567.5 million, compared to $585.1 million at September 30, 2006. Management believes that our strong working capital position, ability to generate cash flow from operations, and ability to borrow under our revolving credit agreement will allow us to meet our normal operating cash flow needs for the foreseeable future.

We maintain a $250 million revolving credit facility with a group of lenders that expires in September 2010. Under the terms of this facility, we are subject to various quarterly covenant requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that Andrew can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. As of March 31, 2007, we were in compliance with all of these requirements and have the ability to utilize the entire $250 million of the credit facility. The company had $106.3 million in borrowings under this credit facility at March 31, 2007, compared to $35.2 million at September 30, 2006.

Several of the company’s foreign subsidiaries maintain credit facilities with local banks. At March 31, 2007, the company had $7.0 million of borrowings under credit facilities in India, Italy and Japan compared to $7.2 million at September 30, 2006.

Cash Flows. The following table sets forth certain information from our consolidated statements of cash flows for the six months ended March 31, 2007 and 2006:

	Six Months Ended March 31,
(In millions)	2007	2006	Change
Net income (loss)	$(5)	$18	$(23)
Non-cash charges for depreciation, amortization, asset sale gains/(losses) and stock-based compensation	45	41	4
Restructuring costs	2	(2)	4
Change in operating assets and liabilities	(47)	(46)	(1)

Net cash (used for) from operations	(5)	11	(16)
Net cash used for investing activities	(66)	(42)	(24)
Net cash from (used for) financing activities	23	(4)	27
Effect of exchange rates changes on cash	5	1	4

Decrease in cash for the period	$(43)	$(34)	$(9)

Operating Activities. In the first six months of fiscal 2007, we utilized $4.7 million of cash from operations, compared to generating $11.6 million of cash in the first six months of fiscal 2006. The decrease in cash from operations was primarily due to a net loss for the six months ended March 31, 2007. In the first six months of fiscal 2007, accounts receivable decreased from $557.8 million at September 30, 2006 to $512.1 million at March 31, 2006, due to lower sales in the second quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Days sales outstanding (DSO) increased to 90 days compared to 89 days as of December 31, 2006 and 80 days as of September 30, 2006, due primarily to a higher percentage of fiscal 2007 sales from the Asia Pacific and EMEA regions where collection terms are longer than in the U.S. Inventory increased from $388.3 million at September 30, 2006 to $398.0 million at March 31, 2007, due primarily to the acquisition of EMS Wireless, and the build-up of cable inventory in anticipation of the transition of production from Orland Park, Illinois to the new Joliet, Illinois facility during our second and third quarters.

Recent legislation enacted in the U.K. has accelerated the rate of funding required for the U.K. defined benefit pension plan. In March of 2007, the company proposed to the U.K. Pensions Regulator a plan to fund a pension deficit of approximately $29.9 million by March 31, 2010. As a result, the company made additional cash contributions of $8.3 million in April of 2007 in excess of the originally planned funding amount for fiscal 2007. The following schedule shows the timing of the additional contributions/payments the company currently intends to make to the plan:

(In millions)	April 2007	March 2008	March 2009	March 2010	Total
Contribution amount	$8.3	$9.8	$9.8	$2.0	$29.9

Investing Activities. Capital expenditures were $33.2 million in the first six months of fiscal 2007, consistent with the first six months of fiscal 2006, primarily due to construction costs for the new cable manufacturing facilities in Goa, India, which opened during the first quarter of fiscal 2007, and in Joliet, Illinois, into which transition is expected to be completed in the third quarter of fiscal 2007. In the first six months of fiscal 2007, we paid $48.7 million for the assets of EMS Wireless, net of cash received.

During the second quarter the company executed a sale-leaseback transaction for the Joliet facility. As part of that transaction, the company received $9.0 million in exchange for approximately $7.5 million of previously purchased and capitalized leasehold improvements. The company recorded the $1.5 million of cash in excess of assets sold as deferred rent which will be amortized as a reduction in rent expense over the life of the lease.

Financing Activities. We reduced our net long-term debt by $26.3 million in the first six months of fiscal 2007, primarily as a result of retiring certain senior notes that were due in fiscal 2008. Short-term notes payable increased by $69.9 million, primarily to fund the acquisition of EMS Wireless, fund working capital requirements, and repurchase 2.0 million shares of our common stock for $20.4 million. We have approximately 5.4 million shares remaining under a previously authorized stock repurchase program.

On May 3, 2007, we announced our intention to sell our Satellite Communications business. The final terms of any divestiture transaction are subject to board approval, and there can be no assurance as to the terms, timing, or consummation of any such transaction.

As part of our future growth strategy, we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2006. In addition, we have obligations under open purchase orders and the long-term liabilities reflected in our consolidated balance sheet. Except as described herein, there have been no material changes in our contractual obligations and commercial commitments since September 30, 2006 arising outside of the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies during the six months ended March 31, 2007. The following is providing additional disclosure related to our critical accounting policies:

Goodwill

We perform an annual impairment test of goodwill on the first day of our fiscal fourth quarter, July 1. In fiscal 2006, we managed our business as five operating segments. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we determined these operating segments were our reporting units. We tested each reporting unit for possible goodwill impairment by comparing each reporting unit’s net book value to fair value. As each reporting unit’s fair value was greater than its net book value and no other impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the reporting units for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses as well as fair value on a comparable business basis.

We use both the Discounted Cash Flow (“DCF”) method and the Comparable Business (“CB”) method for determining fair value of our reporting units. The CB method is a valuation technique by which the fair value of the equity of a business is estimated by comparing it to publicly traded companies in similar lines of business. The multiples of key metrics of other similar companies (revenue and/or EBITDA) are generally applied to the historical or projected results of the company being valued to determine its fair market value. The DCF method considers the future cash flow projections of the company and the value of those projections discounted to the present day. While the use of historical results and future projections can result in different valuations for a company, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range.

On an annual basis, we assess the current business environment, changes in the operations of each reporting unit, deviations from projected results, and the results of the prior year goodwill impairment test. We then determine if the DCF method, the CB method or both will be used in performing the current year goodwill impairment test. When both methods are used for a reporting unit, we consider the similarities of each valuation to the underlying business to determine the weight given to each method. In 2005 and 2006, we weighted the two methods equally in determining the value of the reporting units that used both methods because we believed both methods had an equal probability of providing an appropriate fair value. In fiscal 2006, we used the DCF method for all reporting units and the CB method for Base Station Subsystems, Wireless Innovations and Satellite Communications as these represented management’s best estimate of the fair value of each reporting unit.

When using the CB method, we select comparable companies that operate in the same market place as the reporting unit. Because of the limited number of companies that operate in the same market and are of the same size as the reporting unit, we focus on companies that closely match the reporting unit from a product offering and customer base standpoint, regardless of size. When considering the multiples of the comparable companies we factor in the size of the comparable companies when selecting the appropriate multiple to use in the valuation. Generally, the CB method has resulted in a higher valuation of our reporting units than the DCF method. This is indicative of the future prospects and higher values the market places on companies that operate in our industry.

Although our cash flow forecasts used in the DCF method are based on assumptions that are consistent with plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. If actual results are different from our forecasts, future tests may indicate an impairment of goodwill, which could result in non-cash charges, adversely affecting our results of operations.

The following tables summarize the significant assumptions in the 2006 DCF fair value calculations:

REVENUE GROWTH RATE	PROJECTED (as of July 1, 2006 valuation date)
	2007	2008	2009	2010	Terminal
Antenna and Cable Products	5.6%	4.8%	3.6%	2.0%	1.0%
Satellite Communications	23.6%	20.4%	8.7%	8.5%	4.0%
Base Station Subsystems	0.0%	25.4%	9.7%	8.5%	5.0%
Network Solutions	5.6%	7.1%	5.2%	3.0%	2.0%
Wireless Innovations	11.4%	10.0%	10.0%	7.5%	4.0%

EBIT MARGIN	PROJECTED (as of July 1, 2006 valuation date)
	2007	2008	2009	2010	Terminal
Antenna and Cable Products	11.9%	11.2%	11.3%	11.3%	10.4%
Satellite Communications	(0.9)%	3.2%	4.9%	5.1%	5.1%
Base Station Subsystems	2.3%	7.6%	11.5%	12.3%	12.5%
Network Solutions	14.1%	19.9%	22.7%	22.7%	22.7%
Wireless Innovations	15.6%	17.3%	18.9%	19.0%	19.0%

The following tables summarize the significant assumptions in the 2005 DCF fair value calculations:

REVENUE GROWTH RATE	PROJECTED (as of July 1, 2005 valuation date)
	2006	2007	2008	2009	Terminal
Antenna and Cable Products	7.7%	3.3%	2.0%	2.0%	2.0%
Satellite Communications	18.3%	34.8%	18.4%	15.1%	4.0%
Base Station Subsystems	2.1%	19.7%	20.0%	2.5%	5.0%
Network Solutions	(22.7)%	3.5%	3.5%	3.8%	3.0%
Wireless Innovations	12.0%	12.0%	8.5%	8.5%	5.0%

EBIT MARGIN	PROJECTED (as of July 1, 2005 valuation date)
	2006	2007	2008	2009	Terminal
Antenna and Cable Products	14.3%	15.0%	15.0%	15.0%	15.0%
Satellite Communications	5.3%	6.8%	7.7%	8.3%	8.3%
Base Station Subsystems	1.3%	7.6%	14.2%	15.8%	18.5%
Network Solutions	19.3%	19.1%	21.9%	23.5%	23.5%
Wireless Innovations	17.6%	19.1%	17.0%	16.6%	16.6%

The following table summarizes the discount rates used in the 2006 and 2005 DCF fair value calculations:

	Discount Rate
	2006	2005
Antenna and Cable Products	13%	10%
Satellite Communications	13%	12%
Base Station Subsystems	14%	16%
Network Solutions	14%	11%
Wireless Innovations	14%	13%

The following table summarizes the significant assumptions used in the 2006 and 2005 CB fair value calculations:

	2006					2005
	CB Multiples Used				Control Premium	CB Multiples Used			Control Premium
	Revenue		EBITDA			Revenue	EBITDA
Antenna and Cable Products	(a	)	(a	)	(a )	1.2x	8.6x		(c	)
Satellite Communications	0.5x		8.0x		20%	0.7x	8.1x		(c	)
Base Station Subsystems	1.2x		10.0x		20%	1.3x	(b	)	(c	)
Network Solutions	(a	)	(a	)	(a )	2.1x	8.4x		(c	)
Wireless Innovations	1.5x		9.0x		20%	1.6x	8.2x		(c	)

(a)	The Comparable Business method was not used for Antenna and Cable Products and Network Solutions for the 2006 valuation because these reporting units had continued positive results in fiscal 2006, had large amounts of headroom in fiscal 2005 and had fiscal 2006 projected results that indicated continued revenue and EBIT margin growth.

(b)	EBITDA was not used for Base Station Subsystems in the 2005 valuation. As of the valuation date, the EBITDA for Base Station Subsystems was considered a de minimis amount and not representative of the value of the reporting unit.

(c)	The control premium was factored into the selection of the Revenue and EBITDA Multiples in the 2005 fair value calculation.

The following table illustrates the goodwill allocated to each reporting unit as of March 31, 2007 and September 30, 2006 and 2005, and the amount of headroom, (which represents the percentage difference between each reporting unit’s fair value and carrying value) as of our annual impairment test, July 1, 2006 and 2005, as follows:

	Goodwill (In thousands)			Headroom (1)
	March 31, 2007	September 30,		July 1,
		2006	2005	2006	2005
Antenna and Cable Products	$226,357	$196,299	$186,308	24%	85%
Satellite Communications	14,371	14,207	7,085	43%	184%
Base Station Subsystems	411,782	411,782	402,799	6%	5%
Network Solutions	117,779	117,178	113,233	7%	29%
Wireless Innovations	143,147	143,200	152,658	45%	3%

(1)	Headroom = (fair value - carrying value)/carrying value

The decrease in Antenna and Cable Products headroom is due primarily to the use of a higher discount rate resulting from long-term uncertainty of future copper prices and the market’s continued acceptance of copper cable as compared to other products, such as optical fiber. The decrease in the Satellite Communications headroom is due to a lower fiscal 2006 fair value resulting from lower projected long-term revenues and cash flows in fiscal 2006 versus fiscal 2005 and a higher fiscal 2006 carrying value due primarily to the acquisition of Skyware in February 2006. The decrease in the Network Solutions headroom was primarily the result of greater uncertainty in the assumptions (e.g. greater mix of international revenue) underlying the reporting unit’s fair value. As a result, a higher discount rate was applied to determine the fair value of the reporting unit. The increase in Wireless Innovations headroom was the result of a higher fair value due to higher projected long-term revenues and cash flows resulting from expected continued strong market acceptance of the product offering.

The following table illustrates the impact on the amount of headroom of a change to each of the critical assumptions used in the goodwill valuation for 2006:

	HEADROOM ANALYSIS AS OF JULY 1, 2006
	Antenna and Cable Products	Satellite Communications	Base Station Subsystems	Network Solutions	Wireless Innovations
Headroom	24%	43%	6%	7%	45%
METHOD USED
TEN PERCENTAGE POINT:
Decrease in Comparable Business (CB) Weighting	N/A	39%	4%	N/A	44%
Increase in Comparable Business (CB) Weighting	N/A	49%	8%	N/A	45%
DCF METHOD
ONE PERCENTAGE POINT:
Decrease in Revenue Growth Rate	20%	41%	4%	2%	41%
Increase in Revenue Growth Rate	28%	46%	8%	12%	47%
Decrease in EBIT Margin	12%	29%	1%	0%	40%
Increase in EBIT Margin	36%	59%	11%	14%	49%
Decrease in Terminal Growth Rate	18%	38%	1%	(2)%	39%
Increase in Terminal Growth Rate	31%	51%	12%	18%	52%
Decrease in Discount Rate	35%	52%	13%	22%	54%
Increase in Discount Rate	15%	37%	0%	(5)%	37%
CB METHOD
TEN PERCENT:
Decrease in Revenue Multiple	N/A	39%	2%	N/A	40%
Increase in Revenue Multiple	N/A	48%	10%	N/A	50%
Decrease in EBITDA Multiple	N/A	39%	3%	N/A	41%
Increase in EBITDA Multiple	N/A	47%	9%	N/A	49%
FIVE PERCENTAGE POINT:
Decrease in Control Premium	N/A	40%	4%	N/A	42%
Increase in Control Premium	N/A	47%	8%	N/A	48%

N/A - The CB method was not used for determining the fair value of this reporting unit

Network Solutions has continued to produce positive results; however, because of the sensitivity of the valuation to changes in the cash flow projections, there is a greater risk of potential future impairment. Some of the significant factors that could impact the cash flow projections for Network Solutions are (1) the level of revenue resulting from the consolidation of U.S. wireless service providers, (2) the timing and volume of international expansion opportunities, (3) the ability to maintain operating margin levels, (4) the ability to develop new and enhanced products and (5) our ability to execute direct production and overhead cost reductions.

As a result of its relatively large amount of goodwill and its operating losses in fiscal 2004, 2005 and 2006, Base Station Subsystems’ goodwill is at a higher risk of potential future impairment. As of July 1, 2006, our future cash flow projections for Base Station Subsystems included (1) higher sales volumes resulting from international wireless network expansion, in particular from China which is expected to begin building their third generation (3G) networks in late 2007 and into 2008, (2) increased gross margin rates as a result of our outsourcing of North American and European filter manufacturing to Elcoteq S.A., (3) increased facility utilization as a result of the restructuring of our operations in line with our business needs, (4) introduction of new products and rationalization of research and development spending resulting in sales volumes growing at a higher rate than operating expenses, and (5) focus on higher margin products and business relationships resulting in an improved mix of product sales.

If one or more of these assumptions differ from our forecasts, future tests may indicate an impairment of goodwill.

As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, we determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. We performed “step one” of the goodwill impairment test, in accordance with paragraph 19 of SFAS 142, on this reporting unit as of March 31, 2007. Based on this test, we determined that an indicator of impairment existed and “step two” of the impairment test was required. We expect to complete “step two” of the Base Station Subsystems’ reporting unit goodwill impairment test in the next 90 days. Goodwill represents approximately 90% of the net assets of the Base Station Subsystems reporting unit. Based on the results of this test, a portion of the $412 million of Base Station Subsystems goodwill may be written off as a non-cash charge to earnings.

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

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

Forward-looking statements involve risks, uncertainties and assumptions, including those discussed under the caption “Risk Factors” in Andrew’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Part I, Item 1A) and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our business, financial condition and results of operations could be materially and adversely affected. We caution the reader, however, that the list of factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any such factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

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

We use various metals in the production of our products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. As a result, we are exposed to fluctuations in the price of copper. In order to reduce this exposure, we have implemented price increases on our cable products and have entered into forward purchase contracts with various suppliers. At March 31, 2007, we had contracts to purchase approximately 20.4 million pounds of copper for $56.7 million. For the remainder of fiscal 2007, we estimate that we will purchase approximately 12 million additional pounds of copper. We estimate that a 10% change in the price of copper could increase or decrease the cost of our forecasted fiscal 2007 copper purchases that are not under contract at March 31, 2007 by approximately $3.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of March 31, 2007.

Internal Control Over Financial Reporting: During the second quarter of fiscal 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Items 3, 4 and 5 of this Part II are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and is vigorously defending this litigation. Discovery in this matter is now complete and both parties have moved for summary judgment. A decision on these motions is not expected until the fourth quarter of fiscal 2007. A trial date has been set for September 2007. The parties have not engaged in meaningful settlement talks to date.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation will have a material effect on the company’s business, financial position, results of operations or cash flow.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2006. Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

We intend to sell our Satellite Communications business. On May 3, 2007, we announced our intention to sell our Satellite Communications business. We have engaged in discussions with potential buyers and, subject to board approval, currently expect to complete the divestiture. However, we cannot assure you that we will complete a transaction on terms acceptable to us, or at all. We also cannot predict the length of time needed to sign or close any such divestiture transaction. If we do not complete the intended divestiture, we may have incurred significant expenses for which we will not receive any benefit. Our ability to sell this business on acceptable terms depends on its future operating performance and other factors beyond our control, including the degree of interest from potential buyers and prevailing market conditions. The net assets of the Satellite Communications business were approximately $54 million as of March 31, 2007. While we currently believe that there is no impairment related the Satellite Communications’ assets, if the sale price is less than the carrying value of the assets being sold, we would record either a loss on the sale or an impairment of the assets depending on the timing of the transaction.

The goodwill balance on our balance sheet is tested at least annually for possible valuation impairment and any non-cash impairment charges could adversely affect our financial results. We test our goodwill balance for possible impairment based on the five reporting units of our business. On March 31, 2007 we had a goodwill balance of $913 million, of which $412 million relates to the Base Station Subsystems group. As a result of its relatively large amount of goodwill and its operating losses in fiscal 2004, 2005 and 2006, the Base Station Subsystem Group’s goodwill is at a higher risk of potential future impairment. As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, we determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. We performed “step one” of the goodwill impairment test, in accordance with paragraph 19 of SFAS 142, on this reporting unit as of March 31, 2007. Based on this test, we determined that an indicator of impairment existed and “step two” of the impairment test was required. We expect to complete “step two” of the Base Station Subsystems reporting unit goodwill impairment test in the next 90 days. Goodwill represents approximately 90% of the net assets of the Base Station Subsystems reporting unit. Based on the results of this test, a portion of the $412 million of Base Station Subsystems’ goodwill may be written off as a non-cash charge to earnings. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the businesses for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses. If actual results are different from the company’s forecasts, future tests may indicate an impairment of goodwill, which could result in non-cash charges, adversely affecting the company’s results of operations. If, in the course of our valuation testing procedures, we determine that a portion of the consolidated goodwill balance is impaired, any non-cash impairment charges would adversely affect our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since fiscal 1997, our Board of Directors has authorized us to repurchase up to 30.0 million common shares. As of March 31, 2007, we had repurchased approximately 24.6 million shares. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management. Included in the 24.6 million shares repurchased are 1.0 million shares repurchased in the second quarter of fiscal 2007 for $10.3 million.

The table below lists our repurchases of shares of common stock during the first six months of fiscal 2007:

Fiscal Year 2007	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
December 1 to December 31	1,000,000	$10.09	1,000,000	6,389,568
March 1 to March 31	1,000,000	$10.34	1,000,000	5,389,568

Total	2,000,000		2,000,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s Annual Meeting of Shareholders was held on February 7, 2007. At the meeting, the following matters were submitted to shareholders for a vote:

1.	Election of Directors

Nominee	Votes For	Votes Withheld
William L. Bax	132,619,715	6,914,651
Thomas A. Donahoe	132,703,396	6,830,970
Ralph E. Faison	135,305,864	4,228,502
Jere D. Fluno	130,421,271	9,113,095
William O. Hunt	132,637,652	6,896,714
Gerald A. Poch	132,291,699	7,242,667
Anne F. Pollack	132,510,164	7,024,202
Glen O. Toney	132,164,645	7,369,721
Andrea L. Zopp	132,550,727	6,983,639

2.	The appointment of Ernst & Young LLP to serve as independent public auditors for fiscal 2007 was ratified by a vote of 136,505,316 shares for, 2,890,972 shares against, and 138,077 abstentions.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 10, 2007	By:	/s/ Marty R. Kittrell
Marty R. Kittrell Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)