Form 10-Q
period 2007-06-30
ANDREW CORP
filed 2007-08-02
CIK 317093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of outstanding shares of the registrant’s common stock as of July 30, 2007 was 156,019,781.

INDEX

ANDREW CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREW CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2007	September 30, 2006
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$118,934	$169,609
Accounts receivable, less allowances (June 2007 - $7,476; September 2006 - $7,112)	551,828	557,834
Inventory	389,073	388,296
Other current assets	73,279	37,282
Assets held for sale	8,824	—

Total Current Assets	1,141,938	1,153,021

Other Assets
Goodwill	810,163	882,666
Intangible assets, less amortization	44,882	47,205
Other assets	54,082	62,018

Property, Plant and Equipment
Land and land improvements	17,589	22,578
Buildings	105,214	160,244
Equipment	590,031	566,482
Allowance for depreciation	(479,267)	(485,293)

	233,567	264,011

TOTAL ASSETS	$2,284,632	$2,408,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	268,984	324,295
Accrued expenses and other liabilities	120,384	115,952
Compensation and related expenses	52,460	60,596
Restructuring	6,180	6,167
Income tax payable	4,420	5,433
Notes payable and current portion of long-term debt	99,645	55,443

Total Current Liabilities	552,073	567,886

Deferred liabilities	44,711	43,382
Long-term debt, less current portion	251,348	290,378

SHAREHOLDERS' EQUITY
Common stock (par value, $.01 a share; 400,000,000 shares authorized; 162,476,513 shares issued at June 30, 2007 and September 30, 2006, including treasury stock)	1,625	1,625
Additional paid-in capital	688,878	684,868
Accumulated other comprehensive income	77,415	37,743
Retained earnings	736,066	836,298
Treasury stock, common stock at cost (6,470,158 shares at June 30, 2007 and 5,215,977 shares at September 30, 2006)	(67,484)	(53,259)

Total Shareholders' Equity	1,436,500	1,507,275

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,284,632	$2,408,921

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Sales	$545,769	$550,688	$1,570,675	$1,547,040
Cost of products sold	432,979	429,077	1,231,595	1,209,006

Gross Profit	112,790	121,611	339,080	338,034

Operating Expenses
Research and development	28,961	28,428	83,249	83,179
Sales and administrative	60,921	65,592	189,382	185,614
Merger costs	714	3,205	714	3,205
Intangible amortization	4,554	4,731	15,885	14,279
Restructuring	1,379	1,891	9,278	2,752
Goodwill impairment	107,928	—	107,928	—
(Gain) loss on sale of assets	(5,963)	(262)	(6,479)	1,127

	198,494	103,585	399,957	290,156

Operating Income (Loss)	(85,704)	18,026	(60,877)	47,878

Other
Interest expense	4,553	3,614	13,059	11,522
Interest income	(1,660)	(1,736)	(4,255)	(3,968)
Other expense, net	307	1,907	754	2,440

	3,200	3,785	9,558	9,994

Income (Loss) Before Income Taxes	(88,904)	14,241	(70,435)	37,884

Income taxes	6,823	7,278	29,797	12,509

Net Income (Loss)	$(95,727)	$6,963	$(100,232)	$25,375

Basic Net Income (Loss) per Share	$(0.61)	$0.04	$(0.64)	$0.16

Diluted Net Income (Loss) per Share	$(0.61)	$0.04	$(0.64)	$0.16

Average Shares Outstanding
Basic	155,816	159,651	156,396	159,795
Diluted	155,816	160,357	156,396	160,439

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2007	2006
Cash Flows from Operations
Net Income (Loss)	$(100,232)	$25,375

Adjustments to Net Income (Loss)
Depreciation	44,428	43,597
Amortization	15,885	14,279
Gain on sale of assets	(6,479)	(362)
Restructuring costs	(1,314)	(2,442)
Stock-based compensation	8,208	6,273
Goodwill impairment	107,928	—

Change in Operating Assets / Liabilities
Accounts receivable	31,499	(44,925)
Inventory	26,829	(21,599)
Other assets	(40,304)	(9,236)
Accounts payable and other liabilities	(80,385)	25,186

Net Cash From Operations	6,063	36,146

Investing Activities
Capital expenditures	(47,635)	(50,874)
Acquisition of businesses	(48,670)	(44,742)
Investments	5,220	(1,722)
Proceeds from sale of product line	2,327	—
Proceeds from sale of property, plant and equipment	14,794	2,473

Net Cash Used for Investing Activities	(73,964)	(94,865)

Financing Activities
Long-term debt payments, net	(26,443)	(7,902)
Notes payable proceeds, net	53,488	6,717
Payments to acquire common stock for treasury	(20,425)	(17,600)
Stock purchase and option plans	2,054	3,327

Net Cash From (Used for) Financing Activities	8,674	(15,458)

Effect of exchange rate changes on cash	8,552	1,511

Decrease for the Period	(50,675)	(72,666)
Cash and Equivalents at Beginning of Period	169,609	188,780

Cash and Equivalents at End of Period	$118,934	$116,114

See Notes to Consolidated Financial Statements

ANDREW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended September 30, 2006.

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

NOTE 2. COMMSCOPE PROPOSED MERGER

On June 26, 2007, Andrew entered into a definitive merger agreement with CommScope, Inc (“CommScope”). Under the terms of the agreement, each share of Andrew common stock will be converted into the right to receive $15.00, comprised of $13.50 per share in cash and an additional $1.50 per share in either cash, CommScope common stock, or a combination of cash and CommScope common stock totaling $1.50 per share, at CommScope’s election. The merger agreement contains termination rights for both CommScope and Andrew. Under certain circumstances, including if the board of directors of Andrew recommends a superior proposal to its stockholders and the merger agreement is terminated as a result thereof, Andrew would be required to pay CommScope a termination fee of $75 million. Following the close of the transaction, Andrew will become an indirect wholly-owned subsidiary of CommScope. The merger is subject to regulatory and governmental reviews in the United Stated and elsewhere, as well as approval by Andrew’s shareholders.

NOTE 3. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
BASIC EARNINGS (LOSS) PER SHARE	2007	2006	2007	2006
Net income (loss)	$(95,727)	$6,963	$(100,232)	$25,375

Average basic shares outstanding	155,816	159,651	156,396	159,795

Basic net income (loss) per share	$(0.61)	$0.04	$(0.64)	$0.16

	Three months ended June 30,		Nine months ended June 30,
DILUTED EARNINGS (LOSS) PER SHARE	2007	2006	2007	2006
Net income (loss)	$(95,727)	$6,963	$(100,232)	$25,375

Average basic shares outstanding	155,816	159,651	156,396	159,795
Convertible Notes	—	—	—	—
Options, warrants, and equivalents	—	706	—	644

Average diluted shares outstanding	155,816	160,357	156,396	160,439

Diluted net income (loss) per share	$(0.61)	$0.04	$(0.64)	$0.16

The company did not include the dilutive effect of 1,130,698 and 929,783 stock options, respectively, for the three and nine months ended June 30, 2007. Including these shares would have decreased the loss per share.

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share because including these shares and excluding the interest expense on these notes would have been anti-dilutive.

Options and warrants to purchase 4,825,308 and 6,231,882 shares of common stock, at June 30, 2007 and 2006, respectively, were not included in the computation of diluted shares because the options’ and warrants’ exercise prices were greater than the average market price of the company’s common stock.

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2007 and September 30, 2006, net of reserves:

(In thousands)	June 30, 2007	September 30, 2006
Raw materials	$109,966	$110,431
Work in process	111,700	110,936
Finished goods	167,407	166,929

	$389,073	$388,296

NOTE 5. COMPREHENSIVE INCOME

For the three and nine months ended June 30, 2007 and 2006, comprehensive income consisted of net income (loss) and foreign currency translation adjustments. Additionally, the company recognized a $0.3 million gain in the three and nine months ended June 30, 2007, and a $1.5 million gain in the nine months ended June 30, 2006, for foreign currency translation adjustments related to the liquidation of investments in foreign subsidiaries. Foreign currency translation adjustments are recorded in accumulated other comprehensive income, a component of shareholders’ equity. The following table sets forth comprehensive income for the three and nine months ended June 30, 2007 and 2006:

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2007	2006	2007	2006
Net income (loss)	$(95,727)	$6,963	$(100,232)	$25,375
Foreign currency translation adjustments	15,176	13,125	40,012	14,269
Realized foreign currency translation adjustments	(340)	—	(340)	(1,489)

Comprehensive income (loss)	$(80,891)	$20,088	$(60,560)	$38,155

NOTE 6. RECENTLY ISSUED ACCOUNTING POLICIES

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

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. SFAS No. 158 is effective for the company as of September 30, 2007. Had this pronouncement been effective as of June 30, 2007, accumulated other comprehensive income would have decreased by $26.1 million, with a corresponding increase to net long-term liabilities.

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The task force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis (included as Sales) those amounts should be disclosed if significant. This pronouncement was effective for the first reporting period beginning after December 15, 2006. The company adopted EITF No. 06-3 in the second quarter of fiscal 2007. The company continues to exclude sales taxes and value added taxes from revenue. The adoption of EITF 06-3 did not have an impact on the company’s results of operations.

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

The company maintains long-term management incentive plans (“LTIPs”) which provide for the issuance of equity-based awards including stock options, which vest over a four- or five-year period. During the first nine months of 2007 and 2006, the company granted 530,302 and 523,400 stock options, respectively, under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the weighted average fair value of these options is $5.02 and $5.47 per option, respectively. Total pre-tax compensation cost recognized in the first nine months of fiscal 2007 and 2006 for all stock options was $2.6 and $2.8 million, respectively. Based on the options currently outstanding, the company estimates that for fiscal 2007, the company will recognize $3.4 million, on a pre-tax basis, of compensation expense for all stock options. As of June 30, 2007, unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $5.1 million and the weighted average remaining vesting period of these options was 2.6 years. On June 26, 2007, Andrew entered into a merger agreement with CommScope (see Note 2). On the closing date of the merger transaction all unvested stock options would become fully vested and any unearned compensation expense would be recorded.

The fair value of each option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended June 30,	Fiscal Year Ended September 30,
	2007	2006	2005	2004
Risk-free interest rate	4.67%	4.42%	4.25%	4.00%
Expected life	5.5 years	5.5 years	6.0 years	6.0 years
Expected volatility	50%	50%	66%	61%
Dividend yield	0%	0%	0%	0%
Estimated forfeitures	10%	10%	NA	NA

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

A summary of the company’s stock option activity and related information follows for the nine months ended June 30, 2007:

	Summary of Option Activity	Weighted Average Exercise Price
Outstanding at September 30, 2006	7,740,116	$16.65
Granted	530,302	9.81
Expired or cancelled	(1,380,618)	22.81
Exercised	(331,763)	10.40

Outstanding at June 30, 2007	6,558,037	$15.13

Exercisable at June 30, 2007	5,711,120	$15.86

The range of exercise prices for options outstanding and exercisable at June 30, 2007 was $8.91 to $28.44.

		Weighted Average			Weighted Average
Range of Exercise Prices	Outstanding Options	Exercise Price	Remaining Life	Exercisable Options	Exercise Price	Remaining Life
$8.91 - $10.63	1,487,915	$9.75	7.64	802,506	$9.59	6.41
$11.09 - $12.91	1,338,164	11.45	6.42	1,178,093	11.47	6.35
$13.29 - $16.63	1,656,450	14.94	6.91	1,655,013	14.94	6.91
$17.40 - $18.22	518,378	17.62	2.87	518,378	17.62	2.87
$19.12 - $22.19	504,955	21.77	4.79	504,955	21.77	4.79
$22.65 - $24.00	1,024,175	23.16	2.49	1,024,175	23.16	2.49
$28.38 - $28.44	28,000	28.43	0.60	28,000	28.43	0.60

Total	6,558,037	$15.13	5.78	5,711,120	$15.86	5.35

The company also grants restricted stock units (“RSUs”) to officers, key employees and directors under its LTIPs. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. SFAS No. 123(R) requires compensation expense to be adjusted for an estimated forfeiture factor. The company uses an estimated forfeiture rate of 10% based upon its historical experience. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period and is based on the market price of the company’s common stock on the grant date. Certain RSUs vest over service periods ranging from three to four years. In fiscal 2007 and 2006, the company granted RSUs that vest based on the company achieving a target return on invested capital (“ROIC”) goal in fiscal 2009 and 2008, respectively. The number of RSUs that vest will range from 0% to 125% of the grant based on the actual ROIC achieved in fiscal 2009 and 2008, respectively, for each grant. In determining compensation expense, the company assumed that the ROIC targets will be achieved at 100% of the grants. The company evaluates this assumption periodically. The fair value of these RSUs was based on the company’s common stock price at the date of each grant. The company recognized pre-tax compensation expense for RSUs of $5.6 million and $3.5 million during the first nine months of fiscal 2007 and 2006, respectively. Based on the performance-based RSUs currently outstanding achieving 100% of the target, the company estimates that for fiscal 2007, the company will recognize $7.4 million, on a pre-tax basis, of compensation expense for all currently outstanding RSU grants. On June 26, 2007, Andrew entered into a merger agreement with CommScope (see Note 2). On the closing date of the merger transaction all unvested RSUs would become fully vested and any unearned compensation expense would be recorded.

The table below shows the company’s outstanding RSUs at June 30, 2007:

Grant Year	RSU’s Outstanding	Vesting Period	Weighted Average Fair Value at Grant Date	Unearned Compensation Expense (Dollars in thousands)	Weighted Average Remaining Life
2005	284,300	4 years	13.51	711	1.50 years
2006	96,625	4 years	12.36	831	2.60 years
2006	591,642	performance-based	10.21	2,590	1.40 years
2007	106,000	4 years	10.37	973	3.60 years
2007	1,068,832	performance-based	$9.76	7,851	2.40 years

Total	2,147,399			$12,956

A summary of the company’s RSU activity and related information follows for the nine months ended June 30, 2007:

	Summary of RSU Activity	Weighted Average Fair Value at Grant Date
Outstanding at September 30, 2006	1,518,023	$11.60
Granted	1,236,916	9.81
Expired or forfeited	(183,860)	10.78
Vested	(423,680)	12.19

Outstanding at June 30, 2007	2,147,399	$10.53

NOTE 9. RESTRUCTURING AND INTEGRATION

During the nine months ended June 30, 2007, the company recorded $9.3 million of restructuring expense consisting of $9.1 million of employee related severance costs and $0.2 million of lease cancellation and other costs; $4.4 million of these costs were paid in the period incurred during the nine months ended June 30, 2007 and $4.9 million of these costs were recorded as an increase to restructuring reserves. The expense during the nine months ended June 30, 2007 relates to the following segments: Base Station Subsystems, $6.5 million; Antenna and Cable, $1.7 million; sales and administration, $0.6 million; Network Solutions, $0.3 million; Wireless Innovations, $0.1 million; and Satellite Communications, $0.1 million. The majority ($5.6 million) of the Base Station Subsystems expense was related to the reduction of headcount in Italy due to the company’s previously announced plans to outsource North American and European filter production to Elcoteq S.A. The remaining $3.7 million of expense was primarily due to cost cutting initiatives to reduce headcount in specific departments that were initiated and completed in the same quarter. In addition, the company established integration reserves for the Precision Antennas and EMS Wireless acquisitions of $0.6 million and $0.7 million, respectively. These reserves were recorded as an increase to goodwill.

At June 30, 2007, the company’s total restructuring reserve balance was $6.2 million, which was comprised of $0.4 million for its fiscal 2002 restructuring plan, $2.6 million for the Allen Telecom acquisition integration plan, $0.2 million for the Channel Master integration plan, $0.1 million for the Skyware acquisition integration plan, $2.4 million for the Italian filter restructuring plan, $0.2 million for the Precision Antennas integration plan and $0.3 million for the EMS Wireless integration plan.

Restructuring Reserve

In fiscal 2002, the company initiated a plan to restructure its operations. As part of this plan, the company consolidated its operations into fewer, more efficient facilities and opened two new manufacturing facilities in Mexico and the Czech Republic. In fiscal 2002, when the company initiated its restructuring efforts, it incurred pre-tax charges of $36.0 million. In fiscal 2003 and 2004, the company made additional accruals to operating expense of $7.9 million and $7.5 million, respectively, primarily for additional severance and lease cancellation costs. The company does not expect to incur any additional expense related to this plan.

Since the start of this restructuring initiative in fiscal 2002, the company has incurred $20.7 million of inventory and equipment write-downs, paid severance costs of $17.3 million to 1,226 employees, paid $12.0 million for lease cancellation and other costs, and reversed $1.0 million to income. During the first quarter of fiscal 2007, the company decreased the reserve $0.1 million as an adjustment to the lease reserve. Additionally, in the first nine months of fiscal 2007, the company incurred cash costs of $0.7 million for lease payments. The remaining reserve balance at June 30, 2007 of $0.4 million relates to a leased facility previously used by the Base Station Subsystems segment for lease cancellation costs that are scheduled to continue through fiscal 2007.

A summary of the restructuring reserve activity for the first nine months of fiscal 2007 is as follows (in thousands):

Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Changes to Reserve	Reserve Balance June 30, 2007
Lease cancellation and other costs	$1,236	$(739)	$(80)	$417

Allen Telecom Acquisition Integration Reserve

As part of the Allen Telecom acquisition, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed asset write-downs and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During fiscal 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in expected inventory provisions. Integration reserves established in purchase accounting were accounted for as a decrease in tangible assets acquired and an increase in liabilities assumed from Allen Telecom.

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

Since the start of these integration efforts in 2003, the company has incurred $15.7 million of inventory and fixed asset write-downs, paid severance costs of $11.9 million to 462 employees, and paid $9.6 million for lease cancellation and other costs. During the first nine months of fiscal 2007, the company paid cash costs of $0.4 million for severance payments to 55 employees and $0.8 million for lease payments. The company does not expect to incur any significant additional expense related to this plan. The reserve balance at June 30, 2007 of $2.6 million primarily relates to the Amesbury facility previously used by the Base Station Subsystems segment.

A summary of the Allen Telecom integration reserve activity for the first nine months of fiscal 2007 is as follows (in thousands):

Allen Telecom Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance June 30, 2007
Severance	$730	$(362)	$—	$368
Lease cancellation and other costs	2,919	(804)	81	2,196

Total Allen Telecom Integration Reserve	$3,649	$(1,166)	$81	$2,564

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

In fiscal 2006, $4.6 million of the previously established reserve was reversed as the company executed a lease agreement to retain a smaller, more cost-effective portion of its existing facility in Smithfield, North Carolina that eliminated the need for employee severance and the majority of facility-related costs. This resulted in a purchase accounting adjustment to decrease the net assets acquired (there was no goodwill acquired in this acquisition). In the first nine months of fiscal 2007, the company paid cash costs of $0.4 million for facility-related costs. The company does not expect to incur any significant additional expense related to this plan. Channel Master’s operations are included in the Satellite Communications segment. The company expects to substantially complete its integration activities in fiscal 2007.

A summary of the Channel Master integration reserve activity for the first nine months of fiscal 2007 is as follows (in thousands):

Channel Master Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance June 30, 2007
Facility-related and other costs	$607	$(375)	$—	$232

Skyware Acquisition Integration Reserve

As part of the Skyware acquisition in fiscal 2006, the company accrued an integration reserve for costs to integrate Skyware’s operations with those of Andrew. This initial cost estimate of $0.7 million was comprised of a $0.4 million provision for restructuring manufacturing operations and $0.3 million to pay severance benefits to a total of 15 people. The $0.7 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In the first nine months of fiscal 2007, the company paid cash costs of $0.3 million for severance and $0.3 million for lease payments. The lease for the unused facility expires in fiscal 2008. The reserve balance relates to the Satellite Communications segment. The company does not expect to incur any additional significant expense related to this integration plan.

A summary of the Skyware integration reserve activity for the first nine months of fiscal 2007 is as follows (in thousands):

Skyware Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance June 30, 2007
Severance	$337	$(324)	$—	$13
Lease cancellation and other costs	338	(237)	—	101

Total Skyware Integration Reserve	$675	$(561)	$—	$114

Italian Filter Restructuring Reserve

As part of the outsourcing of filter production to Elcoteq S.A. in the first quarter of fiscal 2007, the company accrued a restructuring reserve of $4.8 million for the reduction in force of approximately 156 employees that will be terminated at facilities in Capriate and Agrate, Italy. The restructuring reserve balance primarily relates to the Base Station Subsystems segment. During the nine months ended June 30, 2007, the company paid cash costs of $2.4 million for severance payments. The company does not expect to incur any additional significant expense related to this integration plan. The company expects to substantially complete its reduction in force relating to this plan in the fourth quarter of fiscal 2007.

A summary of the Italian filter restructuring reserve activity for the first nine months of fiscal 2007 is as follows (in thousands):

Italian Filter Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance June 30, 2007
Severance	$—	$(2,405)	$4,818	$2,413

Precision Antennas Integration Reserve

As part of the Precision Antennas acquisition in fiscal 2006, the company accrued an integration reserve for costs to integrate Precision Antennas’ operations with those of Andrew. This initial cost estimate of $0.4 million was comprised entirely of severance benefits for 71 employees. The $0.4 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In the third quarter of fiscal 2007, this reserve was increased $0.2 million for additional employee termination costs in the quarter. The $0.2 million increase was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In the first nine months of fiscal 2007, the company paid cash costs of $0.4 million for severance payments. This reserve balance relates to the Antenna and Cable Products segment. The company is in the process of evaluating any remaining redundant positions associated with the Precision Antennas acquisition, but does not expect to incur any additional significant expense related to this integration plan.

A summary of the Precision Antennas integration reserve activity for the first nine months of fiscal 2007 is as follows (in thousands):

Precision Antennas Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance June 30, 2007
Severance	$—	$(409)	$583	$174

EMS Wireless Integration Reserve

As part of the EMS Wireless acquisition in fiscal 2007, the company accrued an integration reserve for costs to integrate EMS Wireless’ operations with those of Andrew. This initial cost estimate of $0.7 million was to pay severance benefits to 69 employees. The $0.7 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In the first nine months of fiscal 2007, the company paid cash costs of $0.5 million for severance payments. The reserve balance relates primarily to the Antenna and Cable Products segment. The company expects to finalize the integration plan in fiscal 2007.

A summary of the EMS Wireless integration reserve activity for the first nine months of fiscal 2007 is as follows (in thousands):

EMS Wireless Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Additions to Reserve	Reserve Balance June 30, 2007
Severance	$—	$(478)	$744	$266

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

Changes in the company’s warranty reserve during the three and nine month periods ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2007	2006	2007	2006
Warranty reserve at beginning of period	$22,281	$21,313	$17,044	$26,754
Accrual for warranties issued	2,314	3,120	8,881	12,628
Warranty reserve aquired in acquisition	—	—	1,558	—
Warranty settlements made	(3,023)	(6,667)	(6,116)	(19,450)
Warranty expirations and adjustments	(50)	52	155	(2,114)

Warranty reserve at end of period	$21,522	$17,818	$21,522	$17,818

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

Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and is vigorously defending this litigation. Discovery in this matter is now complete and both parties have moved for summary judgment. A decision on these motions is expected in the fourth quarter of fiscal 2007. A trial date has been set for September 2007. The parties have not engaged in meaningful settlement talks to date.

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

In the third quarter of fiscal 2006, the company acquired Precision Antennas Ltd., a Stratford, England-based designer and manufacturer of microwave antennas for approximately $28.4 million in cash.

Also in the third quarter of fiscal 2006, the company acquired Cell Site Industries (“CSI”), a privately-held provider of wireless equipment repair services, based in Milpitas, California. The initial price paid was approximately $6.4 million. The CSI acquisition agreement included an earn-out provision which could result in additional purchase consideration of up to $14.0 million if certain financial targets are met over a three-year period. During the third quarter of fiscal 2007, the first earn-out target was achieved and the company recorded a liability of $5.0 million of additional purchase price consideration with a corresponding increase to goodwill. The $5.0 million of additional purchase price was paid in July 2007.

NOTE 12. SALE OF ASSETS

In the nine months ended June 30, 2007 and 2006, the company recorded a (gain) loss on the sale of assets of $(6.5) million and $1.1 million respectively. The fiscal 2007 gain consists of (i) $3.0 million cash received from the cancellation of the sale of the Orland Park facility and refund of unused proceeds for environmental remediation, (ii) $2.9 million gain from the sale of the Yantai, China facility and broadband product line and (iii) $0.6 net gain from the disposal of other equipment. The loss of $1.1 million in the first nine months of fiscal 2006 included a $2.0 million write-down of certain assets to fair value ($1.5 million of intangible assets and $0.5 million of inventory and fixed assets), partially offset by a gain of approximately $0.8 million, principally from the sale of unimproved land in Denton, Texas.

On April 2, 2007, the company sold its Yantai, China facility and inventory and equipment related to its broadband cable product line (the “Yantai sale”) to Andes Industries, Inc. (“Andes”). Concurrent with the sale, the company exercised the conversion feature of a note receivable from Andes, obtained in a previous transaction, for a 30% equity ownership interest in Andes. The Yantai sale resulted in a gain of $4.2 million. The company recognized $2.9 million of the gain in the third quarter of fiscal 2007. The remaining $1.3 million (30% of the gain) was recorded as a reduction of the company’s investment in Andes.

The company had $8.8 million of assets held for sale as of June 30, 2007, consisting of $4.8 million of land and buildings in Orland Park, Illinois, $3.4 million of land in Stratford, England, and $0.6 million of equipment no longer in service as a result of outsourcing filter manufacturing to Elcoteq S.A.

On May 3, 2007, the company announced its intention to sell the Satellite Communications business. The final terms of any divestiture transaction are subject to various approvals, and there can be no assurance as to the terms, timing, or consummation of any such transaction. Satellite Communications sales were 4% of the third quarter sales and 5% of the year-to-date sales for fiscal 2007.

NOTE 13. DEBT

Under the terms of the company’s $250 million revolving credit facility, the company is subject to various quarterly requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed-charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. The company was in compliance with all of these requirements as of June 30, 2007 and had the ability to utilize the entire $250 million credit facility. The company had $90.5 million in borrowings and outstanding letters of credit under this credit facility at June 30, 2007, compared to $35.2 million at September 30, 2006. Subsequent to June 30, 2007, the Company entered into the second and third amendments to its revolving credit facility. The second amendment waived any event of default occurring due to a change of control resulting from any contract or arrangement entered into by the company and CommScope in furtherance of a merger of the two companies until the earlier of the date of the merger or March 31, 2008. The third amendment, which was effective as of June 30, 2007, amended the definition of “Consolidated EBITDA” solely for the purpose of calculating compliance with certain financial covenants set forth in the credit agreement.

Several of the company’s foreign subsidiaries maintain credit facilities with local banks. At June 30, 2007, the company had $21.8 million of borrowings under credit facilities in China, India, Italy and Japan compared to $7.2 million at September 30, 2006.

NOTE 14. BENEFIT PLANS

The company has a defined benefit plan that covers approximately 690 current and former employees of the company’s United Kingdom (“U.K.”) subsidiary. In addition, the company had a frozen defined benefit plan that was assumed from Allen Telecom that covered approximately 1,600 former employees of Allen Telecom (the “Allen Plan”). In fiscal 2005, the company initiated the process of terminating the Allen Plan. In the fourth quarter of fiscal 2006 the company purchased an annuity contract to fully fund the remaining obligations and terminated the Allen Plan.

The components of net periodic expense for these plans, as well as the company’s post-retirement medical and life insurance plans, for the three and nine months ended June 30, 2007 and 2006 are as follows:

	Pension Benefits
	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2007	2006	2007	2006
Service costs	$619	$479	$1,839	$1,381
Interest costs	1,386	1,796	4,115	5,228
Expected return on plan assets	(1,285)	(1,452)	(3,815)	(4,224)
Amortization of unrecognized prior service costs	79	85	233	243
Amortization of net loss (gain)	171	(24)	506	(101)

Net periodic expense	$970	$884	$2,878	$2,527

	Medical Plans and Other Benefits
	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2007	2006	2007	2006
Service costs	$73	$102	$219	$306
Interest costs	216	243	648	729
Amortization of unrecognized prior service costs	(228)	(135)	(684)	(405)
Amortization of net loss	259	337	777	1,011

Net periodic expense	$320	$547	$960	$1,641

Recent legislation enacted in the U.K. has accelerated the rate of funding required for the U.K. defined benefit pension plan. In March 2007, the company proposed to the U.K. Pensions Regulator a plan to fund a pension deficit of approximately $29.9 million, as of September 30, 2006, by March 31, 2010. As a result, the company made cash contributions of $8.3 million in April 2007. The following schedule shows the timing of the additional cash contributions/payments the company currently intends to make to fund the remaining pension deficit of $21.6 million:

(In millions)	March 2008	March 2009	March 2010
Contribution amount	$9.8	$9.8	$2.0

NOTE 15. INCOME TAXES

The reported tax provision was $6.8 million for the third quarter and $29.8 million for the first nine months of fiscal 2007. The third quarter fiscal 2007 reported tax provision was reduced by $4.0 million due to discrete adjustments including a $2.7 million reduction in tax contingency reserves and a $1.2 million tax benefit from tax planning strategies to benefit non-U.S. tax loss carryforwards. The reported tax provision for the first nine months of fiscal 2007 was also favorably impacted by these adjustments as well as $2.1 million of favorable adjustments in the first six months of fiscal 2007 related to intercompany transfer price adjustments to prior fiscal years and tax benefits from an adjustment to China deferred tax assets to reflect changes to China’s tax laws. The reported tax provision was $7.3 million for the third quarter and $12.5 million for the first nine months of fiscal 2006. The reported tax provision for the third quarter of fiscal 2006 was unfavorably impacted by the establishment of valuation allowances against tax benefits in certain jurisdictions. The unfavorable impact of these valuation allowances on the reported tax provision for the first nine months of fiscal 2006 was offset by non-recurring tax benefits related to the repatriation of foreign earnings.

During the fourth quarter of fiscal 2006, the company concluded that it was appropriate to record an $83.4 million charge to establish a full valuation allowance against the tax benefits arising from losses in the United States (“U.S.”). During the fourth quarter of fiscal 2006, the company experienced significant events including a fee to terminate the ADC merger, an asset impairment charge on capitalized software, restructuring charges for business unit and leadership team changes, and lower than expected operating income due to delays in obtaining customer acceptance on a geolocation project, which negatively impacted U.S. pretax income and caused the company to be in the position as of September 30, 2006 of having cumulative losses in recent years with respect to its U.S. operations. In accordance with the relevant accounting guidance, the company did not use future projections of U.S. pretax income as a material factor in its analysis of the realizability of its net U.S. deferred tax assets. In addition, the company also concluded during the fourth quarter of fiscal 2006, that tax planning strategies to generate future taxable income through transfers of intellectual property to foreign affiliates were no longer feasible due to uncertainties regarding the ability of foreign affiliates to efficiently utilize and finance the intellectual property. Prior to the fourth quarter of fiscal 2006, this tax planning strategy was a material factor in the company’s assessment of the realizability of its net U.S. deferred tax assets. The negative events mentioned above, while non-recurring in nature and/or beneficial to the company’s long-term future prospects, were material to the company’s decision to establish a full valuation allowance against its net U.S. deferred tax assets. This is due to the fact that the relevant accounting guidance puts more weight on the negative objective evidence of cumulative losses in recent years than the positive subjective evidence of future projections of pretax income. The company continually analyzes the realizability of its deferred tax assets, but reasonably expects to continue to record a full valuation allowance on future U.S. tax benefits until the company sustains an appropriate level of taxable income through improved U.S. operations and tax planning strategies.

The company currently records no tax benefits for losses incurred in certain jurisdictions, primarily the U.S. and Italy, because in the company’s judgment it is more likely than not that the future tax benefits from these losses will not be realized based on all available evidence, positive and negative. The reported income tax provision for the third quarter and the first nine months of fiscal 2006 included tax benefits of $1.0 million and $10.8 million, respectively, related to U.S. losses.

As of June 30, 2007, the company has concluded in its judgment that it is appropriate to continue to maintain valuation allowances against its deferred tax assets, (primarily net operating loss and tax credit carryforwards) in certain jurisdictions, principally the U.S. and Italy, due to the lack of positive objective evidence of future profitability in these jurisdictions. The inability to record net tax benefits on the losses in the U.S. and Italy negatively impacts the company’s effective tax rate. Conversely, if the company generates pretax income in either the U.S. or Italy in future periods, such pretax income should result in a lower reported tax rate. During the third quarter of fiscal 2007, the reported tax provision increased by $8.0 million due to losses in the U.S. (exclusive of the goodwill impairment charge) and Italy for which the company recorded no net tax benefits.

As of June 30, 2007, the company has established valuation allowances of $202.0 million against deferred tax assets which, in its judgment, do not have a more likely than not probability of being realized based on an evaluation of all evidence, positive and negative, in accordance with prescribed accounting guidance under SFAS 109. The company’s valuation allowances have increased $42.6 million since September 30, 2006, primarily due to an increase of $19.8 million and $9.2 million related to the tax impact of current period pretax losses in the U.S. and Italy, respectively, an increase of $15.8 million related to U.S. foreign tax credit and research and development credit carryovers, a decrease of $3.4 million related to utilization of German net operating loss carryovers to offset taxable income from German operations, and an increase of $1.2 million related to tax assets in various other jurisdictions.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

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

During the second quarter of fiscal 2007, the company executed a sale-leaseback transaction for certain leasehold improvements it paid for related to the Joliet facility that resulted in the EITF 97-10 capitalization accounting. The company received $9.0 million of cash and reduced its debt obligation by $30.5 million in exchange for approximately $7.5 million of capitalized leasehold improvements and the $30.5 million value of the building on the company’s balance sheet prior to the sale. The cash ($9.0 million) in excess of the value of assets sold ($7.5 million) was recorded as deferred rent ($1.5 million) which will be amortized as a reduction in rent expense over the life of the lease. The company’s only continuing involvement is a normal leaseback, which qualifies as an operating lease.

During the third quarter of fiscal 2007, the company entered into a capital lease for furniture and equipment related to the Joliet facility. The company recorded $1.4 million of equipment with a corresponding increase to debt.

Also in the third quarter of fiscal 2007, the first earn-out target for the CSI acquisition was achieved and the company recorded a liability of $5.0 million of additional purchase price consideration with a corresponding increase to goodwill.

NOTE 17. GOODWILL

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the company tests the goodwill of each reporting unit for impairment on an annual basis or on an interim basis if circumstances dictate. As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, the company determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. The company’s fair value calculation used in the goodwill impairment test was based on both the comparable business method and the discounted cash flow method. Each method was weighted equally in determining the fair value of the reporting unit. The interim test was completed in the third quarter of fiscal 2007 and an impairment loss of $107.9 million was recorded to reduce Base Station Subsystems’ goodwill to its implied fair value.

The goodwill allocated to each segment as of June 30, 2007 and September 30, 2006 is as follows:

(In thousands)	June 30, 2007	September 30, 2006
Antenna and Cable Products	$226,827	$196,299
Satellite Communications	14,351	14,207
Base Station Subsystems	308,769	411,782
Network Solutions	117,541	117,178
Wireless Innovations	142,675	143,200

Total	$810,163	$882,666

In addition, as a result of the announced plan to sell the Satellite Communications reporting unit, the company determined that a potential indicator of impairment had occurred and an interim test for goodwill and long-lived asset impairment was required. The company performed “step one” of the impairment test as of June 30, 2007, and determined that the fair value exceeded the carrying value of the net assets. Therefore, no impairment existed and “step two” was not required.

NOTE 18. EQUITY INVESTMENT

In the third quarter of fiscal 2007, the company converted a note receivable from Andes into a 30% ownership interest in Andes. The company accounts for the investment based on the equity method of accounting. The value of the company’s investment in Andes was $6.6 million as of June 30, 2007 and was recorded in “Other assets” on the consolidated balance sheet. For the three months ended June 30, 2007, the company’s share of equity earnings in Andes was not significant and is recorded within “Other expense, net” on the consolidated statement of operations.

NOTE 19. SEGMENTS

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

The following tables show sales and operating income (loss) by reporting segment for the three and nine months ended June 30, 2007 and 2006:

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2007	2006	2007	2006
Sales
Antenna and Cable Products
Antenna and Cable Products[1]	$355,422	$321,476	$1,013,949	$878,131
Satellite Communications	22,949	26,751	76,732	87,135

Total Antenna and Cable Products	378,371	348,227	1,090,681	965,266

Wireless Network Solutions
Base Station Subsystems	101,271	135,605	272,479	378,468
Network Solutions	23,458	22,292	68,049	71,528
Wireless Innovations	42,669	44,564	139,466	131,778

Total Wireless Network Solutions	167,398	202,461	479,994	581,774

Total Consolidated Sales	$545,769	$550,688	$1,570,675	$1,547,040

1	Includes billable freight and distribution services that are not included in the Antenna and Cable Products results for internal management purposes. The three and nine months ended June 30, 2007 includes freight and distribution services of $9,797 and $22,543, respectively, The three and nine months ended June 30, 2006 includes freight and distribution services of $5,185 and $24,782, respectively.

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2007	2006	2007	2006
Operating Income (Loss)
Antenna and Cable Products
Antenna and Cable Products[2]	$49,484	$51,855	$155,593	$124,138
Satellite Communications	(4,680)	(5,625)	(11,813)	(12,319)

Total Antenna and Cable Products	44,804	46,230	143,780	111,819

Wireless Network Solutions
Base Station Subsystems[3]	(109,773)	(1,291)	(142,084)	4,676
Network Solutions	2,236	2,481	5,515	10,349
Wireless Innovations	9,064	9,822	31,680	25,563

Total Wireless Network Solutions	(98,473)	11,012	(104,889)	40,588

Items not included in segments
Unallocated Sales and Administrative Costs	(33,444)	(34,747)	(90,362)	(89,123)
Intangible Amortization	(4,554)	(4,731)	(15,885)	(14,279)
Gain (Loss) on Sale of Assets	5,963	262	6,479	(1,127)

Total Consolidated Operating Income (Loss)	$(85,704)	$18,026	$(60,877)	$47,878

2	Includes billable freight and distribution services that are not included in the Antenna and Cable Products results for internal management purposes. The three and nine months ended June 30, 2007 includes operating income related to billable freight and distribution services of $1,571 and $2,872, respectively. The three and nine months ended June 30, 2006 includes operating income related to freight and distribution services of $228 and $2,751, respectively.
3	The three and nine months ended June 30, 2007 include a goodwill impairment loss of $107,928.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to successfully execute our business strategy depends on our ability to meet a number of challenges, including our ability to (i) accurately forecast sales demand and calibrate manufacturing to such demand, (ii) develop, manufacture and successfully market new and enhanced products and product lines, (iii) control overhead spending, (iv) successfully integrate acquired businesses, and (v) attract, motivate and retain key personnel to manage our operational, financial and management information systems.

On June 26, 2007, Andrew entered into a definitive merger agreement with CommScope, Inc (“CommScope”). Under the terms of the agreement, each share of Andrew common stock will be converted into the right to receive $15.00, comprised of $13.50 per share in cash and an additional $1.50 per share in either cash, CommScope common stock, or a combination of cash and CommScope common stock totaling $1.50 per share, at CommScope’s election. The merger agreement contains termination rights for both CommScope and Andrew. Under certain circumstances, including if the board of directors of Andrew recommends a superior proposal to its stockholders and the merger agreement is terminated as a result thereof, Andrew would be required to pay CommScope a termination fee of $75 million. Following the close of the transaction, Andrew will become an indirect wholly-owned subsidiary of CommScope. The merger is subject to regulatory and governmental reviews in the United Stated and elsewhere, as well as approval by Andrew’s shareholders.

Highlights

Sales were $545.8 million and $1,570.7 million, respectively, for the three and nine months ended June 30, 2007 compared to $550.7 and $1,547.0, respectively, for the comparable periods of fiscal 2006. Strong demand for antenna and cable products, the implementation of price increases on cable products, the acquisitions of Precision Antennas (“Precision”) in April of 2006 and EMS Wireless (“EMS”) in December of 2006, and a favorable foreign exchange impact increased sales, offset by weaker sales of active electronics products, primarily to original equipment manufacturer (“OEM”) customers. Sales for the three and nine month periods increased in the Asia Pacific and Europe, Middle East and Africa (“EMEA”) geographic markets, offset by a significant decrease in the North American market, as sales to two specific customers decreased approximately $58 million and $200 million for the three and nine months ended June 30, 2007, compared to the corresponding periods in the prior year. Historically, our strongest sales periods have been the third and fourth fiscal quarters due primarily to the wireless infrastructure construction season in the northern hemisphere. We remain cautious about our sales prospects in our North American business if we do not see meaningful sequential improvement from the two customers with whom we have had significant weakness for the first nine months of fiscal 2007.

Gross margin was 20.7% for the third quarter of fiscal 2007, compared to 22.1% in the third quarter of fiscal 2006. The third quarter of fiscal 2007 gross margin decreased compared to the prior year quarter primarily due to lower gross margins in our Antenna and Cable Products and Network Solutions segments, partially offset by higher margins in our Base Station Subsystems segment. On a year-to-date, basis gross margin was 21.6% compared to 21.9% for the first nine months of fiscal 2006. Higher antenna and cable sales and gross margins and better product mix were more than offset by relocation and start-up costs incurred during the second and third quarters of fiscal 2007 for our new cable manufacturing facility in Joliet, Illinois and by lower base station components sales and gross margins.

We recorded a non-cash impairment loss of $107.9 million in the third quarter of fiscal 2007 to reduce the goodwill of our Base Station Subsystems segment to implied fair value.

Operating loss for the third quarter was $85.7 million compared to operating income of $18.0 million in the third quarter of fiscal 2006. On a year-to-date basis our operating loss was $60.9 million compared to operating income of $47.9 million in fiscal 2006.

Our income tax provision was $6.8 million and $29.8 million, respectively, for the third quarter and the first nine months of fiscal 2007, compared to $7.3 million and $12.5 million, respectively, for the same periods of fiscal 2006. The higher tax provision was primarily due to pre-tax earnings in jurisdictions in which we currently pay income taxes and increased operating losses during the fiscal 2007 reporting periods in the United States (“U.S.”) and Italy for which no income tax benefit was recorded during fiscal 2007.

Net loss was $95.7 million for the third quarter of fiscal 2007 and $100.2 million year-to-date, compared to net income of $7.0 million for the third quarter of fiscal 2006 and $25.4 million for the first nine months of fiscal 2006.

We continue to grow through strategic acquisitions. In the first nine months of fiscal 2007, we acquired EMS, a major designer and manufacturer of base station antennas for cellular networks in North America. We believe the acquisition of EMS will strengthen our relationships with key customers and extend our leadership position in wireless subsystems.

We continue to focus on our core wireless infrastructure business. As a result, we completed the sale of our broadband cable product line to Andes Industries, Inc. (“Andes”) on April 2, 2007, and on May 3, 2007, we announced our intention to sell our Satellite Communications business. The final terms of any divestiture transaction are subject to various approvals, and there can be no assurance as to the terms, timing, or consummation of any such transaction.

Results of Operations

Sales by operating segment for the three and nine months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
(In millions)	2007	2006		2007	2006
Sales
Antenna and Cable Products
Antenna and Cable Products	$356	$321	11%	$1,014	$878	15%
Satellite Communications	23	27	(15)%	77	87	(11)%

Total Antenna and Cable Products	379	348	9%	1,091	965	13%

Wireless Network Solutions
Base Station Subsystems	101	136	(25)%	273	378	(28)%
Network Solutions	23	22	5%	68	72	(6)%
Wireless Innovations	43	45	(4)%	139	132	5%

Total Wireless Network Solutions	167	203	(18)%	480	582	(18)%

Total Sales	$546	$551	(1)%	$1,571	$1,547	2%

Antenna and Cable Products sales increased 11% in the three months ended June 30, 2007 compared to the same period of fiscal 2006. The increase in sales was due primarily to higher sales of microwave systems and base station antennas, including approximately $10.8 million of additional revenue from the EMS acquisition, during the quarter. On a year-to-date basis, sales increased 15% over fiscal 2006 due to higher microwave systems, coaxial cable, and base station antenna sales. Coaxial cable sales increased primarily due to price increases and network expansion in the EMEA and Asia Pacific regions, which continue to experience increased network expansion and upgrades. Microwave systems and base station antenna sales increased due to the acquisitions of Precision in April 2006 and EMS in December 2006 and network expansion in the EMEA and Asia Pacific regions. The Precision and EMS acquisitions increased sales in the nine months ended June 30, 2007 by $50.0 million compared to the nine months ended June 30, 2006.

Satellite Communications sales for the third quarter of fiscal 2007 were $22.9 million and $76.7 million for the nine months ended June 30, 2007, a decrease of 15% and 11%, respectively, from the comparable periods of 2006. Sales declines were primarily due to decreases in consumer direct-to-home satellite products and VSAT antennas.

Base Station Subsystems sales decreased 25% for the third quarter of fiscal 2007 primarily due to reduced sales of filters to certain North American and European OEM customers. The lower filter sales were partially offset by increased sales of power amplifiers to operators. On a year-to-date basis, sales have decreased 28% primarily due to reduced sales of filters to certain North American and European OEM customers and reduced power amplifier sales in North America. The market for our base station components declined in the first nine months of fiscal 2007 as a result of reduced demand from certain North American and European OEM customers and North American operators, who were in the process of consolidating during fiscal 2007.

Network Solutions sales increased 5% in the third quarter of fiscal 2007 due to increased geolocation revenue from the second phase of a Middle East geolocation project, partially offset by a decline in E-911 geolocation sales in North America. Sales for the nine months ended June 30, 2007 decreased 6% compared to the same period of fiscal 2006, primarily due to a decline in E-911 geolocation equipment sales in North America partially offset by the completion of the first phase of a Middle East geolocation project. In previous years, Network Solutions sales have mainly resulted from E-911 regulatory requirements in the U.S. Sales have declined as major U.S. operators have completed upgrading their networks to meet these E-911 requirements. While smaller regional North American operators continue to upgrade their networks, this volume of sales is considerably lower than we have seen in the past. We have recently experienced, and expect to continue to see, a higher mix of international sales versus domestic sales of geolocation equipment.

Wireless Innovations sales decreased 4% in the third quarter of fiscal 2007 compared to fiscal 2006 due to decreased project-oriented and RADIAX® sales, partially offset by increased repeater sales. For the nine months ended June 30, 2007, sales increased 5% compared to the fiscal 2006 period. The increased sales were primarily due to strong repeater sales in North America and the Asia Pacific region, partially offset by lower repeater sales in the EMEA region and lower RADIAX® sales. Repeater sales have increased as operators continue to improve signal coverage in densely populated urban areas and buildings.

Our sales by region for the three and nine months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
(In millions)	2007	2006		2007	2006
Sales
Americas	$224	$279	(20)%	$695	$840	(17)%
Europe, Middle East, Africa (EMEA)	211	185	14%	571	493	16%
Asia Pacific	111	87	29%	305	214	43%

Total	$546	$551	(1)%	$1,571	$1,547	2%

Americas sales decreased 20% in the quarter and 17% year-to-date compared to the prior year, due mainly to decreased antenna and cable and base station component sales in North America, which reflected a reduction in spending by certain North American operators and OEM customers that have been in the process of consolidating. Third quarter and year-to-date sales also decreased due to reduced E-911 geolocation equipment sales. Sales to two specific customers decreased approximately $58 million and $200 million, respectively, for the three and nine months ended June 30, 2007, compared to the corresponding prior year periods, primarily impacting the North American market. This was partially offset by sales to other North American customers and the acquisition of EMS. The EMS acquisition increased sales in the Americas by $10.9 million and $19.3 million in the three and nine months ended June 30, 2007, respectively, compared to the same period of 2006.

Europe, Middle East, Africa (EMEA) sales increased 14%, in the third quarter of fiscal 2007, compared to the same period of fiscal 2006, due mainly to stronger antenna, cable and geolocation product sales and an approximate $8.5 million favorable impact of European exchange rate movement, partially offset by a decrease in base station components. For the nine months ended June 30, 2007 sales increased 16% due to higher cable sales, higher antenna sales (partially resulting from the April 2006 Precision acquisition which had sales of $30.7 million in the first six months of 2007 with no comparable results in 2006), the completion of the first phase of a large Middle East geolocation project, and an approximate $26.4 million favorable impact of foreign exchange rate movement for the year. These increases were partially offset by decreased base station component sales due to weak demand from certain OEM customers who have been in the process of consolidating.

Asia Pacific sales increased 29% and 43%, respectively, in the three and nine months ended June 30, 2007, compared to the same periods of fiscal 2006. The increase was primarily due to growth in base station components, antenna and cable products, and wireless innovation products supporting network expansions primarily in India and China. Sales in Asia were also favorably impacted by foreign currency exchange rate movement of approximately $4.7 million and $3.6 million for the three and nine months ended June 30, 2007, respectively.

Our top 25 customers represented 73% of sales in the third quarter of fiscal 2007, compared to 71% in the third quarter of fiscal 2006. On a year-to-date basis our top 25 customers represented 70% of sales, compared to 71% in the prior year. Major OEMs accounted for 45% of sales in the third quarter of fiscal 2007, compared to 37% in the third quarter of fiscal 2006. Ericsson was the largest customer for the third quarter of fiscal 2007 at 13% of sales and Nokia Siemens accounted for 11% of sales. Alcatel-Lucent was the only other customer that represented more than 5% of total sales for the third quarter of fiscal 2007. In the prior year third quarter, Cingular Wireless, now AT&T, represented 13% of sales.

Gross profit margin was 20.7% in the third quarter of fiscal 2007, compared to 22.1% in the third quarter of fiscal 2006. Higher Base Station Subsystems and Satellite Communications margins in the quarter were more than offset by lower Antenna and Cable Products and Network Solutions margins and approximately $5.1 million in expenses related to the relocation to our new cable manufacturing facility in Joliet, Illinois (“Joliet”). Antenna and Cable Products had higher volume in the quarter offset by a mix of lower margin products. On a year-to-date basis gross profit margin was 21.6% compared to 21.9% for fiscal 2006. Antenna and Cable Products margins for the year were slightly higher and were offset by lower Base Station Subsystems and Network Solutions margins and approximately $13.1 million in costs related to the relocation to Joliet. Base Station Subsystems margins for fiscal 2007 were lower than the prior year primarily due to lower sales volume, less-profitable product mix and higher filter inventory provisions. Network Solutions margins decreased as higher-margin U.S. geolocation sales in fiscal 2006 were partially replaced with less-profitable international geolocation sales in fiscal 2007.

Our gross margin for Antenna and Cable Products is impacted by the price of copper. The spot price of copper increased significantly during the third quarter compared to the first two quarters of fiscal 2007. Our ability to maintain our gross margin is highly dependent upon our ability to adjust our selling prices for changes in copper costs.

Research and development expenses were $29.0 million, or 5.3% of sales, in the third quarter of fiscal 2007, compared to $28.4 million, or 5.2% of sales, in the third quarter of fiscal 2006. On a year-to-date basis, research and development expenses were $83.2 million in both 2007 and 2006, representing 5.3% of sales and 5.4% of sales, respectively. Reduced research and development spending in Base Station Subsystems and Network Solutions was offset by higher Satellite Communications research and development expenses related to new product development, the inclusion of Skyware Radio Systems GmbH (“Skyware”) which was acquired in February 2006 and increased spending for Wireless Innovations.

Sales and administrative expenses were $60.9 million, or 11.2% of sales, in the third quarter of fiscal 2007, compared to $65.6 million, or 11.9% of sales, in the third quarter of fiscal 2006. Expenses decreased compared to the prior year quarter primarily due to decreased bad debt provisions, reduced employee incentive expenses and the sale of our broadband cable product line to Andes in April 2007. For the nine months ended June 30, 2007, sales and administrative expenses were $189.4 million, or 12.1% of sales, compared to $185.6 million, or 12.0% of sales, in the same period of fiscal 2006. Sales and administrative expenses were higher on a year-to date basis primarily due to an increase in sales commissions and selling expenses associated with supporting sales growth in emerging markets, developing direct-to-carrier channels and increased legal expenses related to intellectual property litigation. Sales and administrative expenses for the three and nine months ended June 30, 2007 included incremental costs of $0.5 million and $2.0 million, respectively, as a result of the acquisitions of Precision and EMS.

Merger costs were $0.7 million in the third quarter of fiscal 2007 for legal and accounting fees associated with our proposed merger with CommScope. In the third quarter of fiscal 2006, we incurred $3.2 million in legal, accounting and investment banker fees in connection with the then-proposed merger with ADC Telecommunications, Inc., which was terminated on August 9¸ 2006.

Intangible amortization was $4.6 million and $15.9 million, respectively, in the three and nine months ended June 30, 2007, compared to $4.7 million and $14.3 million, respectively, in the comparable periods of fiscal 2006. The year-to-date amount for fiscal 2007 also includes an impairment charge of $1.2 million as a result of a decision in the first quarter of fiscal 2007 to discontinue use of certain technology acquired as part of our purchase of Quasar Microwave Technology Ltd. in fiscal 2002. It is anticipated that intangible amortization will be approximately $18.3 million in fiscal 2007, compared to $19.0 million in fiscal 2006. The reduction in intangible amortization compared to the prior year is due primarily to a reduction of amortization expense associated with intangibles acquired as part of our purchase of Allen Telecom in fiscal 2003 and Celiant in fiscal 2002.

Restructuring expense was $1.4 million in the third quarter of fiscal 2007 and $9.3 million on a year-to-date basis, compared to $1.9 million and $2.8 million, respectively, in the third quarter and year-to-date fiscal 2006. In fiscal 2007, we outsourced the production of our European and North American filter manufacturing to Elcoteq S.A., which moved filter production from our Italian and Mexican filter manufacturing facilities. The restructuring charges in the third quarter of fiscal 2007 were primarily related to headcount reductions in Nogales, Mexico and cost cutting initiatives in the U.S. The fiscal 2007 year-to-date restructuring charges were primarily the result of accruing severance costs related to the downsizing of our Italian filter operations in Base Station Subsystems and other headcount reductions. We do not expect to incur any significant additional expense related to the Italian filter restructuring plan. We anticipate that the outsourcing of production to Elcoteq S.A. and reduced overhead costs associated with the headcount reductions will increase the future profitability of Base Station Subsystems. We currently estimate the annual benefit from these cost savings to be approximately $2.0 million, which we began to realize in the third quarter of fiscal 2007.

Additionally, in fiscal 2007, we recorded integration reserves for headcount reductions for the Precision and EMS acquisitions of $0.6 million and $0.7 million, respectively, which increased the goodwill associated with these acquisitions. We expect the annual benefit from these headcount reductions to be approximately $4 million to $5 million, which we began to realize in the third quarter of fiscal 2007.

Goodwill impairment was $107.9 million for the three and nine months ended June 30, 2007. This non-cash impairment loss was recorded in the third quarter to reduce the goodwill of our Base Station Subsystems segment to fair value. See our “Critical Accounting Policies” for additional information.

Gain on sale of assets was $6.0 million in the third quarter of fiscal 2007, compared to $0.3 million in the prior year third quarter. On a year-to-date basis the gain on sale of assets was $6.5 million as of June 30, 2007, compared to a loss of $1.1 million in the prior year. The fiscal 2007 gain consists of (i) $3.0 million cash received from the cancellation of the sale of the Orland Park facility and refund of unused proceeds for environmental remediation, (ii) $2.9 million gain from the sale of the Yantai, China facility and broadband product line and (iii) $0.6 net gain from the disposal of other equipment. The loss of $1.1 million in the first nine months of fiscal 2006 included a $2.0 million write-down of certain assets to fair value ($1.5 million of intangible assets and $0.5 million of inventory and fixed assets), partially offset by a gain of approximately $0.8 million, principally from the sale of unimproved land in Denton, Texas.

Operating income (loss) by operating segment for the three and nine months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
(In millions)	2007	2006		2007	2006
Operating Income (Loss)
Antenna and Cable Products
Antenna and Cable Products	$50	$52	(4)%	$156	$124	26%
Satellite Communications	(5)	(6)	(17)%	(12)	(12)	0%

Total Antenna and Cable Products	45	46	(2)%	144	112	29%

Wireless Network Solutions
Base Station Subsystems	(110)	(1)	NM	(142)	5	NM
Network Solutions	2	3	(33)%	5	10	(50)%
Wireless Innovations	9	10	(10)%	32	25	28%

Total Wireless Network Solutions	(99)	12	NM	(105)	40	NM

Items not included in segments
Unallocated Sales and Administrative Costs	(33)	(35)	(6)%	(90)	(89)	1%
Intangible Amortization	(5)	(5)	0%	(16)	(14)	14%
Gain (Loss) on Sale of Assets	6	—	NM	6	(1)	NM

Total Consolidated Operating Income (Loss)	$(86)	$18	NM	$(61)	$48	NM

NM—Not Meaningful

Antenna and Cable Products operating income was $49.5 million for the three months ended June 30, 2007, compared to $51.8 million for the same periods of fiscal 2006. The decrease was primarily a result of lower gross margin caused by an unfavorable product mix and costs related to the relocation to Joliet. On a year-to-date basis operating income increased 26% from $124.1 million in 2006 to $155.6 million in 2007. The increase was primarily the result of higher sales volume year-over-year.

Satellite Communications operating loss was $4.7 million for the third quarter of fiscal 2007, compared to a loss of $5.6 million for the third quarter of fiscal 2006. Operating loss was $11.8 million for the nine months ended June 30, 2007, compared to $12.3 million for the same period in 2006. Higher margins were offset by lower sales volume and higher selling and administrative costs.

Base Station Subsystems operating loss was $109.8 and $142.1 for the three and nine months ended June 30, 2007, respectively. Included in the loss was a non-cash impairment loss of $107.9 million recorded in the third quarter to write down the carrying value of goodwill. In addition to the impairment, operating losses for the nine months ended June 30, 2007 primarily resulted from lower base station component sales and margins due to decreased demand from certain OEM and operator customers that were in the process of consolidating. Higher inventory provisions for filters also contributed to the operating losses. Also included in the year-to-date operating loss for fiscal 2007 is $5.6 million of restructuring expense, primarily attributable to severance costs associated with the previously announced headcount reduction in Italy for the filter product line. During the first nine months of fiscal 2007, we made continued progress towards relocating our high-volume filter product line manufacturing to Elcoteq S.A. and expect this transition to be completed by the end of fiscal 2007.

Network Solutions generated operating income of $2.3 million in the third quarter of fiscal 2007, and $5.5 million year-to-date compared to operating income of $2.5 million and $10.3 million, respectively, in the third quarter and year-to-date for fiscal 2006. The decrease was primarily due to a decline in E-911 geolocation equipment sales in North America, partially offset by an increase in less-profitable geolocation sales in the EMEA region.

Wireless Innovations operating income was $9.1 million for the three months ended June 30, 2007 compared to $9.8 million for the same period of fiscal 2006. The decreased operating income was due to lower sales and higher research and development expense. Operating income was $31.7 million for the nine months ended June 30, 2007 compared to $25.5 million, for the same period in the prior year. The increase was due to sales growth, improved repeater margins resulting from cost reduction initiatives and better revenue mix.

Other expense was $3.2 million and $9.6 million for the quarter and year-to-date periods ended June 30, 2007, respectively, compared to $3.8 million and $10.0 million, respectively, for the same periods in fiscal 2006. Interest expense for the three and nine months ended June 30, 2007 was $4.6 million and $13.1 million, respectively, compared to $3.6 million and $11.5 million, respectively, for the same periods in fiscal 2006. Interest income for the quarter was consistent with the prior year and increased $0.3 million to $4.3 million for the year-to-date fiscal 2007, compared to the same period of fiscal 2006. Other expense was $0.3 million in the third quarter of fiscal 2007 compared to $1.9 million in the third quarter of fiscal 2006, primarily due to lower net foreign exchange losses. On a year-to-date basis, other expense was $0.8 million for fiscal 2007 compared to $2.5 million for fiscal 2006, a decrease of $1.7 million due primarily to the recognition of $0.7 million of foreign government investment incentives in the second quarter of fiscal 2007 and lower foreign exchange losses.

Income Taxes. The reported tax provision was $6.8 million in the third quarter and $29.8 million in the first nine months of fiscal 2007. The third quarter fiscal 2007 reported tax provision benefited from discrete adjustments including a $2.7 million reduction in tax contingency reserves and a $1.2 million tax benefit from tax planning strategies to benefit non-U.S. tax loss carryforwards. The reported tax provision for the first nine months of fiscal 2007 was also favorably impacted by these adjustments as well as $2.1 million of favorable adjustments related to prior year intercompany transfer price adjustments and tax benefits to reflect changes in China’s tax laws. The reported tax provisions were $7.3 million in the third quarter and $12.5 million in the first nine months of fiscal 2006. The reported tax provisions for both reporting periods of fiscal 2006 were unfavorably impacted by the establishment of valuation allowances against tax benefits in certain jurisdictions, but the reported tax provision in the first nine months of fiscal 2006 benefited from non-recurring tax benefits related to the repatriation of foreign earnings.

During the fourth quarter of fiscal 2006, the company concluded that it was appropriate to establish full valuation allowances against its U.S. deferred tax assets due to the lack of positive objective evidence of future taxable income in the U.S. The reported income tax provision for the third quarter and the first nine months of fiscal 2006 included tax benefits of $1.0 million and $10.8 million, respectively, related to U.S. losses during those periods.

The company’s effective tax rate is materially affected by the level of pretax income or loss generated in the U.S. and Italy, the earnings mix in foreign countries where the statutory rates are higher or lower than the federal statutory rate, or by changes in tax laws. The company is subject to examination of its tax filings by the Internal Revenue Service and other taxing authorities. The company regularly reviews and assesses the potential outcome of these examinations to determine the adequacy of its tax provisions.

Liquidity and Capital Resources

Cash and cash equivalents were $118.9 million at June 30, 2007, compared to $169.6 million at September 30, 2006. Working capital was $589.9 million at June 30, 2007, compared to $585.1 million at September 30, 2006. We believe that our strong working capital position, ability to generate cash flow from operations, and ability to borrow under our revolving credit agreement will allow us to meet our normal operating cash flow needs for the foreseeable future.

Under the terms of the company’s $250 million revolving credit facility, the company is subject to various quarterly requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to total debt including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed-charge coverage ratio and limiting the amount of assets that the company can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. The company was in compliance with all of these requirements as of June 30, 2007 and had the ability to utilize the entire $250 million credit facility. The company had $90.5 million in borrowings and outstanding letters of credit under this credit facility at June 30, 2007, compared to $35.2 million at September 30, 2006. Subsequent to June 30, 2007, the company entered into the second and third amendments to its revolving credit facility. The second amendment waived any event of default occurring due to a change of control resulting from any contract or arrangement entered into by the company and CommScope in furtherance of a merger of the two companies until the earlier of the date of the merger or March 31, 2008. The third amendment amended the definition of “Consolidated EBITDA” solely for the purpose of calculating compliance with certain financial covenants set forth in the credit agreement.

Several of the company’s foreign subsidiaries maintain credit facilities with local banks. At June 30, 2007, the company had $21.8 million of borrowings outstanding under credit facilities in China, India, Italy and Japan compared to $7.2 million at September 30, 2006.

Cash Flows. The following table sets forth certain information from our consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006:

	Nine Months Ended June 30,
(In millions)	2007	2006	Change
Net income (loss)	$(100)	$25	$(125)

Non-cash charges for depreciation, amortization, asset sale gains/(losses) and stock-based compensation	63	64	(1)
Goodwill impairment	108	—	108
Restructuring costs	(1)	(2)	1
Change in operating assets and liabilities	(64)	(51)	(13)

Net cash from operations	6	36	(30)

Net cash used for investing activities	(74)	(95)	21
Net cash from (used for) financing activities	9	(15)	24
Effect of exchange rate changes on cash	8	1	7

Decrease in cash for the period	$(51)	$(73)	$22

Operating Activities. In the first nine months of fiscal 2007, we generated $6.0 million of cash from operations, compared to $36.1 million in the first nine months of fiscal 2006. The decrease in cash from operations was primarily due to a net loss and an increase in working capital requirements in the first nine months of fiscal 2007. Accounts receivable decreased from $557.8 million at September 30, 2006 to $551.8 million at June 30, 2007, due to lower sales in the third quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Days sales outstanding (DSO) as of June 30, 2007 was 89 days compared to 90 days as of March 31, 2007 and 80 days as of September 30, 2006, due primarily to a higher percentage of fiscal 2007 sales from the Asia Pacific and EMEA regions where collection terms are longer than in the U.S. Inventory was $389.1 million at June 30, 2007 compared to $388.3 million at September 30, 2006. Inventory turns were 4.5x at June 30, 2007 compared to 4.8x as of September 30, 2006.

Recent legislation enacted in the U.K. has accelerated the rate of funding required for the U.K. defined benefit pension plan. In March 2007, the company proposed to the U.K. Pensions Regulator a plan to fund a pension deficit of approximately $29.9 million, as of September 30, 2006, by March 31, 2010. As a result, the company made cash contributions of $8.3 million in April 2007. The following schedule shows the timing of the additional cash contributions/payments the company currently intends to make to fund the remaining pension deficit of $21.6 million:

(In millions)	March 2008	March 2009	March 2010
Contribution amount	$9.8	$9.8	$2.0

Investing Activities. Capital expenditures were $47.6 million in the first nine months of fiscal 2007, compared to $50.9 in the first nine months of fiscal 2006, primarily due to construction costs for the new cable manufacturing facilities in Goa, India, which opened during the first quarter of fiscal 2007, and in Joliet, Illinois, which was completed in the third quarter of fiscal 2007.

During the second quarter of fiscal 2007, the company executed a sale-leaseback transaction for the Joliet facility. As part of that transaction, the company received $9.0 million in exchange for approximately $7.5 million of previously purchased and capitalized leasehold improvements. The company recorded the $1.5 million of cash in excess of assets sold as deferred rent which will be amortized as a reduction in rent expense over the life of the lease.

In the first nine months of fiscal 2007, we paid $48.7 million for the assets of EMS Wireless, net of cash received. In the first nine months of fiscal 2006 we paid $44.7 million for three acquisitions—Skyware, Precision and Cell Site Industries.

Financing Activities. We reduced our net long-term debt by $26.4 million in the first nine months of fiscal 2007, primarily as a result of retiring certain senior notes that were due in fiscal 2008. Short-term notes payable increased by $53.5 million, primarily to fund the acquisition of EMS Wireless, fund working capital requirements, and repurchase 2.0 million shares of our common stock for $20.4 million. We have approximately 5.4 million shares remaining under a previously authorized stock repurchase program.

On May 3, 2007, we announced our intention to sell our Satellite Communications business. The final terms of any divestiture transaction are subject to various approvals, and there can be no assurance as to the terms, timing, or consummation of any such transaction.

As part of our future growth strategy, we may acquire other companies in the same or complementary lines of business and pursue other business ventures. The timing and size of any new business ventures or acquisitions we complete may impact our cash requirements. Pursuant to the merger agreement with CommScope, any material acquisitions or business ventures would require prior approval by CommScope.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” of our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission. In addition, we have obligations under open purchase orders and liabilities as reflected in our consolidated balance sheet. Except as described herein, there have been no material changes in our contractual obligations and commercial commitments since September 30, 2006 arising outside of the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies during the nine months ended June 30, 2007. The following provides additional disclosure related to our critical accounting policies:

Goodwill

We perform an annual impairment test of goodwill on the first day of our fiscal fourth quarter, July 1. We manage our business as five operating segments. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we determined these operating segments were our reporting units. We tested each reporting unit for possible goodwill impairment by comparing each reporting unit’s net book value to fair value. As each reporting unit’s fair value was greater than its net book value and no other impairment indicators existed, further impairment tests were not deemed necessary and no impairment loss was recorded in fiscal 2006. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the reporting units for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses as well as fair value on a comparable business basis.

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

On an annual basis, we assess the current business environment, changes in the operations of each reporting unit, deviations from projected results, and the results of the prior year goodwill impairment test. We then determine if the DCF method, the CB method or both will be used in performing the current year goodwill impairment test. When both methods are used for a reporting unit, we consider the similarities of each valuation to the underlying business to determine the weight given to each method. In 2005 and 2006, we weighted the two methods equally in determining the value of the reporting units that used both methods because we believe both methods have an equal probability of providing an appropriate fair value. In fiscal 2006, we used the DCF method for all reporting units and the CB method for Base Station Subsystems, Wireless Innovations and Satellite Communications as these represented management’s best estimate of the fair value of each reporting unit.

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

The following tables summarize the significant assumptions in the 2006 DCF fair value calculations:

REVENUE GROWTH RATE	PROJECTED (as of July 1, 2006 valuation date)
	2007	2008	2009	2010	Terminal
Antenna and Cable Products	5.6%	4.8%	3.6%	2.0%	1.0%
Satellite Communications	23.6%	20.4%	8.7%	8.5%	4.0%
Base Station Subsystems	0.0%	25.4%	9.7%	8.5%	5.0%
Network Solutions	5.6%	7.1%	5.2%	3.0%	2.0%
Wireless Innovations	11.4%	10.0%	10.0%	7.5%	4.0%

EBIT MARGIN	PROJECTED (as of July 1, 2006 valuation date)
	2007	2008	2009	2010	Terminal
Antenna and Cable Products	11.9%	11.2%	11.3%	11.3%	10.4%
Satellite Communications	(0.9)%	3.2%	4.9%	5.1%	5.1%
Base Station Subsystems	2.3%	7.6%	11.5%	12.3%	12.5%
Network Solutions	14.1%	19.9%	22.7%	22.7%	22.7%
Wireless Innovations	15.6%	17.3%	18.9%	19.0%	19.0%

The following tables summarize the significant assumptions in the 2005 DCF fair value calculations:

REVENUE GROWTH RATE	PROJECTED (as of July 1, 2005 valuation date)
	2006	2007	2008	2009	Terminal
Antenna and Cable Products	7.7%	3.3%	2.0%	2.0%	2.0%
Satellite Communications	18.3%	34.8%	18.4%	15.1%	4.0%
Base Station Subsystems	2.1%	19.7%	20.0%	2.5%	5.0%
Network Solutions	(22.7)%	3.5%	3.5%	3.8%	3.0%
Wireless Innovations	12.0%	12.0%	8.5%	8.5%	5.0%

EBIT MARGIN	PROJECTED (as of July 1, 2005 valuation date)
	2006	2007	2008	2009	Terminal
Antenna and Cable Products	14.3%	15.0%	15.0%	15.0%	15.0%
Satellite Communications	5.3%	6.8%	7.7%	8.3%	8.3%
Base Station Subsystems	1.3%	7.6%	14.2%	15.8%	18.5%
Network Solutions	19.3%	19.1%	21.9%	23.5%	23.5%
Wireless Innovations	17.6%	19.1%	17.0%	16.6%	16.6%

The following table summarizes the discount rates used in the 2006 and 2005 DCF fair value calculations:

	Discount Rate
	2006	2005
Antenna and Cable Products	13%	10%
Satellite Communications	13%	12%
Base Station Subsystems	14%	16%
Network Solutions	14%	11%
Wireless Innovations	14%	13%

The following table summarizes the significant assumptions used in the 2006 and 2005 CB fair value calculations:

	2006					2005
	CB Multiples Used				Control Premium	CB Multiples Used			Control Premium
	Revenue		EBITDA			Revenue	EBITDA
Antenna and Cable Products	(a	)	(a	)	(a )	1.2x	8.6x		(c	)
Satellite Communications (d)	0.5x		8.0x		20%	0.7x	8.1x		(c	)
Base Station Subsystems (d)	1.2x		10.0x		20%	1.3x	(b	)	(c	)
Network Solutions (d)	(a	)	(a	)	(a )	2.1x	8.4x		(c	)
Wireless Innovations	1.5x		9.0x		20%	1.6x	8.2x		(c	)

(a)	The Comparable Business method was not used for Antenna and Cable Products and Network Solutions for the 2006 valuation because these reporting units had continued positive results in fiscal 2006, had large amounts of headroom in fiscal 2005 and had fiscal 2006 projected results that indicated continued revenue and EBIT margin growth.
(b)	EBITDA was not used for Base Station Subsystems in the 2005 valuation. As of the valuation date, the EBITDA for Base Station Subsystems was considered a de minimis amount due to a large product recall charge and not representative of the value of the reporting unit.
(c)	The control premium was factored into the selection of the Revenue and EBITDA Multiples in the 2005 fair value calculation.
(d)	For the 2005 Satellite Communications and Network Solutions valuations and the 2006 valuation of Base Station Subsystems we applied the multiples to projected revenue and EBITDA margins from our DCF model, instead of historical amounts. Historical amounts did not accurately reflect changes in the business and the projected amounts were considered a more accurate view of the reporting unit's long term performance.

The following table illustrates the goodwill allocated to each reporting unit as of June 30, 2007 and September 30, 2006 and 2005, and the amount of headroom, (which represents the percentage difference between each reporting unit’s fair value and carrying value) as of our annual impairment test, July 1, 2006 and 2005, as follows:

	Goodwill			Headroom (1)
	June 30,	September 30,		July 1,
(In thousands)	2007	2006	2005	2006	2005
Antenna and Cable Products	$226,827	$196,299	$186,308	24%	85%
Satellite Communications	14,351	14,207	7,085	43%	184%
Base Station Subsystems	308,769	411,782	402,799	6%	5%
Network Solutions	117,541	117,178	113,233	7%	29%
Wireless Innovations	142,675	143,200	152,658	45%	3%

(1)	Headroom = (fair value—carrying value)/carrying value

The decrease in Antenna and Cable Products headroom is due primarily to the use of a higher discount rate resulting from long-term uncertainty of future copper prices and the market’s continued acceptance of copper cable as compared to other products, such as optical fiber. The decrease in the Satellite Communications headroom is due to a lower fiscal 2006 fair value resulting from lower projected long-term revenues and cash flows in fiscal 2006 versus fiscal 2005 and a higher fiscal 2006 carrying value.

Lower than expected sales and operating income in fiscal 2006 caused management to revise its long-term projections factoring in the results from fiscal 2006 and a decision by management to exit the consumer satellite market. The increase in carrying value for Satellite Communications was due primarily to the acquisition of Skyware in February 2006. The decrease in the Network Solutions headroom was primarily the result of greater uncertainty in the assumptions (e.g. greater mix of international revenue) underlying the reporting unit’s fair value. As a result, a more conservative discount rate was applied to determine the fair value of the reporting unit. The increase in Wireless Innovations headroom was the result of a higher fair value due to higher projected long-term revenues and cash flows resulting from expected continued strong market acceptance of the product offering.

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

N/A—The CB method was not used for determining the fair value of this reporting unit

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

As a result of its relatively large amount of goodwill and its operating losses in fiscal 2004, 2005 and 2006, Base Station Subsystem’s goodwill has been at a higher risk of potential future impairment. As of July 1, 2006, the future cash flow projections for Base Station Subsystems included (1) higher sales volumes resulting from international wireless network expansion, in particular from China which has been expected to begin building their third generation (3G) networks in late 2007 and into 2008, (2) increased gross margin rates as a result of our outsourcing of North American and European filter manufacturing to Elcoteq S.A., (3) increased facility utilization as a result of the restructuring of our operations in line with our business needs, (4) introduction of new products and rationalization of research and development spending resulting in sales volumes growing at a higher rate than operating expenses, and (5) a focus on higher margin products and business relationships resulting in an improved mix of product sales.

As previously disclosed, if subsequent developments differ from our forecasts, future tests may indicate an impairment of goodwill.

As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, we determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. We performed a “step one” impairment test, in accordance with paragraph 19 of SFAS 142, on this reporting unit as of March 31, 2007. Based on the test, we determined that a potential indicator of impairment existed and a “step two” test, in accordance with SFAS 142, was required. In the third quarter of fiscal 2007, we completed the “step two” test of the Base Station Subsystems reporting unit and recorded an impairment loss of $108 million. The assumptions used in the valuation of Base Station Subsystems as of March 31, 2007 were as follows:

Base Station Subsystems	PROJECTED (as of March 31, 2007 valuation date)
	2008	2009	2010	2011	Terminal
DCF Method assumptions
Revenue Growth	5.6%	19.4%	9.8%	8.4%	5.0%
EBIT Margin	5.9%	9.2%	10.6%	11.7%	11.7%

Discount Rate	14%
	Revenue	EBITDA	Control Premium
CB Multiples Used (a)	1.1x	9.5x	20%

(a)	We applied the multiples to projected revenue and EBITDA margins from our DCF model, instead of historical amounts. Historical amounts did not accurately reflect changes in the business and the projected amounts were considered a more accurate view of the reporting unit's long term performance.

The March 31, 2007 valuation included changes in significant factors as compared to the July 1, 2006 valuation. Those factors were lower projected sales, operating earnings and cash flows, and a decrease in the multiples used to value comparable businesses that operate in the same market as Base Station Subsystems.

In fiscal 2007, decreased spending levels for wireless equipment and related services from two major customers caused the company to reevaluate its projected level of sales, earnings and cash flows for the Base Station Subsystems reporting unit. This review resulted in the company decreasing or delaying projected sales, operating earnings and cash flows, as compared to the July 1, 2006 valuation. The July 1, 2006, valuation included higher sales volumes and a projected sales mix that was more dependent on historically lower-margin high-volume products. The sales and operating earnings projections in the March 31, 2007 valuation include a more focused rationalization of product lines which had the primary effect of decreasing projected sales levels in the near term. The lower market multiples were based on Based Station Subsystems size and operating results compared to other market participants.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements regarding, among other things, the proposed business combination between CommScope and Andrew and the anticipated consequences and benefits of such transaction, and other financial and operational items relating to CommScope and Andrew, in this Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements.” In addition, management may make other written or oral statements that constitute forward-looking statements. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to them. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “potential,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “would”, “may,” “will,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are not a guarantee of performance and involve risks, uncertainties and assumptions, many of which are difficult to predict and are beyond our control, including those discussed under the caption “Risk Factors” in Andrew’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Part I, Item 1A) and in Part II, Item 1A of this Quarterly Report on Form 10-Q, which risk factors are incorporated herein by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our business, financial condition and results of operations could be materially and adversely affected. We caution the reader, however, that the list of factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict those risk factors, nor can we assess the impact, if any, of those risk factors on our business or the extent to which any such factors may cause actual results to differ materially from those projected in any forward-looking statements. Forward-looking statements do not guarantee future performance, and you should not put undue reliance on them.

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

We use various metals in the production of our products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. As a result, we are exposed to fluctuations in the price of copper. In order to reduce this exposure, we have implemented price increases on our cable products and have entered into forward purchase contracts with various suppliers. At June 30, 2007, we had contracts to purchase approximately 12.3 million pounds of copper for $36.6 million. For the remainder of fiscal 2007, we estimate that we will purchase approximately 4 million additional pounds of copper. We estimate that a 10% change in the price of copper could increase or decrease the cost of our forecasted fiscal 2007 copper purchases that are not under contract at June 30, 2007 by approximately $1.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of June 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Internal Control Over Financial Reporting: During the third quarter of fiscal 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Items 3, 4 and 5 of this Part II are not applicable.

ITEM 1.	LEGAL PROCEEDINGS

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that the company’s potential sale of certain geolocation products to Saudi Telecom will infringe a TruePosition patent. As relief, the complaint seeks, among other things, injunctive relief and unspecified monetary damages. The company filed its response and counterclaim on December 15, 2005 and is vigorously defending this litigation. Discovery in this matter is now complete and both parties have moved for summary judgment. A decision on these motions is expected in the fourth quarter of fiscal 2007. A trial date has been set for September 2007. The parties have not engaged in meaningful settlement talks to date.

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

We cannot assure you that the sale of our Satellite Communications business will be completed on terms acceptable to us, or at all. On May 3, 2007, we announced our intention to sell our Satellite Communications business. We have engaged in discussions with potential buyers and, subject to various approvals, currently expect to complete the divestiture. However, we cannot assure you that we will complete a transaction on terms acceptable to us, or at all. We also cannot predict the length of time needed to sign or close any such divestiture transaction. If we do not complete the intended divestiture, we may have incurred significant expenses for which we will not receive any benefit. Our ability to sell this business on acceptable terms depends on its future operating performance and other factors beyond our control, including the degree of interest from potential buyers and prevailing market conditions. The net assets of the Satellite Communications business were approximately $51 million as of June 30, 2007. While we currently believe that there is no impairment related the Satellite Communications’ assets, if the sale price is less than the carrying value of the assets being sold, we would record either a loss on the sale or an impairment of the assets depending on the timing of the transaction.

The goodwill balance on our balance sheet is tested at least annually for possible impairment and any non-cash impairment charges could adversely affect our financial results. We test our goodwill balance for possible impairment as of July 1 each year, or on an interim basis if circumstances dictate, based on the five reporting units of our business. As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, we determined that an interim test of the goodwill for Base Station Subsystems was required. We completed our assessment of Base Station Subsystems in the third quarter of fiscal 2007 and, as a result, recorded a non-cash impairment loss of $108 million. As of June 30, 2007, we had a goodwill balance of $810 million, of which $309 million related to the Base Station Subsystems reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the business for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage the underlying business, there is significant judgment in determining the cash flows attributable to these businesses. If actual results are different from our forecasts, future tests may indicate additional impairments of goodwill, and additional non-cash charges, that may adversely affect our results of operations. If, in the course of our annual or interim valuation testing procedures we determine that a portion of the consolidated goodwill balance is impaired, any non-cash charge would adversely affect our financial results.

Risk Factors relating to the pending CommScope merger

CommScope and we may be required to comply with material restrictions or conditions in order to obtain the regulatory approvals to complete the merger and any delays in obtaining regulatory approvals may delay and possibly prevent the merger. The merger is subject to review by the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and by certain antitrust authorities outside of the United States. Under the HSR Act, CommScope and we are required to make pre-merger notification filings and await the expiration or early termination of the applicable statutory waiting period prior to completing the merger. CommScope and we each filed a Notification and Report Form pursuant to the HSR Act with the U.S. Department of Justice and U.S. Federal Trade Commission on July 16, 2007.

The governmental entities from which approvals are required may request additional information from the parties in order to complete their review of the transaction and may condition their approval of the merger on the satisfaction of certain regulatory conditions that may have the effect of imposing restrictions or additional costs on CommScope or us. These conditions could include a complete or partial license, divestiture, spin-off or the sale of certain assets or businesses of either CommScope or us, which may be on terms that are not as favorable to CommScope or us as may have been attainable absent the merger, or other restrictions on the operation of the combined business. While CommScope and we expect to obtain the required regulatory approvals, neither can be certain that all of the required antitrust approvals will be obtained, nor can the parties be certain that the approvals will be obtained within the time limits contemplated by the merger agreement. A delay in obtaining the required approvals may delay and possibly prevent the completion of the merger.

CommScope and we are each subject to certain restrictions on the conduct of our business under the terms of the merger agreement. Under the terms of the merger agreement, CommScope and we have agreed to certain restrictions on the operations of their respective businesses that are customary for transactions similar to the merger. Each has agreed that it will limit the conduct of its business to those actions undertaken in the ordinary course of business. In addition, we have agreed not to undertake, or have agreed to limit, certain corporate actions without the consent of CommScope. Among others, these actions include mergers and acquisitions or dispositions of assets, making loans to third parties, settling litigation matters of a certain size and undertaking capital expenditures in excess of prescribed limits. CommScope has agreed that without our consent it will not take certain actions that include amending its organization documents in a manner materially adverse to its stockholders and acquiring interests in an entity, which acquisition would be expected to impede or delay the governmental approvals required for the merger. Because of these restrictions, CommScope and we may be prevented from undertaking certain actions with respect to the conduct of our respective businesses that we might otherwise have taken if not for the merger agreement.

The anticipated benefits of the acquisition may not be realized. We and CommScope entered into the merger agreement with the expectation that the merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of infrastructure solutions, the expansion of CommScope’s global distribution and manufacturing capabilities, operational improvements and a diversification of CommScope’s customer base. The merger will present challenges to management, including the integration of the operations, properties and personnel of both companies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including, but not limited to, whether CommScope can integrate our businesses in an efficient and effective manner, whether there will be increased spending by wireless carriers, the ability of CommScope to manage potential volatility in commodities prices, the reaction of existing or potential competitors to the transaction, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact CommScope’s business, financial condition and operating results.

CommScope and we both depend on key personnel, and the loss of any of these key personnel because of uncertainty regarding the merger, either before or after the merger, could hurt the businesses of the combined company after the merger. CommScope and we both depend on the services of our key personnel. Current and prospective employees of CommScope and ours may, either before or after the merger, experience uncertainty about their future roles with CommScope after the merger, which may affect the performance of such personnel adversely and the ability of each company to retain and attract key personnel. The loss of the services of one or more of these key employees or CommScope’s or our inability to attract, train, and retain qualified employees could result in the loss of customers or otherwise inhibit the ability of CommScope to integrate and grow the combined businesses effectively after the merger.

The merger may result in a loss of customers. Some customers may seek alternative sources of product and/or service after the announcement of the merger due to, among other reasons, a desire not to do business with CommScope after the merger or perceived concerns that CommScope may not continue to support and develop certain product lines. Difficulties in combining operations could also result in the loss of, or potential disputes or litigation with, customers. Any steps by management to counter such potential increased customer attrition may not be effective. Failure by management to retain customers could result in worse than anticipated financial performance.

If the conditions to the merger are not satisfied or waived, the merger may not occur. Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, to the extent permitted by law or the rules or regulations of Nasdaq, the merger will not occur or will be delayed, and each of CommScope and us may lose some or all of the intended benefits of the merger. To the extent that our common stock currently trades based on the merger consideration, if the merger is not consummated, the price of our common stock may decline.

The following conditions, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before CommScope and we are obligated to complete the merger:

•	The merger agreement must be adopted by the holders of at least a majority of the issued and outstanding shares of our common stock as of the applicable record date;

•

The waiting period (and any extension thereof) applicable to the merger pursuant to the HSR Act, or any other applicable competition, merger, antitrust or similar law shall have expired or been terminated;

•	Specified governmental consents or certain other approvals shall have been obtained and be in full force and effect;

•

There must not be any judgment, injunction, decree or order issued by any court or other governmental entity or any other statute, law, rule, legal restraint or prohibition which prohibits, materially restricts, makes illegal or enjoins consummation of the merger; and

•	There must not be any action or proceeding pending by a governmental entity challenging or seeking to prevent the consummation of the merger.

The merger agreement limits our ability to pursue an alternative transaction proposal to the merger, and requires us to pay a termination fee if we do so under certain circumstances. The merger agreement prohibits us from soliciting, initiating, encouraging or facilitating certain alternative transaction proposals with any third party, subject to exceptions set forth in the merger agreement. Further, the merger agreement provides that we may be required to pay a termination fee to CommScope equal to $75 million in certain circumstances. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders relative to the terms and conditions of the merger. Our obligation to pay the termination fee may discourage a third party from pursuing a competing acquisition proposal that could result in greater value to our stockholders. In addition, payment of the termination fee could adversely affect our financial condition.

CommScope and we are subject to numerous other risks related to our previously announced merger, the details of which will be included in the “Risk Factors” section of a registration statement on Form S-4 to be filed by CommScope with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since fiscal 1997, our Board of Directors has authorized us to repurchase up to 30.0 million common shares. As of June 30, 2007, we had repurchased approximately 24.6 million shares. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management.

The table below lists our repurchases of shares of common stock during the first nine months of fiscal 2007:

Fiscal Year 2007	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
December 1 to December 31	1,000,000	$10.09	1,000,000	6,389,568
March 1 to March 31	1,000,000	$10.34	1,000,000	5,389,568

Total	2,000,000		2,000,000

ITEM 6.	EXHIBITS

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of June 26, 2007 by and among CommScope, Inc, DJRoss Inc. and Andrew Corporation.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File Number 001-14617).

10.1	Second Amendment to Credit Agreement dated July 13, 2007 among Andrew Corporation, the Designated Subsidiaries of Andrew Corporation, certain financial institutions named therein and Bank of America, National Association, as Administrative Agent, for the Lenders and as L/C Issuer.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2007 (File Number 001-14617).

10.2	Third Amendment to Credit Agreement effective as of June 30, 2007 among Andrew Corporation, the Designated Subsidiaries of Andrew Corporation, certain financial institutions named therein and Bank of America, National Association, as Administrative Agent, for the Lenders and as L/C Issuer.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007 (File Number 001-14617).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32	18 U.S.C. Section 1350 Certifications of Chief Executive and Chief Financial Officers	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 2, 2007	By:	/s/ Marty R. Kittrell
Marty R. Kittrell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)