Form 10-K
period 2007-09-30
ANDREW CORP
filed 2007-11-21
CIK 317093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007.

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

(708) 236-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC
Common Stock Purchase Rights	The Nasdaq Stock Market LLC

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

Yes      No X

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion, based on the closing sale price as reported on The Nasdaq Stock Market. The number of outstanding shares of the Registrant’s common stock as of November 15, 2007 was 156,100,349.

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

On June 26, 2007, we entered into a definitive merger agreement with CommScope, Inc (“CommScope”). Under the terms of the agreement, each share of Andrew common stock will be converted into the right to receive $15.00, comprised of $13.50 per share in cash and an additional $1.50 per share in either cash, CommScope common stock, or a combination of cash and CommScope common stock totaling $1.50 per share, at CommScope’s election. The merger agreement contains termination rights for both CommScope and Andrew. Under certain circumstances, including if our board of directors recommends a superior proposal to our stockholders and the merger agreement is terminated as a result thereof, we would be required to pay CommScope a termination fee of $75 million. Following the close of the transaction, we will become an indirect wholly-owned subsidiary of CommScope. The merger is subject to regulatory and governmental reviews in the United States and elsewhere, as well as approval by Andrew’s shareholders. We expect the transaction to close prior to the end of calendar year 2007.

Our products are primarily based on our core competency, the radio frequency (“RF”) path. We have unique technical skills and marketing strengths in developing products for RF systems. Our products are used in the infrastructure for traditional wireless networks, third generation (“3G”) technologies, voice, data, video and internet services, microwave and satellite communications, and other specialized applications.

We operate our five product businesses in two operating groups. Our Antenna and Cable Products and Satellite Communications businesses comprise our Antenna and Cable Products group and our Base Station Subsystems, Network Solutions, and Wireless Innovations businesses comprise our Wireless Network Solutions group. Antenna and Cable Products include coaxial cables, connectors, cable assemblies and accessories as well as base station antennas and terrestrial microwave antennas. Satellite Communications products include earth station antennas, high frequency and radar antennas, direct-to-home (“DTH”) antennas and very small aperture terminal (“VSAT”) antennas. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners that are sold individually or as parts of integrated subsystems. Network Solutions products include software and equipment to locate wireless E-911 callers as well as equipment and services for testing and optimizing wireless networks. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive, and include both complete systems and individual components.

On November 6, 2007, we announced that we had entered into a definitive agreement for the sale of our Satellite Communications business to Resilience Capital Partners (“Resilience”). We expect the transaction to close by the end of calendar year 2007.

In the past three fiscal years, we have also completed several smaller strategic acquisitions intended to expand our product portfolio and strengthen our market leading positions. The fiscal 2005 acquisition of ATC Tower Services enhanced our service offerings, and provided an additional distribution channel for our products. The fiscal 2006 acquisition of Precision Antennas, Ltd. (“Precision”) included products and technology that allowed us to offer a more comprehensive antenna product line. Additionally, the fiscal 2006 acquisition of CellSite Industries (“CSI”) provided us with a lower cost platform for warranty and repair services. In fiscal 2007, we acquired EMS Wireless (“EMS”), a major designer and manufacturer of base station antennas.

The wireless infrastructure market has experienced growth in the three years ended September 30, 2007. Capital spending worldwide on infrastructure continues to grow as our customers build and upgrade networks to address demand for basic voice and next generation data services. Key industry trends, such as minutes of use, number of subscribers, wireless penetration, and third generation service adoption, remain positive.

We have a significant international manufacturing and distribution presence. Sales of products exported from the United States or manufactured abroad accounted for approximately 67% of our sales in fiscal 2007, 57% in fiscal 2006, and 56% in fiscal 2005. Over the last decade, we have significantly increased our international manufacturing and distribution capabilities in some of the fastest developing wireless infrastructure markets. Developing countries represent some of the greatest growth opportunities for wireless communications, as wireless technology is the most cost efficient communications infrastructure for these regions. We believe that developing markets such as China and India have significant long-term growth potential. We built new manufacturing facilities in China and India in fiscal 1998 and have continued to expand operations in these regions. These facilities have allowed us to more effectively reach customers and increase sales in the Asian market. We relocated a significant portion of the manufacturing of our filter product line to China and in fiscal 2007, we opened a new cable and antenna manufacturing facility in Goa, India.

Operating Segments

We operate our business in two operating groups, Antenna and Cable Products and Wireless Network Solutions, which reflect the two main product areas (passive and active electronic components, respectively) that we manufacture. We believe this structure allows us to better position ourselves for opportunities in the rapidly changing wireless infrastructure market and better leverage the many opportunities for collaboration and efficiencies in supporting customers who have a global presence.

Our two business groups are comprised of five reportable segments: the Antenna and Cable Products group consists of Antenna and Cable Products and Satellite Communications; the Wireless Network Solutions group consists of Base Station Subsystems, Network Solutions, and Wireless Innovations. The following table sets forth sales and percentages of total sales represented by our five reporting segments during the last three fiscal years:

Dollars in millions	2007	% of Sales	2006	% of Sales	2005	% of Sales
Sales by Segment

Antenna and Cable Products
Antenna and Cable	$1,412	64%	$1,248	58%	$1,050	53%
Satellite Communications	104	5%	122	6%	140	7%
Total Antenna and Cable Products	1,516	69%	1,370	64%	1,190	61%
Wireless Network Solutions
Base Station Subsystems	404	18%	505	24%	446	23%
Network Solutions	87	4%	91	4%	157	8%
Wireless Innovations	188	9%	180	8%	168	9%
Total Wireless Network Solutions	679	31%	776	36%	771	39%
Total Sales	$2,195	100%	$2,146	100%	$1,961	100%

Further information on our operating segments is contained in Note 13, Segment and Geographic Information, of the Notes to Consolidated Financial Statements.

Antenna and Cable Products

We are a market leader for commercial base station antennas serving global market needs for all wireless protocols. Base station antennas are the first critical component of wireless infrastructure that captures wireless signals from users’ handsets and sends it to operators’ base stations. The base station antenna transmits and receives this wireless signal with a series of passive radiating elements that are tuned to the wireless operator’s frequency band. We offer a diverse product line of base station antennas ranging in size from approximately two feet in length to large, tower-mounted antennas in excess of twenty feet in length. The product line contains a variety of innovative products including technology to optimize the performance in CDMA and W-CDMA markets. We hold significant intellectual property that is used to create innovative products, such as the Andrew Teletilt® system, which is a remotely-controlled variable electrical downtilt base station antenna system that can be adjusted in minutes, without costly site downtime. This allows customers to enhance their network performance while reducing operating expenses. The most recent addition to this product line is a series of multi-band variable electric downtilt antennas. The multi-band function allows operators to utilize just one antenna when overlaying an existing network with a new technology such as UMTS (W-CDMA).

We manufacture a full line of microwave antennas for applications such as fixed-line telecommunications networks, broadband wireless, wireless infrastructure, and others. The microwave antenna takes the RF signal from a microwave radio, focuses the beam and reflects the signal to a microwave antenna at another location in the network. Microwave radio networks are commonly used by telecommunications companies for telephone, internet, video and data transmission. They are also used by cellular operators to link cell sites with switching centers and by private companies, such as gas pipelines, electric utilities and railroads, for their internal communications needs. We strengthened our leadership position in microwave antennas with the fiscal 2006 acquisition of Precision Antennas, Ltd., a Stratford, England-based designer and manufacturer of microwave antennas used primarily for cellular network backhaul.

We combine antenna products from both the base station and microwave antenna groups to service the emerging WiMAX market. Point-to-point and point-to-multi-point antennas are used in fixed WiMAX applications. Traditional base station antennas are used in mobile WiMAX deployments. Our cable products, described below, are also used to service this market segment.

Cable products include coaxial cables, connectors, cable assemblies and accessories. Coaxial cable is a two-conductor, radio frequency transmission line with the smaller of the two conductors centrally located inside the larger, tubular conductor. It is principally used to carry radio frequency signals. We sell our semi-flexible and elliptical waveguide cable products under the trademark HELIAX®. In October 2006, we introduced a premium-quality family of corrugated aluminum cable as a cost-effective, high quality extension to our industry-leading HELIAX® family of copper corrugated transmission line systems. HELIAX® corrugated aluminum cable and accessories are produced and distributed globally as a high performing but lower cost alternative to our most popular and widely-used copper-based cable.

We believe that we distinguish ourselves from our competition by offering technically advanced and higher performance cable products. Examples of this are the new aluminum cables and the Andrew Virtual AirTM (“AVA”) feeder cable. AVA cables offer excellent attenuation performance and lower system costs by allowing wireless operators to utilize smaller diameter cables and the aluminum cables have virtually the same RF performance in a lighter weight and more easily installed product. AVA and aluminum cables are manufactured in 7/8” and 1 5/8” diameters.

In addition to bulk cable, we provide cable connectors, accessories and assemblies marketed under the HELIAX® brand name. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. We provide multiple connector families, including OnePiece™ and Positive Stop™ connectors. Cable accessories protect and facilitate installation of coaxial cable and antennas on cell site towers and into equipment buildings. Accessories include lightning surge protectors, hangers, adaptors and grounding kits, including Arrestor Plus®, ArrestorPortII™, KwikClamp™, SureGround™, and Compact SureGround™ lines. SureFlex™ coaxial cable assemblies, used to connect the main feeder cable line to the antenna, are made up of smaller sized HELIAX® cable and the Andrew patented SureFlex™ connectors.

We also manufacture a full line of steel infrastructure components including steel antenna mounts, coaxial cable support components, and equipment platforms. Antenna mounts are utilized to facilitate mounting of base station or terrestrial microwave antennas to any type of elevated structure. Coaxial cable support components are utilized to create a secure pathway for coaxial cable between the antenna and radio equipment. Equipment platforms are utilized to provide a secure foundation for radio equipment.

We provide a full range of products suitable for in-cabinet applications and a wide range of traditional cable assemblies utilizing solid copper, braid, semi-rigid and conformable cables, as well as some technically unique cables for special applications. We combine assemblies and supporting products according to customer specifications in “cabinet kits” to help reduce an original equipment manufacturer’s (“OEM”) overall operational cost of building cabinets.

In fiscal 2007, we sold our Yantai, China facility and inventory and equipment related to our broadband cable product line to Andes Industries, Inc. (“Andes”). Concurrent with the sale, we exercised the conversion feature of a note receivable from Andes, obtained in a previous transaction, for a 30% equity ownership interest in Andes.

In addition to the products described above, we have historically maintained a group of field construction employees that perform value-added services for our customers. The U.S.-based construction services group offers tower erection, antenna and cable line installation, civil and electrical installation and project management services to our OEM and service provider customers.

Satellite Communications

The Satellite Communications Group is comprised of four product groups: 1) DTH / VSAT; 2) earth station antennas and systems; 3) government / radar products; 4) and earth station electronics. This product group includes antennas, support products, electronic equipment and systems engineering for applications in the consumer, enterprise and government/military markets.

On November 6, 2007, we announced that we had entered into a definitive agreement for the sale of our Satellite Communications business to Resilience. We expect the transaction to close by the end of calendar year 2007. Under the agreement, we will receive $9 million in cash at closing, $5 million in notes that will mature three years after closing, and an ownership stake of between 17 and 20 percent in the new satellite communications company that Resilience will establish with the acquired Andrew assets. Additionally, we may receive up to $25 million in cash after three years, based on the new company’s achievement of certain financial targets. We expect to record a non-cash charge to earnings of approximately $15 million to $20 million in the first quarter of fiscal 2008 related to the transaction.

Base Station Subsystems

Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. These products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated subsystems.

We design and manufacture high power single and multi-carrier RF power amplifiers. RF power amplifiers are required by wireless communication systems to boost the radio signal power for transmission across long distances and are usually located within base stations. Our RF power amplifier products range in power from 10 to 500 watts of output power and in frequency ranges from 450 MHz to 2500 MHz. Our power amplifiers are custom designed for each OEM customer and are available for most wireless standards, including 2G, 2.5G, and 3G technologies. We market next generation single and multi-carrier, highly linear power amplifiers with digital pre-distortion technology and are currently working with major OEMs and service providers to design their next generation power amplifier products.

We design and manufacture filters, duplexers, combiners and integrated antenna combining units for OEM and operator customers. RF transmit filters are used to filter high power unwanted transmit signals to meet frequency regulations and interference requirements in the different allocated wireless frequency bands. Transmit combiners allow the combination of multiple signals into one transmit antenna. RF receive filters are used to select intended signals and isolate these signals from unwanted interference and noise. Duplexers are used to allow one antenna to both transmit and receive signals.

We also supply tower-mounted amplifiers to OEMs and wireless operators that use these products to improve network performance. Tower-mounted amplifiers improve network performance by filtering and amplifying as close as possible to the actual receiving antenna, thus eliminating additional signal loss and noise. For this application, integrated receiving filters and amplifiers are directly mounted at the top of the cell site tower.

To support more sophisticated antenna filtering applications and to improve overall performance and costs, we are supplying integrated antenna combining units to leading OEMs. This product provides antenna-filtering functions for both transmitted and received signals and low-power amplification for received signals. These integrated antenna combining units also have control functions for antenna supervision and antenna remote electrical tilt control.

Additionally, we provide repair, replacement and excess and obsolescent equipment management services of wireless and power equipment through our After Market Services operation. We entered this service area through the acquisition of CSI, based in Milpitas, California. The charter of our After Market Services group is to provide turnkey post sales support for OEMs and wireless carriers to reduce the costs of network maintenance through a repair service that is unmatched in speed, cost effectiveness and quality.

On October 24, 2007, we announced that we had entered into a transaction with Nokia Siemens Networks (“NSN”) whereby NSN purchased from us intellectual property related to NSN’s filter products for wireless networks. NSN and its affiliates will also purchase products completed pursuant to the parties’ existing purchase agreements and have the option to acquire certain fixed assets and inventory related to the manufacture of NSN’s filter products. We will continue to provide certain research and development services to NSN.

Network Solutions

Network Solutions includes location services systems, network optimization analysis systems, and engineering and consulting services. We are one of two major suppliers of network-based geolocation systems capable of providing wireless operators with the equipment and software necessary to locate wireless callers. We believe our network-based Geometrix® product can exceed the accuracy and reliability requirements set by the FCC for E-911 networks. The system can locate calls that transition between analog and digital sites, as well as calls in which the caller is a subscriber, roamer or non-subscriber. The Geometrix® product can be used with many air interfaces including CDMA, GSM, and UMTS and requires no changes in wireless service and no modifications or replacement of existing handsets. In addition, the system was designed to accommodate a variety of location-based services, such as fleet management, concierge services, mobile commerce, wireless information directories and other security related location dependent services. We have added location technologies such as A-GPS and wireless network location-related elements to our offering as part of the Mobile Location Center (“MLC”). These incremental capabilities enhance Geometrix® to better support commercial and enterprise location service enablement and expand our market reach around the world.

Included in Network Solutions are engineering and consulting services offered under the Comsearch brand. Comsearch is a leading provider of frequency planning and coordination services as well as spectrum management consulting and field engineering services. Our engineering expertise in spectrum sharing, microwave and satellite interconnectivity, and regulatory license administration has enabled us to develop a broad client base of operators, OEMs, broadcast, cable and private industry telecommunications users. Our spectrum sharing software is currently licensed and utilized by major operators and consultants to perform analysis in most domestic markets, and our software for microwave system design and administration is operational in Asia, Europe, North America and South America.

Wireless Innovations

Our Wireless Innovations solutions are used worldwide to extend and enhance the coverage of wireless networks. The products and services this group delivers provide coverage and capacity enhancement directly to the wireless operators and indirectly through OEMs and third-party entities. We offer products as well as a suite of services, including system design, installation, commissioning, monitoring, and full turnkey capability from simple solutions to customized solutions for major infrastructure projects throughout the world. Typical turnkey projects include coverage of highway tunnels, subway and railway systems, shopping centers, airports, convention centers, store fronts, office buildings, campuses and many more applications. Our products support numerous customers, including single operators, shared networks with neutral host operators and public safety wireless networks.

We provide a full line of RF repeaters and optical distribution systems, boosters, and passive components. They can be used as an efficient and low-cost alternative to base stations in areas where coverage is more critical than additional capacity. Our active products have built-in intelligence, facilitating easy setup and optimization to reduce installation costs. They have superior RF and control characteristics which translate to a reduction in customers’ operating expenses. These products can be used for both single and multi-operator applications. The products may be used with any wireless technology and are available in virtually all frequency bands from 70MHz to 2500MHz, for use in public and private wireless communications systems.

We offer a wide array of coverage products consisting of both passive and active components that extend wireless network coverage into buildings and other areas where it is difficult to get wireless reception. Our intelligent optical network distribution product line, ION®, is a customer solution for everything from indoor to urban city center coverage, while the RF repeater line, Node (network optimized distribution element), is used for rural area coverage, suburban communities and as a head-end solution for both passive and active indoor coverage.

We extend our active offering with a complement of passive components including antennas, cable, hybrid couplers, combiners, power splitters, cable taps and termination loads. Our Cell-Max™ antennas are especially designed for in-building use and are omni-directional or directional, single or multi-band to provide high reliability and low cost. Our RADIAX® coaxial cables, connectors and accessories are especially designed and customized for tunnel coverage. RADIAX® is a coaxial cable with slots in the outer conductor that allow for homogenous RF coverage in elongated environments. We also offer small specialty cables that meet stringent fire codes and are flexible enough to bend around corners and over walls for all in-building applications.

International Activities

Our international operations represent a substantial portion of our overall operating results and asset base. Our principal manufacturing facilities outside the United States are located in Brazil, China, Czech Republic, Germany, India, Mexico, and the United Kingdom. Most of our plants ship to international markets.

During fiscal 2007, our sales of products exported from the United States or manufactured abroad were $1,463 million or 67% of total sales compared with $1,217 million or 57% of total sales in fiscal 2006 and $1,095 million or 56% of total sales in fiscal 2005. Our exports from the United States amounted to $57 million in fiscal 2007, $61 million in fiscal 2006, and $72 million in fiscal 2005.

Sales and income on a country-by-country basis can vary considerably year to year. Further information on our international operations is contained in Note 13, Segment and Geographic Information, of the Notes to Consolidated Financial Statements.

Our international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, expropriation, or requirements of local or shared ownership. We believe that the geographic dispersion of our sales and assets, as well as our political risk insurance, mitigate some of these risks.

Marketing and Distribution

Our worldwide sales force is organized into groups that support worldwide OEM customers and regional service provider customers. We support major OEMs with dedicated global account teams focused solely on each OEM. The teams are responsible for all activity with these customers, including global coordination of our relationship with the OEM. The service provider and OEM sales force is organized by region, with teams divided between the Americas; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and China. These regional teams are responsible for all accounts in the region, including the local offices of the worldwide OEMs, local OEMs, service providers, and distributors.

Our satellite communications sales organization promotes our products to service providers, system integrators, OEMs and end users for broadcast, broadband, data and voice applications of satellite communications technology. This sales force is organized under three geographic areas: Americas, EMEA and Asia Pacific.

Our sales force is responsible for relationship management and has a broad range of knowledge of our entire product line. Sales teams are trained to sell all of our products and are familiar with our vast array of technical and physical resources that may be leveraged to solve customers’ problems. For example, when greater product knowledge is needed, the sales teams introduce systems engineers, who work together to satisfy customer needs.

We have a worldwide manufacturing and distribution network. Many of our manufacturing facilities also serve as distribution centers. We have twenty facilities that are exclusively distribution centers, located in thirteen countries around the world. These distribution centers allow us to quickly and efficiently meet the demands of our global and regional customers.

Major Customers

Our largest customers are OEMs and wireless service providers. In fiscal 2007, aggregate sales to the ten largest customers accounted for 55% of total consolidated sales compared to 52% in fiscal 2006 and 54% in fiscal 2005. Sales to Ericsson and Nokia Siemens Networks were 12% and 11% of total sales, respectively, in fiscal 2007. The top 25 customers accounted for 71%, 69%, and 69% of total sales in fiscal 2007, 2006, and 2005, respectively.

Manufacturing Locations

We typically develop, design, fabricate, manufacture and assemble the products we sell. In addition, we utilize contract manufacturers for power amplifiers and certain filter products. Our manufacturing facilities are located worldwide, and each facility shares a company-wide commitment to quality and continuous improvement. We have worked to ensure that our manufacturing processes and systems are based on the quality model developed by the International Organization for Standardization (“ISO”), and that identical management guidelines are used at our different locations to produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. We have 36 manufacturing and distribution locations that have received ISO 9000 certification, the most widely recognized standard for quality management.

Our major manufacturing facilities are as follows:

North America:    Joliet, Illinois is our principal manufacturing facility in the U.S. The Joliet facility manufactures HELIAX® coaxial cable, connectors, cable assemblies, microwave transmission lines, air dielectric cable, and RADIAX® radiating cables. Our primary manufacturing facility relocated from Orland Park to Joliet, Illinois in January 2007 and we are in the process of selling our Orland Park, Illinois manufacturing facility. Our corporate headquarters relocated to a leased facility in Westchester, Illinois in fiscal 2006.

Other U.S. manufacturing facilities include: Forest, Virginia (geolocation systems, power amplifiers), Smithfield, North Carolina (DTH, VSAT antennas), Euless, Texas (steel components), and Norcross, Georgia (base station antennas), which was acquired with EMS in December 2007. In addition, we operate two non-U.S. manufacturing facilities in North America; Whitby, Canada (cable assemblies, earth station and government antennas), and Reynosa, Mexico (microwave, earth station and base station antennas). In fiscal 2007, we closed our Amesbury, Massachusetts and Nogales, Mexico facilities as a result of outsourcing North American-made filter products to a contract manufacturer and transferring production of other products to other North American facilities.

Asia Pacific:    Our Suzhou, China facility manufactures HELIAX® coaxial cable, RADIAX® cable, connectors, accessories, cable assemblies, filters, and base station antennas. We also operate a filter manufacturing facility in Shenzhen, China. Power amplifier products are supplied by a third-party contract manufacturer in China. In fiscal 2007, we completed the construction of a new facility in Goa, India, which manufactures HELIAX® coaxial cable, connectors, cable assemblies, microwave and base station antennas.

Europe:    Our Lochgelly, Scotland facility manufactures HELIAX® coaxial cable, RADIAX® cable, elliptical waveguide and machined components. Our Stratford, England facility manufactures terrestrial microwave antennas. Our principal facility in Brno, Czech Republic manufactures cable assemblies, flexible waveguide and terrestrial microwave antennas. We also operate significant facilities in Agrate and Capriate, Italy (filters), Buchdorf, Germany (repeaters and other wireless innovation products), and Faenza, Italy (fiber optic and in-building coverage systems). In September 2006, we sold our Arad, Romania filter manufacturing facility to a contract manufacturer.

South America:    Our Sorocaba, Brazil facility provides products for the Central and South American markets. This facility manufactures HELIAX® coaxial cable, connectors, accessories, cable assemblies, elliptical waveguide, base station antennas, and terrestrial microwave products.

Raw Materials and Components

Our products are manufactured from both standard components and parts that are built to our specifications by other manufacturers. We use various raw materials such as copper, aluminum and plastics in the manufacture of our products. Copper, which is used to manufacture coaxial cable, represents a significant portion of our costs and, as a result, we are exposed to fluctuations in the price of copper. In order to reduce this exposure, we have negotiated copper purchase contracts with various suppliers to purchase approximately 17% of our forecasted copper requirements for fiscal 2008. As of September 30, 2007, we had contracts to purchase 9.7 million pounds of copper for $32 million. We consider our sources of supply for all raw materials to be adequate and are not dependent upon any single supplier for a significant portion of materials used in our products.

Some of our products include specialized components manufactured by suppliers. We are dependent upon sole suppliers for certain key components for our power amplifier operations. If these sources were not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact our results of operations until another qualified supplier is found. We believe that our supply contracts and our supplier contingency plans mitigate some of this risk.

Research and Development

We believe that the successful marketing of our products depends upon our research, engineering and production skills. Research and development activities are undertaken for new product development and for product and manufacturing process improvement. In fiscal 2007, 2006 and 2005, we spent $111 million, $113 million, and $108 million, respectively, on research and development activities. A substantial amount of the fiscal 2007, 2006 and 2005 research and development activities were focused on base station subsystems products.

Intellectual Property and Intangible Assets

As of September 30, 2007, we had $36 million of intangible assets, net of accumulated amortization, consisting of patents, technology, supply agreements and various other intangible assets that we have acquired through acquisitions. A significant portion of our intangible assets relate to patents, patent applications and related technology acquired with the fiscal 2002 Celiant and fiscal 2003 Allen Telecom acquisitions. Our internally developed intangible assets, such as patents, are not recorded on our balance sheet. Currently, we hold approximately 1,039 active patents, expiring at various times between 2008 and 2028. We attempt to obtain patent protection for significant developments whenever possible. We believe that, while patents and other intangible assets in the aggregate are valuable to our business, we are not materially dependent on any one individual patent or intangible asset.

Competition

We believe that we are a leading global supplier of communications products and systems to the wireless subsystem infrastructure market. As the wireless industry continues to consolidate, we believe that we have the ability to provide total customer solutions, including virtually all components of a wireless base station that are outsourced by OEMs and wireless service providers. This allows us to better meet the performance and cost efficiency requirements of our customers who benefit from the availability of a single source for their entire wireless infrastructure needs. We also believe that we differentiate ourselves by offering superior product quality, service and continual technological enhancement. While we believe that few of our competitors can match our complete product offering, we face several strong competitors that compete with a significant portion of our total product offering. In addition, there are a number of small independent companies that compete with portions of our product lines.

Representative competitors in our five primary product groups are as follows:

Product Group	Representative Competitors
Antenna and Cable Products	RFS, NK, Huber + Suhner, Eupen, CommScope, Amphenol, Powerwave Technologies and Kathrein
Base Station Subsystems	Powerwave Technologies, RFS and Kathrein
Satellite Communications	General Dynamics, Patriot, CalAmp and NJRC
Network Solutions	TruePosition, Qualcomm, Agilent Technologies, Comarco Wireless Technologies and Ericsson TEMS
Wireless Innovations	Powerwave Technologies, LGC Wireless, Comba Telecom Systems, Dekolink Wireless and MobileAccess

Backlog and Seasonality

Our backlog of orders believed to be firm was $304 million and $316 million as of September 30, 2007 and 2006, respectively. Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, we can experience wide quarterly fluctuations in sales and income. These variations are expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

Environment

We are committed to demonstrating the highest standard of global environmental management and achieving environmental best practices. Eleven locations have been awarded certifications for ISO 14001, an international standard for environmental management systems. We continue to seek to improve our environmental management system and practices, including resource conservation and pollution prevention. We engage in a variety of activities to comply with various federal, state and local laws and regulations involving the protection of the environment and believe we are in compliance with relevant statutory requirements. Such environmental statutory requirements include European Union Directives RoHS 2002/95/EC, which restricts of the use of certain hazardous substances, and WEEE 2002/96/EC, which governs material declaration requirements of electrical and electronic equipment. Compliance with such laws and regulations does not currently have a significant effect on our capital expenditures, earnings, or competitive position. We have no knowledge of any environmental condition that might individually or in the aggregate have a material adverse effect on our financial condition.

Employees

At September 30, 2007, we employed 11,251 people, 3,642 of whom were located in the United States. Of these 11,251 people, 1,798 were temporary workers, 259 of whom were located in the United States. As a matter of policy, we seek to maintain good relations with our employees at all locations. From a global, company-wide perspective, we believe we have a good relationship with our employees. Based on our experience, periods of labor unrest or work stoppage have not caused a material impact on our operations or results.

Regulation

Although we are not directly regulated by any single governmental agency in the United States, most of our customers and the telecommunications industry, in general, are subject to regulation by the Federal Communications Commission (FCC). The FCC controls the granting of operating licenses, allocation of transmission frequencies and the performance characteristics of certain products. This regulation has not adversely affected our operations. Outside of the United States, where some of our customers are government-owned and operated entities, changes in government economic policy and communications regulation have affected in the past and may be expected to affect in the future the volume of our non-U.S. business. However, historically these regulations have not been detrimental to our non-U.S. operations taken as a whole.

Certain of our wireless communications products must conform to a variety of domestic, foreign and international regulatory specifications established to, among other things, maintain public safety, avoid interference among users of radio frequencies and permit interconnection of equipment. Regulatory bodies worldwide have adopted and are adopting or revising standards for wireless communications products, which standards may change from time to time. The emergence or evolution of regulations and industry standards for wireless products, through official standards committees or widespread use by service providers, could require us to modify our products.

Our business depends on the availability of radio frequencies to service providers for use in the operation of two-way wireless communications systems. Radio frequencies are subject to extensive regulation under the laws of the United States, foreign laws and international treaties. Each country has different regulations and regulatory processes for wireless communications equipment and uses of radio frequencies. The regulatory environment in which our customers operate is subject to significant change, the results and timing of which are uncertain. The process of establishing new regulations for wireless frequencies and allocating such frequencies to service providers is complex and lengthy. For example, in many countries, it took several years before 3G wireless communications were available to the public because of the need to: (i) determine what frequencies to use for the service; (ii) clear the necessary spectrum of its current users, if necessary; (iii) establish regulations for this new wireless service; (iv) auction the spectrum or otherwise determine the frequency licensees; and (v) build out the necessary infrastructure. Our customers and potential customers may not be able to obtain spectrum licenses for their planned uses of our equipment. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies for such uses in a timely manner could deter potential customers from ordering our products and seriously harm our business.

Unlike calls placed from landline telephones in the U.S., calls for emergency (E-911) assistance from wireless phones historically were not traceable to specific locations in many cases. In response to this public safety issue, the FCC issued a series of orders requiring that service providers implement a system to locate E-911 callers. We offer a network-based system for locating wireless phone users making E-911 calls.

Government Contracts

We do not have material contracts that are subject to renegotiation of profits or termination at the election of any governmental agency.

Available Information

The SEC maintains an internet site, www.sec.gov, through which you may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, as well as amendments to these reports. In addition, we make these reports available free of charge on our internet website, www.andrew.com. We are not including the information on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K.

We maintain a corporate governance page on our website. This website includes, among other items, the Andrew Corporation Governance Principles for the Board of Directors, charters of each committee of the Board, the Andrew Code of Conduct and information regarding our Whistleblower Policy. The corporate governance information can be found at www.andrew.com.

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

Risks Related To Our Business

Deterioration of the wireless infrastructure industry could lead to reductions in capital spending budgets by wireless operators and original equipment manufacturers, which could adversely affect our revenues, gross margins and income.    Our revenues and gross margins depend significantly on the overall demand for wireless infrastructure subsystems products. A reduction in capital spending budgets by wireless operators and OEMs caused by an economic downturn or by other factors could lead to a softening in demand for our products and services, which could result in a decrease in revenues and earnings.

The telecommunications industry has experienced significant consolidation and this trend is expected to continue. Recent examples of this consolidation are Lucent’s merger with Alcatel and AT&T Wireless’ merger with Cingular. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge.    This consolidation has and could continue to result in delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Delays or reductions in wireless infrastructure spending could have a material adverse effect on demand for our products. We depend on several large OEMs and wireless service providers for a significant portion of our business. In fiscal 2007, the top 25 customers accounted for 71% of sales. Any disruption in our relationships with our major customers could adversely affect our sales, operating margins, net income and stock price.

A substantial portion of our manufacturing capacity and business activity is outside the United States. Conducting business in international markets involves risks and uncertainties such as foreign exchange rate exposure and political and economic instability that could lead to reduced international sales and reduced profitability associated with such sales, which would reduce our sales and income.    Approximately 67% of our sales are outside the United States. We anticipate that international sales will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion. Identifiable foreign exchange rate exposures result primarily from currency fluctuations, accounts receivable from customer sales, the anticipated purchase of products from affiliates and third-party suppliers and the repayment of inter-company loans denominated in foreign currencies with our foreign subsidiaries. International business risks also include political and economic instability, tariffs and other trade barriers, longer customer payment cycles, burdensome taxes, restrictions on the repatriation of earnings, expropriation or requirements of local or shared ownership, compliance with local laws and regulations, terrorist attacks, developing legal systems, reduced protection of intellectual property rights in some countries, cultural and language differences, difficulties managing and staffing operations and difficulties maintaining good employee relations. We believe that international risks and uncertainties could lead to reduced international sales and reduced profitability associated with such sales, which would reduce our sales and income.

The competitive pressures we face could lead to reduced demand or lower prices for our products and services in favor of our competitors’ products and services, which could harm our sales, gross margins and prospects.    We face intense competition from a variety of competitors in all areas of our business, and compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If we fail to develop new products and services, periodically enhance our existing products and services, or otherwise compete successfully, it would reduce our sales and prospects. Further, we may have to continue to lower the prices of many of our products and services to stay competitive. If we cannot reduce our costs in response to competitive price pressures, our gross margins would decline.

Our failure to meet the challenges involved in successfully integrating acquisitions or to otherwise realize the anticipated benefits of acquisitions could adversely affect our results of operations.    Over the last several years we have completed numerous acquisitions. While we believe that these acquisitions provide strategic growth opportunities for us, our inability to successfully integrate operations in a timely manner may result in us not realizing the anticipated benefits or synergies of these acquisitions. The integration of companies is a complex, time-consuming and expensive process that could significantly disrupt our business. The anticipated benefits and synergies of acquisitions are based on projections and assumptions, not actual experience, and assume a successful integration. In addition, our ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations or implement workforce reductions and by risks relating to potential unknown liabilities. The challenges involved in successfully integrating acquisitions include: consolidating and rationalizing information systems and manufacturing operations, combining product offerings, coordinating and rationalizing research and development activities, preserving distribution, marketing and other important relationships, maintaining employee morale and retaining key employees, and coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

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

We cannot assure you that the sale of our Satellite Communications business will be completed on terms acceptable to us, or at all.    On May 3, 2007, we announced our intention to sell our Satellite Communications business. On November 6, 2007, we announced that we had entered into a definitive agreement for the sale of our Satellite Communications business to Resilience. We expect the transaction to close by the end of calendar year 2007. Although we have signed a definitive sale agreement, there can be no assurance that all of the conditions to the closing of the sale will be satisfied and, therefore, there can be no assurance that we will complete this divestiture. If we do not complete the intended divestiture, we will have incurred significant transaction expenses and may continue to realize ongoing operating losses in connection with the Satellite Communications business.

As of September 30, 2007, we determined that, as a result of continuing operating losses, lower short-term business prospects as compared to previous forecasts, and, despite significant numbers of initial indications of interest, the low number of remaining substantive bids resulting from our efforts to sell the Satellite Communications business, an indicator of impairment existed in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, we performed a test of the recoverability of the carrying value of the long-lived assets and incurred a non-cash impairment charge in the year ended September 30, 2007 of approximately $32 million to reduce the carrying value of long-lived assets to their estimated fair value. As a result of our agreement to sell our Satellite Communications business to Resilience, we expect to record a non-cash charge to earnings of between $15 million and $20 million in the first quarter of fiscal 2008.

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

We may be liable for enhancement of the damages awarded at trial (up to trebling) plus other costs and lost opportunities in connection with our intellectual property litigation with TruePosition.    On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45 million in damages to TruePosition. As a result of the jury verdict in the case, we have recorded a $45 million pre-tax charge to our earnings in the fourth quarter of fiscal 2007, which is our reasonable estimate of the probable loss if we are not successful with our post-verdict motions and, if necessary, appeal and the jury verdict is not reduced, set aside or overturned. On October 1, 2007, TruePosition filed a motion seeking a permanent injunction and a motion seeking to increase the damages awarded up to trebling the amount as well as the fees and expenses of its counsel. TruePosition may also seek to recover interest on the judgment. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential losses.

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

If we cannot continue to attract and retain highly-qualified people, our revenues, gross margin and income may suffer.    We believe that our future success significantly depends on our ability to attract, motivate and retain highly-qualified management, technical and marketing personnel. The competition for these individuals is intense. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract, motivate and retain qualified employees. We believe our inability to do so could negatively impact the demand for our products and services and consequently our financial condition and operating results.

Our costs and business prospects may be affected by increased government regulation.    We are not directly regulated in the United States, but many of our U.S. customers and the telecommunications industry generally are subject to Federal Communications Commission regulations. In overseas markets, there are generally similar governmental agencies that regulate our customers. We believe that regulatory changes could have a significant negative effect on our business and operating results by restricting our customers’ development efforts, making current products obsolete or increasing competition. Our customers must obtain regulatory approvals to operate certain of our products. Any failure or delay by any of our customers to obtain these approvals would adversely impact our ability to sell our products. The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation or postponement of the deployment of new technologies. These delays could have a material adverse effect on our revenues, gross margins and income.

The Chinese government could delay issuance of anticipated new wireless network licenses.    The Chinese government is planning to issue licenses for its next generation wireless network. The new Chinese network will become the technical standard with which wireless infrastructure will be designed, manufactured and deployed in China. It is anticipated that these licenses will be issued in the next twelve to eighteen months. Additionally, we anticipate an increase in wireless infrastructure spending associated with the build-out of the anticipated new network. Significant delays of license issuance could adversely affect our financial results.

Compliance with European Union environmental directives could be difficult and costly for us.    The European Union has issued directives governing the design of energy-using products, the restriction of the use of certain hazardous substances and the waste (disposal) of electrical and electronic equipment. These directives require companies to change the way they design, manufacture, track and bring new products into the market. Certain products we manufacture and distribute throughout the European Union will need to comply with these directives. If we are not able to comply with these directives, customer shipments and financial results may be adversely affected.

The goodwill balance on our balance sheet is tested annually for possible valuation impairment and any non-cash impairment charges could adversely affect our financial results.    We test our goodwill balance for possible impairment as of July 1 each year, or on an interim basis if circumstances dictate, based on the five reporting units of our business. As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007, we determined that an interim test of the goodwill for Base Station Subsystems was required. We completed our assessment of Base Station Subsystems in the third quarter of fiscal 2007 and, as a result, recorded a non-cash impairment loss of $108 million. We completed our annual assessment of Satellite Communications in the fourth quarter of fiscal 2007 and, as a result, recorded a non-cash impairment loss of $13 million related to goodwill. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the business for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage the underlying business, there is significant judgment in determining the cash flows attributable to these businesses. If actual results are different from our forecasts, future tests may indicate additional impairments of goodwill, and additional non-cash charges, that may adversely affect our results of operations. If, in the course of our annual or interim valuation testing procedures we determine that a portion of the consolidated goodwill balance is impaired, any non-cash charge would adversely affect our financial results.

The manufacture of our power amplifiers and certain of our filter products have been outsourced to companies that specialize in electronics contract manufacturing.    The manufacturing of our power amplifier products has been performed by a leading electronics contract manufacturer for the past several years. Additionally, in September 2006, we announced that we are outsourcing the manufacture of our European and North American-made filters to another leading electronics contract manufacturer. We will continue to manufacture certain filter products at our Shenzhen, China facility. Our use of contract electronics manufacturers increases the risk of product supply disruption and intellectual property misappropriation. Disruption of product supplies could affect customer relationships, sales and profits. Intellectual property misappropriation could affect our competitiveness in power amplifier and certain filter product lines which would depress long-term sales and profits.

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

We may need to renegotiate our credit facility.    As of September 30, 2007, we were in violation of one of our debt covenants, principally due to the $45 million liability recorded in connection with the TruePosition intellectual property litigation and the classification of convertible notes as current liabilities, as the holders of the notes may require us to repurchase the notes in August 2008. We obtained a waiver from the lenders that allows us to utilize the entire $250 million until the earlier of December 31, 2007 or the closing of the proposed CommScope transaction. If the transaction does not close by December 31, 2007, we may need to renegotiate our credit facility with our lenders. We may not be able to obtain additional waivers, if required, or renegotiate our credit facility under terms that are favorable to the company.

Beginning in fiscal 2003, the Sarbanes-Oxley Act of 2002 (the “Act”) has required us to comply with numerous provisions focused on upgraded disclosures and corporate governance, increasing our cost and complexity of being a public company.    Beginning in fiscal 2005, we have been required, pursuant to Section 404 of the Act, to include an internal control report of management in our annual report on Form 10-K. As revised in 2007 by the SEC’s “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” the internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

We acknowledge our responsibility for internal controls over financial reporting and seek to continually improve those controls. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act. We devote significant resources to maintaining our system of internal controls. We believe the inability to implement and maintain adequate internal controls and to comply with Section 404 of the Sarbanes-Oxley Act in future periods could negatively impact investor confidence in the accuracy and integrity of our financial statements.

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

Risks Related to the Pending CommScope Merger

CommScope and we may be required to comply with material restrictions or conditions in order to obtain the regulatory approvals to complete the merger and any delays in obtaining regulatory approvals may delay and possibly prevent the merger.    The merger is subject to review by the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and by certain antitrust authorities outside of the United States. Under the HSR Act, CommScope and we are required to make pre-merger notification filings and await the expiration or early termination of the applicable statutory waiting period prior to completing the merger. CommScope and we each filed a Notification and Report Form pursuant to the HSR Act with the U.S. Department of Justice and U.S. Federal Trade Commission on July 16, 2007. On August 15, 2007, CommScope and we each received requests for additional information (commonly referred to as a “second request”) from the Antitrust Division of the U.S. Department of Justice. The second requests were issued under the notification requirements of the HSR Act. The second requests extend the waiting period imposed by the HSR Act until 30 days after CommScope and we have substantially complied with the second requests, unless that period is extended voluntarily by the parties or terminated sooner by the U.S. Department of Justice. CommScope and we have been cooperating fully with the U.S. Department of Justice.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our primary facilities are manufacturing and distribution centers of which there are over forty locations worldwide. Additionally, we maintain over sixty sales, engineering, and operating offices worldwide. Our corporate headquarters is located in Westchester, Illinois. Our properties are in good condition and are suitable for the purposes for which they are used. All facilities are in operation, with the exception of the following: our Addison, Illinois facility, which we are subleasing; our Amesbury, Massachusetts facility is available for lease; our Nogales, Mexico facility whose lease concludes in December, 2007 was closed as production was transferred to a contract manufacturer or other company facilities; and the Orland Park, Illinois facility which is available for sale.

On August 29, 2005 we entered into a contract to sell our Orland Park, Illinois manufacturing facility and corporate headquarters. We sold a portion of land in Orland Park, Illinois in fiscal 2006. The remaining portion of the contract did not close and we are actively pursuing the sale of the remaining portion of land and building.

The following table lists our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet	Principal Segment
Joliet, Illinois	Leased	690,000	Antenna and Cable Products
Orland Park, Illinois [1]	Owned	591,000	Antenna and Cable Products
Smithfield, North Carolina	Leased	235,000	Satellite Communications
Addison, Illinois [2]	Leased	201,000	Base Station Subsystems
McAllen, Texas	Leased	112,000	Antenna and Cable Products
College Park, Georgia	Leased	103,000	Antenna and Cable Products
Norcross, Georgia	Leased	102,000	Antenna and Cable Products
Richardson, Texas	Owned	100,000	Antenna and Cable Products
Chesire, Connecticut	Leased	95,000	Antenna and Cable Products
Warren, New Jersey	Leased	93,000	Base Station Subsystems
Euless, Texas	Leased	84,000	Antenna and Cable Products
Amesbury, Massachusetts [3]	Leased	78,000	Base Station Subsystems
Forest, Virginia	Owned	75,000	Network Solutions
Ashburn, Virginia	Leased	67,000	Network Solutions
U.S. subtotal		2,626,000
Suzhou, China	Owned	290,000	Antenna and Cable Products
Goa, India	Owned	236,000	Antenna and Cable Products
Shenzhen, China	Leased	191,000	Base Station Subsystems
Reynosa, Mexico	Owned	166,000	Antenna and Cable Products
Sorocaba, Brazil	Owned	152,000	Antenna and Cable Products
Brno, Czech Republic	Leased	150,000	Antenna and Cable Products
Campbellfield, Australia	Leased	133,000	Antenna and Cable Products
Lochgelly, United Kingdom	Owned	132,000	Antenna and Cable Products
Reynosa, Mexico	Owned	113,000	Antenna and Cable Products
Stratford, United Kingdom	Leased	110,000	Antenna and Cable Products
Buchdorf, Germany	Owned	109,000	Wireless Innovations
Whitby, Canada	Owned	94,000	Satellite Communications
Capriate, Italy	Leased	75,000	Base Station Subsystems
Nogales, Mexico [4]	Leased	66,000	Antenna and Cable Products
Agrate, Italy	Owned	64,000	Base Station Subsystems
Non-U.S. subtotal		2,081,000

TOTAL		4,707,000

1.	Orland Park, Illinois facility currently held for sale as of September 30, 2007.
2.	Addison, Illinois facility lease expired in October 2007; the facility is subleased as of September 30, 2007.
3.	Amesbury, Massachusetts facility is available for sublease as of September 30, 2007.
4.	Nogales, Mexico lease expires in December 2007; production relocated in fiscal 2007 to other facilities.

We own approximately 396 acres of land. Our owned manufacturing, distribution and test range facilities are located on this land. Of this total, approximately 200 acres are unimproved, including 98 acres in Ashburn, Canada, used for operations of the Whitby, Canada facility and 48 acres in Caddo Mills, Texas, used as a test range.

Item 3.  Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that Andrew’s sale of certain mobile location products to a customer located in the Middle East infringed a TruePosition patent. Mobile location systems installed in wireless networks are used to determine the position of mobile devices. The complaint sought, among other things, injunctive relief and unspecified monetary damages.

On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45 million in damages to TruePosition. We believe the verdict is in error and we will seek to have it reversed. The jury’s verdict, including the damage award, is subject to the outcome of various post-verdict motions that we are currently pursuing. In addition, the judge presiding over the case has not ruled on our equitable claims of equitable estoppel, unclean hands and implied license. We have presented those claims to the judge as part of the post-trial submissions. In the event that we are unsuccessful in having the verdict set aside by the trial court, we intend to appeal.

On October 1, 2007, TruePosition filed a motion seeking a permanent injunction. On the same day, TruePosition also filed a motion seeking to increase the damages awarded, up to trebling the amount as well as the fees and expenses of its counsel. TruePosition may also seek to recover interest on the judgment. However, we believe the damages awarded are inappropriate, as would be any increase, any award of interest, fees or expenses or the issuance of an injunction.

As a result of the jury verdict in the case, we recorded a $45 million pre-tax charge to earnings in the fourth quarter of fiscal 2007, which is our reasonable estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential losses.

At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. We were awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer, for approximately two thousand additional cell sites. The jury verdict includes claims related to all such cell sites, including those already installed and those to be installed. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other Andrew Geometrix® customer installations that use different mobile location technologies are not impacted.

We are also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of our business. We do not believe that such other litigation, if adversely determined, would have a material effect on our business, financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters that required a vote of security holders during the three months ended September 30, 2007.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol ANDW. As of the close of business on November 15, 2007, we had 3,842 holders of common stock of record.

Information concerning our stock price during fiscal 2007 and 2006 is included in Note 14, Selected Quarterly Financial Information (Unaudited), of the Notes to Consolidated Financial Statements. All prices represent high and low daily closing prices as reported by NASDAQ.

We have never paid a dividend on our common stock. It is the present practice of our Board of Directors to retain earnings in the business to finance our operations and investments, and we do not anticipate payment of cash dividends on common stock in the foreseeable future.

Since fiscal 1997, our Board of Directors has authorized us to repurchase up to 30.0 million common shares. As of September 30, 2007 we had repurchased approximately 24.6 million shares. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by our management. Included in the 24.6 million shares repurchased are 2.0 million shares repurchased in the first and second quarters of fiscal 2007 for $20.4 million. No shares were repurchased during the third or fourth quarters of fiscal 2007.

The table below lists our repurchases of shares of common stock during fiscal 2007:

Fiscal 2007	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Shares Available for Repurchase
December 1 to December 31	1,000,000	$10.09	1,000,000	6,389,568
March 1 to March 31	1,000,000	$10.34	1,000,000	5,389,568
Total	2,000,000		2,000,000

Company Performance

This graph shows a five-year comparison of cumulative total returns for Andrew, the Standard & Poor’s (S&P) MidCap 400 Index, and the S&P Communications Equipment Index. The graph assumes an investment of $100 on September 30, 2002 and the reinvestment of dividends.

	Cumulative Total Return
	9/02	9/03	9/04	9/05	9/06	9/07
Andrew Corporation	$100	$184	$187	$170	$141	$211
S&P MidCap 400	100	127	149	182	194	230
S&P Communications Equipment	100	162	187	213	232	283

Item 6.  Selected Financial Data

Andrew Corporation

Five-Year Financial Highlights Summary

(In thousands, except per share data)

	2007		2006	2005	2004[1]	2003[1]
Sales	$2,195,113		$2,146,093	$1,961,234	$1,828,362	$1,011,741
Gross profit	470,543		473,379	436,788	443,275	272,262
Income (loss) from continuing operations before income taxes[2]	(129,122	) [4]	69,108	63,179	42,302	20,633
Income (loss) from continuing operations	(162,822)		(34,290)[3]	38,858	28,897	17,041

Net income (loss)	(162,822)		(34,290)	38,858	28,897	13,857
Preferred stock dividends	—		—	232	707	6,459
Net income (loss) available to common shareholders	(162,822)		(34,290)	38,626	28,190	7,398
Basic and diluted income (loss) from continuing operations per share	$(1.04)		$(0.22)	$0.24	$0.18	$0.10
Basic and diluted loss from discontinued operations per share	$—		$—	$—	$—	$(0.03)
Basic and diluted net income (loss) per share	$(1.04)		$(0.22)	$0.24	$0.18	$0.07

Current assets	$1,250,488		$1,153,021	$1,076,940	$992,888	$894,389
Goodwill and intangible assets, less amortization	836,904		929,871	918,836	928,871	910,529
Total assets	2,350,533		2,408,921	2,313,679	2,239,715	2,074,235
Current liabilities	898,954	[5]	567,886	438,268	383,360	276,623
Long-term obligations	69,041	[5]	333,760	324,859	339,232	375,305
Total equity	$1,382,538		$1,507,275	$1,550,552	$1,517,123	$1,422,307

1.	The results for fiscal 2003 and subsequent years include the July 2003 acquisition of Allen Telecom, which also resulted in the increase in sales in fiscal 2004.
2.	Pre-tax amortization expense of intangible assets included in fiscal 2007, 2006, 2005, 2004, and 2003 was $17.2 million, $19.0 million, $22.1 million, $37.6 million, and $19.0 million respectively.
3.	Includes a non-cash valuation allowance for deferred tax assets of $83.4 million, a gain on the sale of land for the Orland Park, Illinois facility of $9.0 million, merger costs of $13.5 million and a pension termination gain of $14.2 million.
4.	Includes non-cash asset impairment charges of $150.7 million and litigation accrual of $45.3 million for the TruePosition intellectual property litigation.
5.	Increase in current liabilities and decrease in long-term obligations is primarily due to classification of the $240 million convertible notes as current, due to an option by the holders to redeem the notes in August 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. (Risk Factors) in this annual report on form 10-K.

Overview

We are engaged in the design, manufacture, and supply of communications equipment, services, and systems for global communications infrastructure markets. Our products are used in the infrastructure for traditional wireless networks, third generation (3G) technologies, voice, data, video and internet services, as well as applications for microwave and satellite communications, and other specialized applications. We operate in two groups comprised of five reportable segments: our Antenna and Cable and Satellite Communications segments comprise our Antenna and Cable Products Group and our Base Station Subsystems, Network Solutions, and Wireless Innovations segments comprise our Wireless Network Solutions Group. With the exception of Satellite Communications, all of our operating segments sell products and services to the wireless infrastructure market.

Our financial results are influenced by factors in the markets in which we operate and by our ability to successfully execute our business strategy. Marketplace factors include competition for customers, raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, patent and intellectual property issues, litigation results and legal and regulatory developments. We expect that the marketplace environment will remain highly competitive. Our ability to execute our business strategy successfully will require that we meet a number of challenges, including our ability to accurately forecast sales demand and calibrate our manufacturing to such demand, develop, manufacture and successfully market new and enhanced products and product lines, control overhead spending, successfully integrate acquired businesses, and attract, motivate and retain key personnel to manage our operational, financial and management information systems.

On November 6, 2007, we announced that we had entered into a definitive agreement for the sale of our Satellite Communications business to Resilience Capital Partners (“Resilience”). We expect the transaction to close by the end of calendar year 2007.

In fiscal 2007, we acquired EMS Wireless (“EMS”), a division of EMS Technologies, Inc., a major designer and manufacturer of base station antennas based in Norcross, Georgia. In fiscal 2006, we completed a number of acquisitions. We acquired Skyware Radio Systems GmbH (“Skyware”), a German manufacturer of electronic products for broadband satellite communications networks and Precision Antennas Ltd. (“Precision”), a Stratford, England-based designer and manufacturer of microwave antennas for use in carrying point-to-point radio signals, primarily for cellular network backhaul. We also acquired CellSite Industries (“CSI”), a provider of wireless equipment repair services. We believe the acquisition of CSI provides us with a lower cost platform for warranty and repair services.

On June 26, 2007, we entered into a definitive merger agreement with CommScope, Inc. (“CommScope”). Under the terms of the agreement, each share of Andrew common stock will be converted into the right to receive $15.00, comprised of $13.50 per share in cash and an additional $1.50 per share in either cash, CommScope common stock, or a combination of cash and CommScope common stock totaling $1.50 per share, at CommScope’s election. The merger agreement contains termination rights for both CommScope and Andrew. Under certain circumstances, including if our board of directors recommends a superior proposal to our stockholders and the merger agreement is terminated as a result thereof, we would be required to pay CommScope a termination fee of $75 million. Following the close of the transaction, Andrew will become an indirect wholly-owned subsidiary of CommScope. The merger is subject to regulatory and governmental reviews in the United States and elsewhere, as well as approval by Andrew’s shareholders.

Results of Operations

Our sales for fiscal 2007 were $2,195 million, an increase of 2% from fiscal 2006. The sales increase resulted from incremental year-over-year sales from recent acquisitions of approximately $49 million, a favorable foreign exchange impact of approximately $57 million, and increased organic sales growth of microwave and base station antennas. These sales increases were offset by sales declines in Base Station Subsystems and Satellite Communications products. Wireless infrastructure capital investment continued to grow in fiscal 2007 across all major geographic regions except for North America, which was impacted by a reduction in spending by two key customers of over $200 million compared to fiscal 2006. The fundamental sources of wireless infrastructure and network growth include increased minutes of usage, increased use of data applications, and the global growth of wireless subscribers. Sales for fiscal 2006 were $2,146 million, an increase of 9% from fiscal 2005. The sales increase resulted from higher sales in Antenna and Cable Products and Base Station Subsystems offset by an expected sales decline in Network Solutions.

Our top 25 customers accounted for 71% of our sales in fiscal 2007 compared to 69% of sales in both fiscal 2006 and 2005. Major OEMs accounted for 44% of our sales in fiscal 2007 compared to 39% in fiscal 2006 and 2005. Ericsson and Nokia Siemens Networks accounted for 12% and 11% of our sales, respectively, in fiscal 2007. No single customer accounted for more than 10% of sales in fiscal 2006. In fiscal 2005, Cingular Wireless accounted for 11% of total sales.

Gross profit margin was 21.4% in fiscal 2007, a decrease of 70 basis points from our fiscal 2006 gross profit margin of 22.1%, due mainly to a geographic mix shift in sales and approximately $16 million of costs associated with our transition to new cable and antenna manufacturing facilities in Joliet, Illinois and Goa, India. Gross profit margins decreased slightly from 22.3% in fiscal 2005 to 22.1% in fiscal 2006 due primarily to higher commodity costs, especially copper, and a decrease in Network Solutions margin contribution resulting from the completion of United States (“U.S.”) E-911 upgrade installations.

Operating expenses were $586 million in fiscal 2007. Included in operating expenses were $151 million of non-cash asset impairments to reduce goodwill and other long-lived assets to their fair value, including $108 million of goodwill and $7 million of capitalized software for Base Station Subsystems, $32 million for Satellite Communications goodwill, intangibles and long-lived assets, and $4 million of intangible assets and a product license for Network Solutions. Also included in fiscal 2007 operating expenses were $51 million of litigation expenses related to our intellectual property litigation with TruePosition, including a $45 million jury award and $6 million of external legal costs, and $2 million of expenses related to the merger agreement with CommScope. Sales and administrative expenses were $250 million or 11.4% of sales in fiscal 2007 compared to $255 million or 11.9% of sales in fiscal 2006 primarily due to decreased incentive compensation accruals. Research and development expense was $111 million compared to $113 million in fiscal 2006. Operating expenses were $390 million in fiscal 2006, or 18.2% of sales, compared with $359 million in fiscal 2005, or 18.3% of sales. Operating expenses increased $31 million compared to fiscal 2005 due primarily to higher sales and administrative costs, which increased from 11.4% of sales in fiscal 2005 to 11.9% of sales in fiscal 2006. Research and development expenses increased $5 million in fiscal 2006 versus fiscal 2005, but decreased as a percentage of sales from 5.5% in fiscal 2005 to 5.3% in fiscal 2006. We recorded a gain on the sale of assets of $6 million and $8 million in fiscal 2007 and 2006, respectively. We recorded a loss on the sale of assets of $1 million in 2005.

Income tax expense was $34 million in fiscal 2007, $103 million in fiscal 2006 and $24 million in fiscal 2005. The increase in income tax expense in fiscal 2006 was primarily due to the establishment of a valuation allowance against U.S. deferred tax assets. In fiscal 2007, we recorded tax expense in international jurisdictions where we are profitable, while we did not record a tax benefit for losses incurred in the U.S. and other jurisdictions where cumulative losses in recent years have resulted in a determination that it is more likely than not that we will not realize those benefits in future periods.

Diluted loss per share was $1.04 in fiscal 2007 and $0.22 in fiscal 2006, compared to earnings per share of $0.24 in fiscal 2005.

Sales for our five operating segments for the last three fiscal years were as follows:

Dollars in millions	2007	% change	2006	% change	2005
Antenna and Cable Products
Antenna and Cable	$1,412	13%	$1,248	19%	$1,050
Satellite Communications	104	(15)%	122	(13)%	140
Total Antenna and Cable Products	1,516	11%	1,370	15%	1,190
Wireless Network Solutions
Base Station Subsystems	404	(20)%	505	13%	446
Network Solutions	87	(4)%	91	(42)%	157
Wireless Innovations	188	4%	180	7%	168
Total Wireless Network Solutions	679	(13)%	776	1%	771
Total Sales	$2,195	2%	$2,146	9%	$1,961

Sales by Segment

Antenna and Cable sales were $1,412 million in fiscal 2007, a 13% increase from fiscal 2006. Strong microwave antenna, base station antenna and coaxial cable sales, including incremental year-over-year sales increases of $15 million from the April 2006 acquisition of Precision and $25 million from the December 2007 EMS acquisition, were partially offset by lower sales of cable assemblies and accessories and a decrease in field services. In fiscal 2007, the Europe, Middle East and Africa (“EMEA”), Asia Pacific, and Latin America regions had strong sales growth, compared to fiscal 2006, partially offset by lower sales in North America. Sales were $1,248 million in fiscal 2006, an increase of 19% from fiscal 2005, due to growth in all geographic markets. The largest growth areas, in terms of sales dollars contributed, were the EMEA region followed by Asia-Pacific and North American regions. The largest product line sales increases were in the coaxial cable and microwave antenna product lines. The increase in EMEA sales was also the result of our acquisition of Precision Antenna, Ltd. in April 2006, which contributed $39 million of revenues in fiscal 2006.

Satellite Communications’ sales were $104 million in fiscal 2007, a decrease of 15% from fiscal 2006. The primary decrease was in direct-to-home products in the North America region. Sales were $122 million in fiscal 2006, a decrease of 13% compared to fiscal 2005. Sales gains in earth station electronics and very small aperture antennas were offset by sales decreases in consumer broadband, earth station antenna and mobile antenna products. The earth station electronics increase in sales was the result of the February 2006 Skyware acquisition. The decrease in mobile antenna products was the result of Andrew exiting that business in fiscal 2005.

Base Station Subsystems’ sales were $404 million in fiscal 2007, a decrease of 20% from fiscal 2006. Decreased sales of filters and power amplifiers, primarily in the U.S. from two key customers, were partially offset by approximately $9 million of incremental year-over-year sales from the acquisition of CSI in May 2006. Base station sales decreases in the North America and EMEA regions were partially offset by increased sales in the Asia Pacific region. Sales were $505 million in fiscal 2006, an increase of 13% from fiscal 2005, primarily due to higher filter and power amplifier sales in North America, which was offset by decreased sales in EMEA.

Network Solutions’ sales were $87 million in fiscal 2007, a decrease of 4% from fiscal 2006. The decline in sales was due to lower geolocation product sales and maintenance contract renewals, primarily in the North America market, partially offset by increased sales of geolocation products in the Middle East and increased service revenue. Sales decreased $67 million in fiscal 2006, or 42%, versus fiscal 2005 due primarily to a decline in North American geolocation installations, as major U.S. service providers completed their E-911 equipment upgrades that were mandated by the U.S. government. Additionally, if we are unsuccessful in our appeal of the TruePosition litigation ruling, our sales of geolocation products may be adversely affected.

Wireless Innovations’ sales were $188 million in fiscal 2007, an increase of 4% from fiscal 2006. Increased repeater product sales were partially offset by decreased project revenue. In fiscal 2007, higher Asia Pacific and North America sales were partially offset by sales decreases in the EMEA region, as compared to fiscal 2006. Sales were $180 million in fiscal 2006, up 7% from fiscal 2005, due to increased RADIAX® sales and repeater product sales primarily in North America and EMEA, both of which have experienced increased demand for greater wireless communication coverage in densely populated urban areas.

Sales by Major Geographic Region

Dollars in millions	2007	% change	2006	% change	2005
Americas	$954	(16)%	$1,140	6%	$1,077
Europe, Middle East, Africa (EMEA)	814	20%	681	8%	631
Asia Pacific	427	31%	325	28%	253
Total sales	$2,195	2%	$2,146	9%	$1,961

Sales in the Americas decreased 16% in fiscal 2007 compared to fiscal 2006 due to decreases across all segments except Wireless Innovations. Sales to two key customers in North America decreased over $200 million year-over-year; this was partially offset by increases in sales in Latin America, increased repeater sales, and sales from the acquisition of EMS in December 2006. Sales in the Americas increased 6% in fiscal 2006 compared to fiscal 2005 due to strong growth in antenna and cable products, power amplifiers and filter sales which were offset by sales decreases in geolocation equipment and satellite products.

EMEA sales were $814 million in fiscal 2007, an increase of 20% from fiscal 2006, due to increased Antenna and Cable sales as well as the completion of the initial phase of a significant Middle East geolocation project, partially offset by decreased Base Station Subsystems and Wireless Innovation sales. EMEA sales increased 8% in fiscal 2006 compared to fiscal 2005 due to strong Antenna and Cable sales, primarily resulting from the acquisition of Precision, offset by lower sales of Base Station Subsystems sales.

Asia Pacific sales increased 31% in fiscal 2007 compared to fiscal 2006, primarily due to increased sales of Antenna and Cable and Base Station Subsystems products. Sales increased 28% in fiscal 2006 compared to fiscal 2005 due to increased Antenna and Cable sales, primarily in India, Indonesia and China.

Gross Profit

Gross profit as a percentage of sales was 21.4% in fiscal 2007, 22.1% in fiscal 2006, and 22.3% in fiscal 2005. Over the past three years, rising commodity costs, specifically copper, changing product mix and geographic sales mix were significant factors that have adversely impacted our gross profit. The price of copper has increased over 100% over the past two years. We have seen a decrease in higher-margin geolocation sales as U.S. service providers have implemented and completed E-911 upgrade installations, partially offset by lower-margin international geolocation sales. In addition, gross profit margin decreased in fiscal 2007, due to approximately $16 million of costs incurred to relocate to two new facilities in Joliet, Illinois and Goa, India. Other major factors that have contributed to the decline in gross margin over the past three years are continued price pressure, and higher prices of aluminum, petro chemicals and other commodities. In the last three years, we have experienced significant variability in new lower-margin products and services which have put downward pressure on our gross profit margin percentages.

Gross Profit By Segment

Gross profit margins vary across our operating segments. Generally, Network Solutions’ and Wireless Innovations’ gross profit margin percentages are above the corporate average.

Network Solutions’ fiscal 2007 gross margin decreased 1080 basis points from fiscal 2006. The lower margin was due to decreased volume and a change in the geographic mix of sales, as higher-margin U.S. geolocation sales were partially replaced with less-profitable international geolocation sales in fiscal 2007. Gross margin decreased by 680 basis points in fiscal 2006 versus 2005. Combined with lower fiscal 2006 revenues, Network Solution’s fiscal 2006 gross profit dollar contribution decreased 51% or $45 million versus fiscal 2005.

Wireless Innovations’ gross margin increased 330 basis points in fiscal 2007 compared to fiscal 2006, due to strong repeater product sales. Gross margin increased in fiscal 2006 by 160 basis points versus fiscal 2005, primarily due to higher sales of higher-margin RADIAX® cable and repeater products.

Antenna and Cable’s gross margin was slightly below the corporate average at 20.9% for fiscal 2007, primarily due to increased commodity costs and approximately $16 million of costs to relocate to new manufacturing facilities in Joliet, Illinois and Goa, India. These increased costs were partially offset by increased production efficiencies in the new facilities. In fiscal 2006, gross margin was consistent with the corporate average rate of 22.0%, but declined slightly by 10 basis points versus fiscal 2005, due to higher raw material costs. We use commodities such as copper and petrochemicals in the manufacture of our cable products. The most significant of these commodities is copper. The market price of copper has increased from $1.79 per pound as of September 30, 2005 to $3.70 per pound as of September 30, 2007, an increase of 107% over the two year period. We took steps to mitigate the impact of rising copper prices by implementing a copper surcharge and price increase program in fiscal 2006 with all customers in all markets. Implementation of this copper surcharge and price increase program enabled us to partially offset the large increase in the cost of copper. To mitigate some of the fluctuation in copper prices, we buy copper on a forward purchase contract basis for a portion of our projected needs. Additionally, our cable sales in international markets, as a percentage of total sales, have increased in each of the last three years. This has negatively impacted our overall gross margins as certain international service providers generally use smaller-diameter, lower-margin cable in their networks.

Base Station Subsystems is comprised of active components such as filters and power amplifiers that carry a lower gross margin than the overall corporate average. Base Station Subsystems’ gross margins decreased 340 basis points in fiscal 2007 compared to fiscal 2006, due to decreased overall sales volumes, higher inventory reserves for slow moving products and a less favorable product mix. Margins increased in fiscal 2006 compared to fiscal 2005, primarily due to decreased warranty and product recall costs. Additionally, we transitioned considerable filter production to our China facility and, in fiscal 2006, we experienced positive results from this transition.

Satellite Communications is our lowest gross profit margin segment. In fiscal 2007, gross margin increased 260 basis points from fiscal 2006 due to a sales reduction in lower margin DTH products. In fiscal 2006, margins in this segment decreased 560 basis points versus fiscal 2005, primarily due to higher per-unit manufacturing costs of our DTH satellite products, additional costs related to a long-term customer contract and transition costs related to our acquisition of Skyware.

Research and development (“R&D”) expenses were $111 million in fiscal 2007, a decrease of approximately $2 million from fiscal 2006. Lower R&D spending for Base Station Subsystems and Network Solutions was partially offset by increased R&D costs in the other segments. R&D expenses were 5.1% of sales in fiscal 2007, 5.3% of sales in fiscal 2006, and 5.5% of sales in fiscal 2005. While research and development expenses decreased as a percentage of sales, they increased $5.1 million in fiscal 2006, or 4.8% from fiscal 2005. The majority of our research and development spending over the last three years has been focused on our active electronic components, especially amplifiers, filters and repeaters and related products. We have continued to invest heavily in the development of new products, specifically our base station antenna and repeater products.

Sales and administrative expenses as a percentage of sales were 11.4% in fiscal 2007, 11.9% in fiscal 2006, and 11.4% in fiscal 2005. Sales and administrative expense decreased $5 million in fiscal 2007 compared to fiscal 2006, primarily due to decreased incentive compensation expense. In fiscal 2006, sales and administrative costs increased $32 million, or 14.5%, from fiscal 2005. Factors causing this increase were higher sales expenses to support sales growth in emerging markets and the growing direct-to-carrier sales channels, higher administrative costs of recent acquisitions that had not been fully integrated, and $4 million of incremental stock option expense.

Intangible amortization was $17 million in fiscal 2007, $19 million in fiscal 2006 and $22 million in fiscal 2005. Intangible amortization is primarily related to identifiable intangible assets acquired in the Allen Telecom and Celiant acquisitions. The decrease in intangible amortization in fiscal 2007, 2006 and 2005 was due to the full amortization of certain intangible assets acquired in these acquisitions. Excluding any new acquisitions, we expect that intangible amortization will decrease to approximately $7 million in fiscal 2008 as more intangible assets become fully amortized.

Restructuring expenses were $10 million in fiscal 2007, $8 million in fiscal 2006, and $5 million in fiscal 2005. These costs are primarily severance and other costs associated with integrating our acquisitions, streamlining operations, and other cost-cutting initiatives. The expense during fiscal 2007 related to the following segments: Base Station Subsystems, $7 million; Antenna and Cable, $2 million; and unallocated sales and administrative and other segments, $1 million. The majority of the Base Station Subsystems expense resulted from the downsizing of our filter operations in Italy and Mexico. The other expenses were primarily due to cost cutting initiatives to reduce headcount in specific departments. We believe that the outsourcing of filter production and the shifting of production to our low-cost China facility, as well as reduced overhead costs associated with these headcount reductions, will increase the future profitability of Base Station Subsystems. We currently estimate the annual benefit from these cost savings to be approximately $2 million, which we began to realize in the third quarter of fiscal 2007. In fiscal 2006, we incurred $2 million of severance costs as part of a plan to reorganize our management and operating groups, in addition to other cost-cutting initiatives during the year.

Merger costs were $2 million in fiscal 2007, consisting of legal and other external costs associated with our pending merger with CommScope. Merger costs were $13 million in fiscal 2006 due to a $10 million fee to terminate our proposed merger with ADC Telecommunications, Inc. and other legal and professional costs related to the merger agreement. .

Litigation expenses were $51 million in fiscal 2007. These costs relate to external legal expenses and a $45 million accrual of the unfavorable judgment in the intellectual property litigation with TruePosition.

Asset impairment charges were $151 million in fiscal 2007, consisting of non-cash asset impairments recorded to reduce goodwill and other long-lived assets to fair value, including $108 million of goodwill and $7 million of capitalized software costs for Base Station Subsystems, $32 million for Satellite Communications goodwill, intangible and long-lived assets, and $4 million of intangible assets and a product license for Network Solutions. In fiscal 2006, asset impairment charges were $4 million for impaired software costs that were capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalized software impairment charges are for products that we no longer emphasize and for which the future undiscounted cash flows no longer support the asset’s carrying value.

Pension termination gain was $14 million in fiscal 2006 as a result of eliminating pension obligations due to the termination of the frozen Allen Telecom defined benefit plan. In fiscal 2005, we initiated the process of terminating the frozen defined benefit plan assumed as part of the Allen Telecom acquisition. We fully funded and terminated the plan during fiscal 2006 when we purchased a non-participating group annuity contract from John Hancock Life Insurance Company for all participants of the Allen Telecom plan. In fiscal 2006, we made additional contributions of $9 million to fully fund the plan.

Gain (loss) on the sale of assets was a gain of $6 million in fiscal 2007, a gain of $8 million in fiscal 2006, and a loss of $1 million in fiscal 2005. The fiscal 2007 gain was primarily the result of the fee we received from the cancellation of the sale of land in Orland Park, Illinois, and the sale of our broadband cable product line. The gain in fiscal 2006 was primarily the result of the $9 million gain on the sale of a portion of land at our Orland Park, Illinois facility. In fiscal 2005, we recorded a loss of $1 million from the sale and disposition of certain manufacturing assets. See Note 4, Sale of Assets, in the Notes to Consolidated Financial Statements.

Operating income (loss) was a loss of $115 million in fiscal 2007, and income of $83 million and $78 million in fiscal 2006 and 2005, respectively. We use operating income as our internal measurement of segment profit and loss. Operating income (loss) by operating segment for the last three years is as follows:

Dollars in millions	2007	2006	2005
Antenna and Cable Products
Antenna and Cable	$216	$194	$162
Satellite Communications	(50)	(18)	(6)
Total Antenna and Cable Products	166	176	156
Wireless Network Solutions
Base Station Subsystems	(147)	(7)	(33)
Network Solutions	(46)	10	61
Wireless Innovations	42	35	31
Total Wireless Network Solutions	(151)	38	59
Items not included in segments
Unallocated sales and administrative costs	(113)	(121)	(114)
Intangible amortization	(17)	(19)	(22)
Merger costs	(2)	(13)	—
Pension termination	—	14	—
Gain (loss) on sale of assets	2	8	(1)
Total operating income (loss)	$(115)	$83	$78

For purposes of internal management reporting, we do not allocate costs that benefit more than one operating segment. Costs such as finance, accounting, human resources, information systems, legal and executive management are not allocated to operating segments. The only sales and administrative expense that is allocated to operating segments is the cost of our global sales force, which sells all of our products.

Antenna and Cable’s operating income has increased over the last three years due to sales growth partially offset by declining gross profit margins.

Base Station Subsystems’ operating loss in fiscal 2007 was due to lower sales and gross profit margins, and the asset impairment charges of $108 million for goodwill and $7 million for capitalized software costs. Operating loss decreased in fiscal 2006 compared to fiscal 2005, primarily due to increased direct-to-carrier revenues, lower warranty costs and higher margins resulting from the transition of substantial filter manufacturing operations to China. In fiscal 2005, Base Station Subsystems’ operating loss was a result of higher warranty costs, a decrease in filter margins and costs associated with moving filter production to China.

Network Solutions’ operating loss in fiscal 2007 was primarily the result of a $45 million accrual for the TruePosition intellectual property litigation, $3 million of asset impairments and continued decreases in North American geolocation sales. Operating income decreased in fiscal 2006 compared to fiscal 2005, as geolocation sales decreased as a result of the anticipated decline in North American geolocation installations. Continuing a trend from fiscal 2005, most U.S. service providers have substantially completed their E-911 equipment upgrades in fiscal 2006 that were mandated by the U.S. government.

Wireless Innovations’ operating income has continued to grow as this segment’s sales have increased over the last three years. Profit resulting from higher sales volume was partially offset by increased R&D expenses.

Satellite Communications’ operating loss in fiscal 2007 included $32 million of asset impairment charges and an $18 million loss from operations. The fiscal 2007 $18 million loss from operations was consistent with fiscal 2006. Operating loss increased in fiscal 2006 compared to fiscal 2005, due to decreased sales and higher cost of sales due to higher per-unit manufacturing costs of DTH satellite products, additional costs related to a long-term customer contract and transition costs related to our acquisition of Skyware.

Unallocated sales and administrative costs were $113 million in fiscal 2007, a decrease of $8 million from fiscal 2006, primarily due to a decrease in incentive compensation expense. Unallocated sales and administrative costs increased in fiscal 2006 compared to fiscal 2005, due to higher administrative costs of recent acquisitions that had not been fully integrated and $4 million of incremental stock option expense. Unallocated sales and administrative costs have decreased as a percentage of sales from 5.7% in fiscal 2005 to 5.6% of sales in fiscal 2006, and 5.1% in fiscal 2007.

Other expenses primarily consist of interest expense, interest income and foreign exchange gains and losses. Other expenses were $14 million in fiscal 2007, 2006, and 2005. Interest expense was $18 million in fiscal 2007, $15 million in fiscal 2006 and $15 million in fiscal 2005. The largest portion of our interest expense was related to the $240 million of convertible notes issued in August 2003 and the long-term debt assumed from Allen Telecom. Interest income was $6 million in fiscal 2007, $6 million in fiscal 2006, and $5 million in fiscal 2005. Interest income in fiscal 2005 included $2 million of interest received from a favorable resolution of certain tax-related matters. Other expenses were $2 million in fiscal 2007, $5 million in fiscal 2006, and $4 million in fiscal 2005. The majority of other expenses were foreign exchange gains and losses. The foreign exchange losses in fiscal 2007, 2006, and 2005 were primarily due to movements in the British pound, Euro, and Indian rupee against the U.S. dollar.

Income tax expense was $34 million, $103 million and $24 million in fiscal 2007, 2006 and 2005, respectively, and as a percentage of pre-tax income (loss) from continuing operations was (26.1)% in fiscal 2007, 149.6% in fiscal 2006, and 38.5% in fiscal 2005. The negative income tax rate for fiscal 2007 results from the inability to book net tax benefits for losses in the U.S. and other jurisdictions to offset the tax expense recorded on income in jurisdictions where we have been historically profitable. Income tax expense for fiscal 2006 was higher than the statutory rate due to an $83.4 million charge to establish a full valuation allowance against our net U.S. deferred tax assets and the establishment of valuation allowances for the tax benefits associated with losses incurred in certain states and foreign jurisdictions which offset the favorable impact of foreign earnings taxed at lower statutory rates and a $5 million tax benefit from repatriation of foreign subsidiary earnings under the American Jobs Creation Act of 2004. The effective tax rate for fiscal 2005 was higher than the statutory rate due to an unfavorable geographic mix shift of earnings and the establishment of valuation allowances for tax benefits associated with state and foreign losses.

Our effective tax rate is materially affected by the level of pre-tax income or loss generated in the U.S., the earnings mix in foreign countries where the statutory rates are higher or lower than the federal statutory rate, and by changes in tax laws. To the extent we are able to generate taxable income in the U.S. or other jurisdictions in which we have recorded valuation allowances against our deferred taxes, our tax provision will be reduced due to reductions of the valuation allowance as our deferred tax assets are utilized. We are subject to examination of our tax filings by the Internal Revenue Service and other taxing authorities. We regularly review and assess the potential outcome of these examinations to determine the adequacy of our tax reserves.

Net income (loss) available to common shareholders was a loss of $163 million and $34 million in fiscal 2007 and 2006, respectively. Net income available to common shareholders was $39 million in fiscal 2005 and includes preferred stock dividends of $0.2 million. As part of the Allen Telecom acquisition, we issued shares of convertible preferred stock, issuing one share for each share of Allen Telecom convertible preferred stock. In fiscal 2005, we converted all remaining convertible preferred shares into Andrew common shares.

Liquidity and Capital Resources

We generated $57 million of cash from operations in fiscal 2007, despite the significant loss from operations. Cash and cash equivalents were $155 million at September 30, 2007, a decrease of $15 million from September 30, 2006. Working capital was $351 million at September 30, 2007, compared to $585 million at September 30, 2006. The significant decrease in working capital is due to the classification of our $240 million convertible subordinated notes as current liabilities on the balance sheet as of September 30, 2007, as the holders of the notes may require us to repurchase the notes in August 2008. However, we anticipate that these notes will be converted to equity or repurchased in connection with the CommScope acquisition. We believe that our working capital position, ability to generate cash flow from operations, and ability to borrow under our revolving credit agreement will allow us to meet our normal operating cash flow needs for the foreseeable future.

In fiscal 2005, we entered into a new $250 million revolving credit agreement with a group of lenders that expires in September 2010 (discussed further in Note 7 of the Notes to Consolidated Financial Statements). Under the terms of this facility, we are subject to various quarterly covenant requirements, including maintaining a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to total debt, including letters of credit, maintaining a ratio of EBITDA to senior debt, maintaining a fixed charge coverage ratio and limiting the amount of assets that we can dispose of in a fiscal year. These requirements may limit the amount of borrowing under this credit agreement. As of September 30, 2007, we were in violation of the fixed charge coverage ratio covenant, principally due to the $45 million liability recorded for the TruePosition intellectual property litigation, and the classification of convertible notes as current liabilities, as the holders of the notes may require us to repurchase the notes in August 2008. We obtained a waiver from the lenders that allows us to utilize the entire $250 million until the earlier of December 31, 2007 or the closing of the proposed CommScope transaction.

In fiscal 2004, we filed a universal shelf registration statement that allows us to publicly issue up to $750 million of debt or equity through December 2008. This shelf registration statement gives us the flexibility to take advantage of strategic initiatives and other favorable long-term opportunities to enhance liquidity.

Cash flows.    The following table sets forth certain information from our consolidated statements of cash flows:

Dollars in millions	2007	2006	2005
Net income (loss)	$(163)	$(34)	$39

Non-cash charges for depreciation, amortization, asset sales (gains) losses, pension termination gain, stock-based compensation, asset impairments and deferred income taxes	228	139	93
Restructuring costs	(3)	(2)	(7)
Change in operating assets and liabilities	(5)	(11)	(36)
Net cash from operations	57	92	89

Net cash used for investing activities	(88)	(94)	(76)
Net cash from (used for) financing activities	2	(19)	(15)
Effect of exchange rates on cash	14	2	2
Decrease in cash for the period	$(15)	$(19)	$—

Net cash from operations was $57 million, $92 million, and $89 million in fiscal 2007, 2006, and 2005, respectively. In fiscal 2007, cash from operations decreased compared to the prior year due to a larger net loss for the year. In fiscal 2006, our net cash from operations was relatively flat compared to fiscal 2005 as increased sales and operating income was offset by higher inventory and accounts receivable amounts in EMEA and Asia Pacific to support our growing business in those geographic markets.

In fiscal 2007, cash flow from operations was due to a net loss of $163 million, which included non-cash charges of $151 million for asset impairments and $79 million for depreciation and amortization and $11 million for stock-based compensation. Operating assets and liabilities decreased cash flow from operations by $5 million. During fiscal 2007, operating asset and liability cash inflows were $59 million due to a decrease in inventory caused by higher sales and $18 million due to higher accrued liabilities, which primarily resulted from the TruePosition litigation expense. These cash inflow amounts were offset by cash outflows of $47 million due to an increase in accounts receivable caused by higher sales and $35 million due to an increase in other assets caused by the timing of tax payments and receipts. Accounts receivable was $646 million as of September 30, 2007 compared to $558 million as of September 30, 2006. The fourth quarter of fiscal 2007 had record sales of $624 million. Days sales outstanding (“DSO”) was 91 days as of September 30, 2007 compared to 80 days and 76 days as of September 30, 2006 and 2005, respectively. The increase in DSO is primarily due to a higher percentage of fiscal 2007 sales from the Asia Pacific and EMEA regions where collection terms are longer than in the U.S. and consolidation of OEMs in the industry leading to longer payment cycles. Inventory decreased from $388 million as of September 30, 2006 to $364 million as of September 30, 2007. Inventory turns were 5.4x at September 30, 2007 compared to 4.6x and 4.8x at September 30, 2006 and 2005, respectively.

In fiscal 2006, cash flow from operations was the result of a net loss of $34 million, $79 million of non-cash charges for depreciation and amortization, a gain on the sale of assets of $9 million, a $14 million non-cash gain on the termination of the Allen Telecom pension plan, a net $74 million non-cash charge for deferred income taxes, $9 million stock-based compensation, cash restructuring costs of $2 million, and a net change in operating assets and liabilities that resulted in a $11 million decrease in cash flow.

In fiscal 2005, cash flow from operations was the result of net income of $39 million, $84 million of non-cash charges for depreciation and amortization, a $6 million non-cash charge for deferred income taxes, cash restructuring costs of $7 million, $2 million of stock-based compensation, a loss on the sale of assets of $1 million and a net change in operating assets and liabilities that resulted in a $36 million decrease in cash flow. To meet increased sales levels, we increased inventory resulting in a $6 million decrease in cash flow. Higher accounts payable and other liabilities increased cash flow by $46 million.

Recent legislation enacted in the United Kingdom (“U.K.”) has accelerated the rate of funding required for the U.K. Pension Plan. In March 2007, we proposed to the U.K. Pensions Regulator a plan to fund a pension deficit as of September 30, 2006, by March 31, 2010. In fiscal 2007, we made cash contributions of $9 million. The following schedule below shows the timing of the additional cash payments we currently intend to make. The schedule is subject to change based on future valuations of the pension plan.

Dollars in millions	March 2008	March 2009	March 2010
Contribution amount	$10.1	$10.1	$2.1

Net cash used for investing activities was $88 million, $94 million and $76 million in fiscal 2007, 2006 and 2005, respectively. We spent $58 million on capital expenditures in fiscal 2007 compared to $71 million in fiscal 2006 and $66 million in fiscal 2005.

In fiscal 2007, we acquired EMS for $49 million and paid additional consideration of $5 million for CSI, which was originally acquired in fiscal 2006.

In fiscal 2006, we spent $45 million on the acquisition of businesses. In February 2006, we acquired Skyware for $10 million. In April 2006, Precision was acquired for $28 million and CSI for $6 million.

In fiscal 2005, we spent $23 million on acquisitions. In the first quarter of fiscal 2005, we acquired certain assets of ATC Tower Services, Inc., a provider of site installation services in North America, for $6 million in cash and the assumption of $2 million in capital leases. In the second quarter of fiscal 2005, we acquired Xenicom Ltd., a United Kingdom-based provider of software solutions that help wireless operators plan, launch and manage wireless networks for $11 million. In the fourth quarter of fiscal 2005, we expanded our market-leading Geometrix™ mobile location system product line with the acquisition of certain assets of Nortel’s mobile location business for $4 million. Also in fiscal 2005, we acquired the remaining 20% interest in a Czech Republic subsidiary that was acquired in the Allen Telecom acquisition for $1 million. Finally, we paid $1 million for a Yantai Fine Cable earn-out payment.

In fiscal 2007, we received $5 million from the maturity of our note receivable with Cambridge Positioning Systems Ltd.

Proceeds from the sale of product lines were $2 million in fiscal 2007 and $9 million in fiscal 2005. In fiscal 2007, we sold our Yantai, China facility and inventory and equipment related to our broadband cable product line (the “Yantai sale”) to Andes Industries, Inc. (“Andes”) for $2 million in cash and $14 million of notes receivable, payable over a two year period. Concurrent with the sale, we exercised the conversion feature of a note receivable from Andes, obtained in a previous transaction, for a 30% equity ownership interest in Andes. The Yantai sale resulted in a gain of $3 million, of which $2 million was recorded in the statement of operations and the remaining $1 million (30% of the gain) was recorded as a reduction of our investment in Andes. In fiscal 2005, we received net cash proceeds of $9 million from the sale of selected assets of our mobile antenna product line to PCTEL Inc.

Proceeds from the sale of property, plant, and equipment were $16 million in fiscal 2007, $25 million in fiscal 2006, and $6 million in fiscal 2005. In fiscal 2007 we received $9 million in a sale lease-back transaction of our Joliet, Illinois facility and $3 million for the sale cancellation and return of escrow funds for the second parcel of land in Orland Park, Illinois, and $4 million from the sale of other fixed assets. In fiscal 2006, we sold a portion of land at our Orland Park, Illinois facility for $9 million, net of transaction costs, and sold certain filter manufacturing assets and inventory to a contract manufacturer for $11 million. The most significant transactions in fiscal 2005 were the sale of a facility in Reynosa, Mexico acquired from Allen Telecom, the sale of unimproved land in Suzhou, China and the sale of a facility in Livonia, Michigan that was acquired from Allen Telecom.

We paid $1 million in fiscal 2006 and $2 million in fiscal 2005 to settle patent infringement litigation with TruePosition Inc. as part of litigation brought against Allen Telecom prior to the acquisition by us. This settlement was accounted for as an increase in liabilities assumed from Allen Telecom.

Net cash from financing activities was $2 million in fiscal 2007 compared to a use of cash of $19 million and $15 million in fiscal 2006 and 2005 respectively. We made payments on our long-term debt of $27 million, $9 million, and $15 million in fiscal 2007, 2006, and 2005, respectively. We periodically borrow under our various credit agreements to meet our short-term cash needs. Net borrowings under these credit agreements were $47 million, $26 million and $16 million in fiscal 2007, 2006 and 2005, respectively.

Payments to acquire treasury shares were $20 million for 2 million shares in fiscal 2007, $39 million for 4 million shares in fiscal 2006, and $18 million for 1.6 million shares in fiscal 2005. We received cash from the sale of stock under employee and director option plans. Under these plans, we received $4 million, $3 million, and $2 million in fiscal 2007, 2006, and 2005, respectively. Payments for preferred stock dividends and conversion premium payments were $0.2 million in fiscal 2005.

Dividend policy.    Although we have never paid dividends to common shareholders, the Board of Directors periodically reviews this practice and, to date, has elected to retain earnings in the business to finance future investments and operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The first footnote to our consolidated financial statements (Summary of Significant Accounting Policies) describes the major accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, sales returns, inventory reserves, revenue recognition, warranty costs, depreciation and amortization, goodwill and intangible impairments, contingencies, taxes, pension liabilities, and restructuring and merger integration costs. Actual results could differ materially from these estimates. A material change in these or other estimates could potentially have a material impact on results of operations. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates:

Revenue recognition

During fiscal 2007, approximately 91% of our total revenue was recognized when products were shipped and title passed, 3% based on Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, 2% based on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, 2% based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and 2% based on when services were performed.

Revenue for software products is recognized pursuant to the provisions of SOP No. 97-2, Software Revenue Recognition, and related interpretations. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post-contract support (“PCS”) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Revenue for certain of our products relates to multiple-element contracts. The fair value of these revenue elements is based on negotiated contracts and stand-alone pricing for each element.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of accounts receivable. Although we believe that the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically. If our estimates of the recoverability of amounts due to us are overstated, it could have an adverse impact on results of operations.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory obsolescence reserves are maintained based on management’s estimates, historical experience and forecasted demand for our products. A material change in these estimates could adversely impact gross profit.

Warranty Costs

We offer warranties on most of our products. The specific terms and conditions of these warranties vary depending upon the products sold. We accrue for warranty costs based on the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. We regularly review these forecasts and makes adjustments as needed. If we were to experience an increase in warranty claims compared with our historical experience, gross profit could be adversely affected.

Goodwill

We perform an annual impairment test of goodwill on the first day of our fiscal fourth quarter, July 1, or at an interim date if circumstances dictate. We manage our business as five operating segments. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we determined these operating segments were our reporting units. We test each reporting unit for possible goodwill impairment by comparing each reporting unit’s net book value to fair value. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the reporting units for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses as well as fair value on a comparable business basis.

We use both the Discounted Cash Flow (“DCF”) method and the Comparable Business (“CB”) method for determining fair value of our reporting units. The CB method is a valuation technique by which the fair value of the equity of a business is estimated by comparing it to publicly-traded companies in similar lines of business. The multiples of key metrics of other similar companies (revenue and/or EBITDA) are generally applied to the historical or projected results of the business being valued to determine its fair market value. The DCF method considers the future cash flow projections of the business and the value of those projections discounted to the present day. While the use of historical results and future projections can result in different valuations for a company, it is a generally accepted valuation practice to apply more than one valuation technique to establish a range of values for a business. Since each technique relies on different inputs and assumptions, it is unlikely that each technique would yield the same results. However, it is expected that the different techniques would establish a reasonable range.

On at least an annual basis, we assess the current business environment, changes in the operations of each reporting unit, deviations from projected results, and the results of the prior year goodwill impairment test. We then determine if the DCF method, the CB method or both will be used in performing the current year goodwill impairment test. When both methods are used for a reporting unit, we consider the similarities of each valuation to the underlying business to determine the weight given to each method. In 2007 and 2006, we weighted the two methods equally in determining the value of the reporting units that used both methods because we believe both methods have an equal probability of providing an appropriate fair value. In fiscal 2007, we used both the DCF and the CB method for all five of our reporting units. In fiscal 2006, we used the DCF method for all reporting units and the CB method for Base Station Subsystems, Wireless Innovations and Satellite Communications as these represented management’s best estimate of the fair value of each reporting unit.

When using the CB method, we select comparable companies that operate in the same market place as the reporting unit. Because of the limited number of companies that operate in the same market and are of the same size as the reporting unit, we focus on companies that closely match the reporting unit from a product offering and customer base standpoint, regardless of size. When considering the multiples of the comparable companies, we factor in the size of the comparable companies when selecting the appropriate multiple to use in the valuation. Generally, the CB method has resulted in a higher valuation of our reporting units than the DCF method. This is indicative of the future prospects and higher values that the market places on companies that operate in our industry.

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

In fiscal 2007, we recorded asset impairment charges related to goodwill for two of our reporting units. We recorded an impairment charge for Base Stations Subsystems due to an interim test of goodwill and we recorded an impairment of Satellite Communications goodwill based on our annual impairment test.

As a result of the losses generated by the Base Station Subsystems reporting unit in the first six months of fiscal 2007 in excess of our plan, we determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. We performed a “step one” impairment test, in accordance with paragraph 19 of SFAS 142, on this reporting unit as of March 31, 2007. Based on the test, we determined that a potential indicator of impairment existed and a “step two” test, in accordance with SFAS 142, was required. In the third quarter of fiscal 2007, we completed the “step two” test of the Base Station Subsystems reporting unit and recorded an impairment charge of $108 million.

In fiscal 2007, decreased spending levels from two major customers caused us to reevaluate our projected level of sales, earnings and cash flows for the Base Station Subsystems reporting unit. This review resulted in a reduction in projected sales, operating earnings and cash flows, as compared to the July 1, 2006 valuation. The July 1, 2006, valuation included higher sales volumes and a projected sales mix that was more dependent on historically lower-margin high-volume products. The sales and operating earning projections in the March 31, 2007 valuation include a more focused rationalization of product lines which had the primary effect of decreasing projected sales levels over the next several years. The lower market multiples were based on Base Station Subsystems size and operating results compared to other market participants. The assumptions used in the valuation of Base Station Subsystems as of March 31, 2007 were also used for the July 1, 2007 valuation (listed below).

As a result of the announced plan to sell the Satellite Communications business in the third quarter of fiscal 2007, we determined a potential indicator of impairment had occurred and an interim test of goodwill was required. We determined at the time that the fair value of the reporting unit exceeded the carrying value and no impairment existed. In the fourth quarter of fiscal 2007, we reevaluated the Satellite Communications business and determined that, as a result of continuing operating losses and lower short-term business prospects as compared to previous forecasts, and, despite significant numbers of initial indications of interest, the low number of then remaining substantive bids that had resulted from our effort to sell the Satellite Communications business, the fair value of the Satellite Communications reporting unit was less than its carrying value and an indicator of impairment existed. We performed “step two” of the goodwill impairment test and recorded an impairment charge of $13 million in the fourth quarter of fiscal 2007, reducing the balance of the Satellite Communications goodwill to zero.

The following tables summarize the significant assumptions in the 2007 DCF fair value calculations:

REVENUE GROWTH RATE	PROJECTED (as of July 1, 2007 valuation date)
	2008	2009	2010	2011	Terminal
Antenna and Cable	2.6%	0.9%	1.7%	2.0%	3.0%
Satellite Communications	23.2%	20.5%	10.0%	4.0%	4.0%
Base Station Subsystems	(8.8)%	19.4%	9.8%	8.4%	5.0%
Network Solutions	12.8%	24.9%	5.1%	5.0%	5.0%
Wireless Innovations	7.8%	5.8%	8.3%	7.5%	4.0%

EBIT MARGIN	PROJECTED (as of July 1, 2007 valuation date)
	2008	2009	2010	2011	Terminal
Antenna and Cable	13.8%	13.8%	14.2%	14.1%	12.7%
Satellite Communications	(3.0)%	3.2%	4.3%	4.3%	4.3%
Base Station Subsystems	5.9%	9.2%	10.6%	11.7%	11.7%
Network Solutions	2.9%	11.5%	13.3%	16.6%	20.0%
Wireless Innovations	15.3%	13.8%	13.5%	13.5%	13.5%

The following tables summarize the significant assumptions in the 2006 DCF fair value calculations:

REVENUE GROWTH RATE	PROJECTED (as of July 1, 2006 valuation date)
	2007	2008	2009	2010	Terminal
Antenna and Cable	5.6%	4.8%	3.6%	2.0%	1.0%
Satellite Communications	23.6%	20.4%	8.7%	8.5%	4.0%
Base Station Subsystems	0.0%	25.4%	9.7%	8.5%	5.0%
Network Solutions	5.6%	7.1%	5.2%	3.0%	2.0%
Wireless Innovations	11.4%	10.0%	10.0%	7.5%	4.0%

EBIT MARGIN	PROJECTED (as of July 1, 2006 valuation date)
	2007	2008	2009	2010	Terminal
Antenna and Cable	11.9%	11.2%	11.3%	11.3%	10.4%
Satellite Communications	(0.9)%	3.2%	4.9%	5.1%	5.1%
Base Station Subsystems	2.3%	7.6%	11.5%	12.3%	12.5%
Network Solutions	14.1%	19.9%	22.7%	22.7%	22.7%
Wireless Innovations	15.6%	17.3%	18.9%	19.0%	19.0%

The following table summarizes the discount rates used in the 2007 and 2006 DCF fair value calculations:

	Discount Rate
	2007	2006
Antenna and Cable	10%	13%
Satellite Communications	13%	13%
Base Station Subsystems	14%	14%
Network Solutions	13%	14%
Wireless Innovations	14%	14%

The following table summarizes the significant assumptions used in the 2007 and 2006 CB fair value calculations:

	2007				2006
	CB Multiples Used			Control Premium	CB Multiples Used				Control Premium
	Revenue	EBITDA			Revenue		EBITDA
Antenna and Cable	1.4x	7.0x		20%	(a	)	(a	)	(a )
Satellite Communications (b)	0.3x	7.0x		20%	0.5x		8.0x		20%
Base Station Subsystems (b)	1.1x	9.5x		20%	1.2x		10.0x		20%
Network Solutions (b)	2.5x	22.0x		20%	(a	)	(a	)	(a )
Wireless Innovations	1.1x	(c	)	20%	1.5x		9.0x		20%

(a)	The Comparable Business method was not used for Antenna and Cable Products and Network Solutions for the 2006 valuation because these reporting units had continued positive results in fiscal 2006, had large amounts of headroom in fiscal 2005 and had fiscal 2006 projected results that indicated continued revenue and EBIT margin growth.
(b)	For the 2005 Satellite Communications and Network Solutions valuations, the 2006 valuation of Base Station Subsystems valuation, and the 2007 Satellite Communications and Base Station Subsystems valuations we applied the multiples to projected revenue and EBITDA margins from our DCF model, instead of historical amounts. Historical amounts did not accurately reflect changes in the business and the projected amounts were considered a more accurate view of the reporting unit’s long term performance.
(c)	EBITDA was not used for the CB method in 2007 as the comparable companies for Wireless Innovations provided an inconsistent range of multiples.

The following table illustrates the goodwill allocated to each reporting unit as of September 30, 2007 and 2006, and the amount of headroom, (which represents the percentage difference between each reporting unit’s fair value and carrying value) as of our annual impairment test, July 1, 2007 and 2006, as follows:

	Goodwill			Headroom (a)
	September 30,			July 1,
(In thousands)	2007		2006	2007		2006
Antenna and Cable	$233,894		$196,299	154%		24%
Satellite Communications	—	(b)	14,207	(26	)%(c)	43%
Base Station Subsystems	308,255		411,782	13%		6%
Network Solutions	117,000		117,178	50%		7%
Wireless Innovations	141,866		143,200	13%		45%

(a)	Headroom = (fair value - carrying value)/carrying value
(b)	Satellite Communications goodwill was written off as of September 30, 2007
(c)	As a result of the negative headroom, we had an indicator of impairment and ultimately recorded an impairment charge for Satellite Communications goodwill

The increase in Antenna and Cable headroom is due primarily to the use of a lower discount rate and higher long-term growth projections. The conservative nature of the projections in comparison to the historical operating results of the reporting unit, as well as market conditions surrounding the industry in which the Antenna and Cable reporting unit operates indicated a need to reduce the discount rate. Satellite Communications, as discussed above, had lower than expected results and thus lower future projections, resulting in an impairment of all of the reporting unit’s goodwill. The decrease in Wireless Innovations headroom was the result of lower projected long-term operating margins, as continued increases in revenue growth were more than offset by increased costs to achieve that growth rate. Network Solutions has continued to produce positive results; however, because of the sensitivity of the valuation to changes in the cash flow projections, there is a greater risk of potential future impairment, especially if the business is adversely impacted by the resolution of the TruePosition intellectual property matter.

If one or more of these assumptions differ from our forecasts, future tests may indicate an impairment of goodwill. The following table illustrates the impact on the amount of headroom of a change to each of the critical assumptions used in the goodwill valuation for 2007:

	HEADROOM ANALYSIS AS OF JULY 1, 2007
	Antenna and Cable	Satellite Communications (a)	Base Station Subsystems	Network Solutions	Wireless Innovations
Headroom	154%	(26)%	13%	50%	13%

METHOD USED
TEN PERCENTAGE POINT:
Decrease in Comparable Business (CB) Weighting	148%	(27)%	12%	46%	11%
Increase in Comparable Business (CB) Weighting	160%	(25)%	15%	53%	15%

DCF METHOD
ONE PERCENTAGE POINT:
Decrease in Revenue Growth Rate	150%	(27)%	11%	47%	11%
Increase in Revenue Growth Rate	158%	(24)%	15%	53%	15%
Decrease in EBIT Margin	145%	(38)%	8%	45%	8%
Increase in EBIT Margin	163%	(13)%	18%	55%	17%
Decrease in Terminal Growth Rate	143%	(29)%	9%	41%	9%
Increase in Terminal Growth Rate	169%	(21)%	19%	61%	18%
Decrease in Discount Rate	172%	(20)%	20%	63%	19%
Increase in Discount Rate	141%	(30)%	8%	40%	8%

CB METHOD
TEN PERCENT:
Decrease in Revenue Multiple	147%	(28)%	10%	44%	6%
Increase in Revenue Multiple	162%	(23)%	17%	56%	20%
Decrease in EBITDA Multiple	147%	(28)%	10%	44%	NA
Increase in EBITDA Multiple	161%	(23)%	17%	55%	NA

FIVE PERCENTAGE POINT:
Decrease in Control Premium	148%	(27)%	11%	46%	11%
Increase in Control Premium	160%	(24)%	15%	53%	15%

(a)	As a result of the negative headroom, we had an indicator of impairment and ultimately recorded an impairment charge for Satellite Communications goodwill

Income Taxes

Our balance sheet reflects significant deferred tax assets, primarily related to net operating losses and tax credits carried forward. To the extent management believes it is more likely than not that we will not be able to utilize some or all of our deferred tax assets prior to their expiration, we are required to establish valuation allowances against that portion of the deferred tax assets. The determination of required valuation allowances involves significant management judgment and is based upon our best estimate of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. Changes in expectations could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes.

Valuation allowances have been established for the portion of deferred tax assets representing net U.S. and Italian deferred tax assets (including book and tax asset basis differences, federal and state loss carryforwards, and federal and state tax credit carryforwards) and certain foreign loss carryforwards and book and tax asset basis differences in jurisdictions where management feels future realization is sufficiently uncertain (see Note 9, Income Taxes, in the Notes to Consolidated Financial Statements). No valuation allowances have been established for the remaining net deferred tax assets in foreign jurisdictions, as management expects future taxable income based on a recent history of taxable income and the reversal of deferred tax liabilities will make the realization of such deferred tax assets more likely than not. We currently anticipate that we will be required to earn taxable profits of approximately $91 million in various foreign jurisdictions in order to fully utilize our remaining net deferred tax assets. These deferred tax assets are primarily related to book and tax asset basis differences.

Restructuring

At September 30, 2007, we had a restructuring reserve of $4 million for restructuring and integration activities. These accruals are based on our best estimate of the costs associated with merger integration and restructuring plans, including employee termination costs, lease cancellations, and other costs. If actual costs of these activities differ significantly from these estimates, results of operations could be impacted.

Defined Benefit Plans

Some of our employees are covered by defined benefit plans. Approximately 700 current and former employees of our United Kingdom subsidiary, Andrew Ltd., participate in a defined benefit plan. The costs and obligations recorded for these plans are dependent upon actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. If actual results are significantly different than those forecasted or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods.

The discount rate enables management to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. We estimate that a one percentage point decrease in the assumed discount rate would have increased benefit expense in fiscal 2007 by $2 million. A one percentage point increase in the assumed discount rate would have decreased benefit expense in fiscal 2007 by $1 million.

To determine the expected return on plan assets, management considers the current and expected asset allocation, as well as historical returns on plan assets. A lower expected rate of return on pension plan assets would increase pension expense. A one percentage point increase or decrease in the expected return on pension plan assets would have decreased or increased pension expense in fiscal 2007 by $1 million.

Off-Balance Sheet Arrangements

As of September 30, 2007, we do not have material exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally is any contractual arrangement involving an unconsolidated entity under which we have (i) made guarantees, (ii) a retained or a contingent interest in transferred assets, (iii) any obligation under certain derivative instruments or (iv) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to a company, or engages in leasing, hedging, or research and development services within a company.

Aggregate Contractual Obligations and Commitments

As of September 30, 2007, expected future cash payments under contractual obligations and commitments and the estimated timeframe in which such obligations are expected to be fulfilled were as follows:

	Payments Due by Period
Dollars in millions	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$300	$10	$20	$20	$250
Operating leases (b)	148	26	40	27	55
Capital leases (b)	2	1	1	—	—
Purchase obligations (c)	137	122	—	15	—
Copper purchases (d)	32	32	—	—	—
Benefit plan obligations (e)	34	2	3	3	26
Total	$653	$193	$64	$65	$331

(a)	Long-term debt includes maturities and interest obligations. Included in the long-term debt obligations are $240 million of 3.25% convertible subordinated notes due fiscal 2013. We may not redeem the notes prior to August 20, 2008, after which time we may redeem the notes at 100% of their principal amount plus accrued and unpaid interest, if any. Holders may require us to repurchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest on August 15, 2008. Therefore, the $240 million convertible notes are classified as current liabilities on the balance sheet. Refer to Note 7, Financing, in the Notes to Consolidated Financial Statements for a discussion of the use and availability of debt and revolving credit agreements.
(b)	See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for a further discussion of leases.
(c)	Purchase obligations of $137 million represent purchase orders or contracts for the purchase of inventory, as well as other goods and services, in the ordinary course of business, and exclude balances for purchases currently recognized as liabilities on the balance sheet.
(d)	In order to reduce our exposure to copper price fluctuations, we have entered into contracts with various suppliers to purchase approximately 17% of our forecasted copper requirements for fiscal 2008, which represents contracts to purchase 9.7 million pounds of copper for $32 million.
(e)	Benefit plan obligations of $34 million include estimated future contributions and benefit payments under our defined benefit and post-retirement medical and life insurance plans, to the extent the plans are not sufficiently funded. See Note 6, Benefit Plans, in the Notes to Consolidated Financial Statements, for further discussion of our benefit plan obligations.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates and commodities as follows:

Interest Rate Risk.    We had $345 million in debt outstanding at September 30, 2007 in the form of debt agreements and capital lease obligations at both fixed and variable rates. We are exposed to interest rate risk primarily through our variable rate debt, which totaled $96 million or 28% of our total debt. A 100 basis point increase in interest rates would not have a material effect on our financial position, results of operations or cash flows. We currently do not use derivative instruments to manage our interest rate risk.

Foreign Currency Risk.    Our international operations represent a substantial portion of our overall operating results and asset base. In many cases, our products are produced at manufacturing facilities in foreign countries to support sales in those markets. During fiscal 2007, sales of products exported from the United States or manufactured abroad were 67% of total sales. Our identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from affiliates and third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We primarily manage our foreign currency risk by making use of naturally offsetting positions that include the establishment of local manufacturing facilities that conduct business in local currency. We also selectively utilize derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuations. These instruments are not leveraged and are not held for trading or speculative purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period. We estimate that a hypothetical 10% increase or decrease in all non-U.S. dollar currencies would have decreased or increased, respectively, reported net loss by approximately $8 million in fiscal 2007.

Commodity Risk.    We use various metals in the production of our products. Copper, which is used to manufacture coaxial cable, is the most significant of these metals. As a result, we are exposed to fluctuations in the price of copper. In order to reduce this exposure, we have implemented price increases on our coaxial cable products, and have entered into forward purchase contracts with various copper suppliers. As of September 30, 2007, we entered into contracts to purchase approximately 17% of our forecasted copper requirements for fiscal 2008, which represents contracts to purchase 9.7 million pounds of copper for $32 million. We estimate that a 10% change in the price of copper could increase or decrease the cost of our forecasted fiscal 2008 copper purchases that are not under contract at September 30, 2007 by approximately $18 million. We also use certain petrochemicals for cable coatings, and a 10% change in the price of these petrochemicals would have an estimated $4 million impact on our forecasted cost of products sold in fiscal 2008.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations

	Year Ended September 30,
In thousands, except per share amounts	2007	2006	2005
Sales	$2,195,113	$2,146,093	$1,961,234
Cost of products sold	1,724,570	1,672,714	1,524,446
Gross Profit	470,543	473,379	436,788

Operating Expenses
Research and development	111,174	112,985	107,850
Sales and administrative	250,047	255,210	222,830
Merger costs	1,752	13,476	—
Pension termination gain	—	(14,228)	—
Intangible amortization	17,186	19,011	22,100
Restructuring	10,129	7,729	5,304
Litigation	50,553	—	—
Asset impairments	150,723	3,874	—
(Gain) loss on sale of assets	(5,591)	(8,008)	1,202
	585,973	390,049	359,286

Operating Income (Loss)	(115,430)	83,330	77,502

Other
Interest expense	17,931	15,345	14,912
Interest income	(6,077)	(5,720)	(5,040)
Other expense, net	1,838	4,597	4,451
	13,692	14,222	14,323
Income (Loss) Before Income Taxes	(129,122)	69,108	63,179

Income taxes	33,700	103,398	24,321

Net Income (Loss)	(162,822)	(34,290)	38,858

Preferred Stock Dividends	—	—	232

Net Income (Loss) Available to Common Shareholders	$(162,822)	$(34,290)	$38,626

Basic Net Income (Loss) per Share	$(1.04)	$(0.22)	$0.24

Diluted Net Income (Loss) per Share	$(1.04)	$(0.22)	$0.24

Average Basic Shares Outstanding	156,301	159,474	161,578
Average Diluted Shares Outstanding	156,301	159,474	161,953

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	September 30,
Dollars in thousands	2007	2006
Assets
Current Assets
Cash and cash equivalents	$154,992	$169,609
Accounts receivable, less allowances (2007–$7,347; 2006–$7,112)	646,360	557,834
Inventory	364,151	388,296
Other current assets	76,518	35,871
Assets held for sale	8,467	1,411
Total Current Assets	1,250,488	1,153,021

Other Assets
Goodwill	801,015	882,666
Intangible assets, less amortization	35,889	47,205
Other assets	47,581	62,018

Property, Plant and Equipment
Land and land improvements	18,051	22,578
Buildings	108,867	160,244
Equipment	583,872	566,482
Allowance for depreciation	(495,230)	(485,293)
	215,560	264,011
Total Assets	$2,350,533	$2,408,921

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$339,661	$324,295
Accrued expenses and other liabilities	166,667	115,952
Compensation and related expenses	54,734	60,596
Restructuring	3,868	6,167
Income tax payable	342	5,433
Notes payable and current portion of long-term debt	333,682	55,443
Total Current Liabilities	898,954	567,886

Deferred Liabilities	57,708	43,382
Long-Term Debt, less current portion	11,333	290,378

Shareholders’ Equity
Common stock (par value, $.01 per share: 400,000,000 shares authorized; 162,476,513 shares issued at September 30, 2007 and 2006, including treasury stock)	1,625	1,625
Additional paid-in capital	691,610	684,868
Accumulated other comprehensive income	82,046	37,743
Retained earnings	673,476	836,298
Treasury stock, common stock at cost (6,452,296 shares at September 30, 2007 and 5,215,977 shares at September 30, 2006)	(66,219)	(53,259)
Total Shareholders’ Equity	1,382,538	1,507,275
Total Liabilities and Shareholders’ Equity	$2,350,533	$2,408,921

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended September 30,
Dollars in thousands	2007	2006	2005
Cash Flows from Operations
Net income (loss)	$(162,822)	$(34,290)	$38,858

Adjustments to Net Income (Loss)
Depreciation	61,676	60,217	61,902
Amortization	17,186	19,011	22,100
(Gain) loss on sale of assets	(5,591)	(9,497)	1,202
Pension termination gain	—	(14,228)	—
Restructuring costs	(3,258)	(2,025)	(6,455)
Stock-based compensation	10,940	9,381	2,488
Asset impairments	150,723	—	—
Deferred income taxes	(6,504)	73,708	5,703

Change in Operating Assets/Liabilities, net of effects of acquisitions
Accounts receivable	(47,018)	(63,775)	(46,397)
Inventories	58,641	(22,713)	(5,826)
Other assets	(35,133)	19,313	(29,878)
Accounts payable and other liabilities	18,270	56,684	45,679
Net Cash From Operations	57,110	91,786	89,376

Investing Activities
Capital expenditures	(57,819)	(71,033)	(66,369)
Acquisition of businesses	(53,670)	(44,742)	(23,325)
Settlement of pre-acquisition litigation	—	(1,000)	(2,000)
Investments	5,220	(1,722)	—
Proceeds from sale of product lines	2,327	—	9,494
Proceeds from sale of property, plant and equipment	15,650	24,635	6,396
Net Cash Used for Investing Activities	(88,292)	(93,862)	(75,804)

Financing Activities
Long-term debt payments	(27,471)	(8,629)	(14,801)
Notes payable borrowings, net	46,875	25,864	16,264
Preferred stock dividends	—	—	(232)
Payments to acquire common stock for treasury	(20,425)	(39,373)	(18,140)
Stock purchase and option plans	3,618	3,327	1,760
Net Cash From (Used for) Financing Activities	2,597	(18,811)	(15,149)

Effect of exchange rate changes on cash	13,968	1,716	1,309
Decrease for the Year	(14,617)	(19,171)	(268)

Cash and equivalents at beginning of year	169,609	188,780	189,048
Cash and Equivalents at End of Year	$154,992	$169,609	$188,780

See Notes to Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders’ Equity

	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Dollars in thousands

Balance at September 30, 2004	$6,021	$1,610	$666,746	$12,363	$831,962	$(1,579)	$1,517,123

Repurchase of shares						(18,140)	(18,140)
Stock purchase and option plans		1	3,667			1,918	5,586
Preferred stock conversion	(6,021)	14	5,849			158	—
Preferred stock dividends					(232)		(232)

Foreign currency translation adjustments				7,357			7,357
Net income					38,858		38,858
Comprehensive Income							46,215

Balance at September 30, 2005	$—	$1,625	$676,262	$19,720	$870,588	$(17,643)	$1,550,552

Repurchase of shares						(39,373)	(39,373)
Stock purchase and option plans			8,606			3,757	12,363

Foreign currency translation adjustments				19,512			19,512
Realized foreign currency translation adjustments				(1,489)			(1,489)
Net loss					(34,290)		(34,290)
Comprehensive Loss							(16,267)

Balance at September 30, 2006	$—	$1,625	$684,868	$37,743	$836,298	$(53,259)	$1,507,275

Repurchases of shares						(20,425)	(20,425)
Stock purchase and option plans			6,742			7,465	14,207

Foreign currency translation adjustments				63,434			63,434
Realized foreign currency translation adjustments				(340)			(340)
Net loss					(162,822)		(162,822)

Comprehensive Loss							(99,728)

Adoption of Statement of Financial Accounting Standard 158				(18,791)			(18,791)
Balance at September 30, 2007	$—	$1,625	$691,610	$82,046	$673,476	$(66,219)	$1,382,538

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

Allowance for doubtful accounts

The company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability of accounts receivable. The company’s total allowance for doubtful accounts was $7.3 million and $7.1 million at September 30, 2007 and 2006, respectively. Accounts are written-off against the allowance when the company determines they are no longer collectible.

Inventories

At September 30, 2007, the company’s inventories were stated at the lower of cost or market using the first-in, first-out (“FIFO”) method.

Inventories consisted of the following at September 30, net of reserves:

Dollars in thousands	2007	2006
Raw materials	$96,297	$110,431
Work in process	111,130	110,936
Finished goods	156,724	166,929
Total inventory	$364,151	$388,296

These inventories are reported net of excess and obsolete reserves of $74.5 million and $57.6 million as of September 30, 2007 and 2006, respectively. Reserves for excess inventory are calculated based on the company’s estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on the company’s identification of inventory having no realizable value.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation expense for 65% of the company’s assets is recorded based on the straight–line depreciation method and the remaining assets are depreciated using accelerated depreciation methods. In fiscal 2005, the company began recording depreciation for all newly acquired assets based on the straight-line method and no longer uses accelerated depreciation methods for newly acquired assets. Assets that are currently in place that are being depreciated based on accelerated depreciation methods will continue using these methods until these assets become fully depreciated. The company believes that the straight-line method more accurately reflects the probable pattern of losses in the assets’ service lives. This change did not have a material impact on the company’s results of operations.

The company’s depreciation expense is based on assets’ estimated useful lives. Buildings are depreciated over ten to thirty years and equipment is depreciated over three to ten years. Depreciation of leasehold improvements is based on the term of the related lease or the improvements’ estimated useful life, whichever is shorter. Software developed for internal use is reported as equipment and depreciated over five years. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred. Depreciation expense was $61.7 million, $60.2 million and $61.9 million for fiscal 2007, 2006 and 2005, respectively.

During fiscal 2006, the company entered into a lease agreement for its new Joliet, Illinois manufacturing facility, which was constructed by the landlord during fiscal 2006 and 2007. The company occupied the building during the second quarter of fiscal 2007, which is also when lease payments commenced. In 2006, the company executed a lease amendment with the landlord whereby the landlord built additional leasehold improvements in the Joliet facility for one-time cash payments that were excluded from the lease payment schedule. As such, in accordance with Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction, the company was considered the owner of the facility during the construction period. Therefore, the company capitalized, as construction in progress, $25.2 million, which was the construction project’s estimated cost incurred by the landlord as of September 30, 2006.

During the second quarter of fiscal 2007, the company executed a sale-leaseback transaction for certain leasehold improvements it had previously paid to the Joliet facility landlord. The company received $9.0 million of cash and reduced its debt obligation by $30.5 million in exchange for approximately $7.5 million of capitalized leasehold improvements and the $30.5 million value of the building on the company’s balance sheet prior to the sale. The $1.5 million of cash in excess of the value of leasehold improvements sold was recorded as deferred rent which will be amortized as a reduction in rent expense over the life of the lease. The company’s only continuing involvement is a normal leaseback, which qualifies as an operating lease.

As a result of continuing operating losses and lower short-term business prospects as compared to previous forecasts, in the fourth quarter of fiscal 2007, the company recorded impairment charges related to property, plant, and equipment of $13.9 million, primarily related to the Satellite Communications segment, as the projected cash flows of the segment no longer supported the carrying value of the assets.

Capitalized software

The company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized. Capitalization ceases when the software is available for release to customers and amortized over the estimated life of the related products. Capitalized software costs, net of accumulated amortization, were $6.8 million and $11.3 million at September 30, 2007 and 2006, respectively, and are included in other assets in the consolidated balance sheets. Software amortization costs included in cost of products sold were $2.7 million, $3.1 million and $2.0 million for fiscal 2007, 2006 and 2005, respectively. The company recorded impairment charges to operating expense of $6.6 million and $3.9 million, in fiscal 2007 and 2006, respectively, for products for which the future undiscounted cash flows no longer support the value of the asset.

Revenue recognition

During fiscal 2007, approximately 91% of the company’s total revenue was recognized when products were shipped and title passed, 3% based on Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), 2% based on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, 2% based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts using the completed-contract method, and 2% based on when services were performed.

Revenue for software products and multiple element arrangements is recognized pursuant to the provisions of SOP 97-2, EITF 00-21, and related interpretations. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element or based on the residual method if vendor-specific objective evidence has not been established for one or more of the elements delivered, but has been established for the undelivered elements of the contract. These contracts typically contain post-contract support (“PCS”) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Revenue for certain of the company’s products relates to multiple element contracts. The fair value of these revenue elements is based on negotiated contracts and stand-alone pricing for each element.

Shipping and handling charges

Shipping and handling costs billed to customers are recorded as revenue and the related expenses are recorded in cost of products sold.

Advertising costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $4.1 million in fiscal 2007, $4.8 million in fiscal 2006, and $3.1 million in fiscal 2005.

Identifiable intangible assets

The company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization for intangible assets was $75.5 million and $61.8 million at September 30, 2007 and 2006, respectively. The company amortizes intangible assets, excluding goodwill and indefinite life trademarks, over their estimated useful lives. The decrease in the carrying value of intangible assets from $47.2 million at September 30, 2006 to $35.9 million at September 30, 2007, is due to amortization expense of $17.2 million and impairments of $8.0 million, offset by an increase of $12.9 million for intangible assets acquired with EMS Wireless, and foreign currency translation of approximately $1.0 million. Of the $12.9 million of acquired intangible assets, $7.2 million were for customer relationships, $3.7 million for patents, $1.7 million for finite-lived trademarks, and $0.3 million for non-compete agreements. In fiscal 2007, the company retired $9.8 million of intangible assets that were fully amortized.

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the company tests intangibles with an indefinite life for impairment on an annual basis. The impairment review performed for fiscal 2007 indicated an impairment existed for one of these intangibles. The company recorded an impairment of $0.3 million to adjust the carrying value to the current net realizable value. Intangible assets consisted of the following:

	September 30,
Dollars in thousands	2007	2006
Customer contracts and relationships, net of accumulated amortization of $9,490 in 2007 and $6,037 in 2006	$21,197	$19,969
Patents and technology, net of accumulated amortization of $65,078 in 2007 and $55,381 in 2006	7,655	21,374
Trademarks–finite life, net of accumulated amortization of $313 in 2007	1,377	—
Trademarks–indefinite life	5,300	5,600
Other, net of accumulated amortization of $619 in 2007 and $399 in 2006	360	262
Total Intangible Assets	$35,889	$47,205

The company’s finite-lived intangible assets are amortized on a straight-line basis over their individual useful lives. The weighted-average amortization period for each category of intangible assets is as follows:

Weighted Average Amortization Period (in years)
Customer contracts and relationships	7.6
Patents and technology	4.8
Finite-lived trademarks	4.5
Other	4.4

The company’s scheduled amortization expense over the next five years is as follows:

Dollars in millions	2008	2009	2010	2011	2012
	$6.8	$6.6	$5.8	$4.4	$4.7

Goodwill

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the company tests the goodwill of each reporting unit for impairment on an annual basis or more frequently if circumstances dictate. Goodwill is assigned to a reporting unit based on which reporting unit integrates an acquisition, or, if an acquisition relates to multiple reporting units, goodwill is assigned based on the difference between net assets acquired as allocated to the reporting units and purchase price as allocated to reporting units. The company has determined that its five operating segments are its reporting units. The company performs its annual impairment review on the first day of its fiscal fourth quarter or at an interim date if circumstances dictate.

As a result of the losses generated by Base Station Subsystems in the first six months of fiscal 2007 in excess of projected amounts, the company determined that a potential indicator of impairment had occurred and an interim test for goodwill impairment was required. The company performed a “step one” impairment test, in accordance with paragraph 19 of SFAS 142, on this reporting unit as of March 31, 2007. Based on the test, a potential indicator of impairment existed and a “step two” test, in accordance with SFAS 142, was required. In the third quarter of fiscal 2007, the company completed the “step two” test of the Base Station Subsystems reporting unit and recorded an impairment charge of $107.9 million.

The company performed its annual goodwill impairment test as of July 1, 2007. The company determined that as a result of continuing operating losses and lower short-term business prospects as compared to previous forecasts, the fair value of the Satellite Communications reporting unit was less than its carrying value and an indicator of impairment existed. The company recorded an impairment charge of $13.3 million in the fourth quarter of fiscal 2007, reducing the balance of the Satellite Communications goodwill to zero.

The annual impairment review performed for fiscal 2006 indicated no impairment of goodwill. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of the fair value of goodwill, which could result in non-cash charges adversely affecting the company’s results of operations.

Foreign currency translation

The functional currency of the company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in determining net income (loss). Net foreign exchange losses resulting from foreign currency transactions that are included in other expense, net were $1.6 million, $4.0 million, and $4.9 million for fiscal 2007, 2006, and 2005, respectively. Included in the foreign exchange loss in fiscal 2007 and 2006 were gains of $0.3 million and $1.5 million, respectively, for the liquidation of foreign subsidiaries for amounts previously carried in accumulated other comprehensive income. The unrealized gain on foreign exchange contracts was $1.4 million and $0.1 million as of September 30, 2007 and 2006, respectively.

Hedging and derivative instruments

The company is exposed to changes in foreign exchange rates as a result of its foreign operations. The company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the establishment of local manufacturing facilities that conduct business in local currency. The company also selectively utilizes derivative instruments such as forward exchange contracts to manage the risk of exchange fluctuations. These instruments held by the company are not leveraged and are not held for trading or speculative purposes. In fiscal 2007, the company used forward exchange contracts to manage its foreign currency exposure. These contracts were not designated as hedges for hedge accounting, and were marked to market each period through earnings and as such, as of September 30, 2007, there were no unrecognized gains or losses on forward contracts.

The company enters into agreements with various suppliers to purchase copper at fixed prices. As of September 30, 2007, the company had entered into contracts to acquire 9.7 million pounds of copper for $31.8 million, which represents an estimated 17% of the company’s fiscal 2008 projected copper usage. The copper supply agreements are settled when the company purchases copper under the supply agreements for use in its manufactured products. Copper is capitalized as inventory when purchased. These forward commodity contracts are not marked to fair value because they meet the “normal purchase” election under applicable derivative accounting rules and the company has elected this position for all forward purchase contracts.

Income taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	September 30,
Dollars in thousands	2007	2006
Foreign currency translation adjustments	$100,837	$37,743
Pension liability, net of tax of $5,498 and $0	(18,791)	—
Total accumulated other comprehensive income	$82,046	$37,743

Stock-based compensation

In the first quarter of fiscal 2006, the company adopted SFAS No. 123(R), Share-Based Payments “SFAS 123(R)”, which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) requires the company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement as all stock options granted by the company had an exercise price equal to the market price of the underlying common stock on the option grant date.

The company elected to use the modified prospective transition method to adopt SFAS 123(R). Under this transition method, beginning in fiscal 2006, compensation expense recognized includes: (a) expense for all share-based payments granted prior to, but not vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required under the modified prospective transition method, the company did not restate prior period results.

In the first quarter of fiscal 2005, the company granted 1.4 million stock options that vested immediately and included a restriction on the resale of the underlying shares of common stock. For pro forma disclosure purposes, these options were treated as if they were expensed in the first quarter of fiscal 2005, increasing pro forma expense, net of tax, by approximately $8.4 million. During the fourth quarter of fiscal 2005, the company accelerated the vesting of approximately 270,000 stock options with an exercise price of $12 or more per share, increasing pro forma stock-based compensation expense by approximately $1.6 million, net of tax. The company accelerated the vesting of these stock options in fiscal 2005 to avoid recording compensation expense for these stock options in the company’s results of operations in fiscal 2006 as required when the company adopted SFAS 123(R).

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock options for the year ended September 30, 2005:

Dollars in thousands, except per share amounts	Year Ended September 30, 2005
Reported net income	$38,858
Preferred stock dividends	(232)
Reported income available to common shareholders	38,626

Add: RSU expense, net of tax	1,555
Less: Stock-based compensation, net of tax	(15,231)
Pro forma net income available to common shareholders	$24,950

Reported basic and diluted net income per share	$0.24
Pro forma basic net income per share	$0.15
Pro forma diluted net income per share	$0.15

Equity investment

On April 2, 2007, the company converted a note receivable from Andes Industries, Inc. (“Andes”) into a 30% ownership interest in Andes. The company accounts for the investment based on the equity method of accounting. The value of the company’s investment in Andes was $6.5 million as of September 30, 2007, and is recorded within other assets (long-term) on the consolidated balance sheet. For the year ended September 30, 2007, the company’s share of equity loss in Andes was not significant and is recorded within other expense, net on the consolidated statement of operations.

Litigation

For fiscal 2007, litigation expense on the consolidated statement of operations includes a $45.3 million accrual (see note 10, Commitments and Contingencies) and $5.3 million of legal fees for the TruePosition intellectual property litigation.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently issued accounting policies

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”). FIN48 clarifies the accounting and disclosure for uncertain income tax positions, relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. The company is required to adopt FIN 48 at the beginning of fiscal 2008. The company is in the process of determining any potential impact of FIN 48 to the financial statements, but does not expect FIN 48 to materially impact the opening balance of retained earnings for fiscal 2008. The adoption of FIN 48 will have no impact on the company’s consolidated cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 will be effective for the company beginning in fiscal 2009, and the company is in the process of determining any potential impact to the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for the company beginning in fiscal 2009, and the company is in the process of determining any potential impact to the financial statements.

Adoption of new accounting policies

In January 2005, the FASB issued revised SFAS No. 151, Inventory Costs, an amendment of ARB No. 43. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The company adopted SFAS 151 beginning in fiscal 2006. The adoption of SFAS 151 did not have a material impact on the company’s results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (“FIN 47”). This Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted FIN 47 beginning in fiscal 2006. The adoption of FIN 47 did not have a material impact on the company’s results of operations.

In October 2005, the FASB issued Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. The guidance requires that the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for the first reporting period beginning after December 15, 2005. The company adopted FSP 13-1 in fiscal 2006, which did not have a material impact on the company’s results of operations.

In fiscal 2006, the company adopted SFAS 123(R), Share-Based Payments, as described in Note 12, Stock-Based Compensation.

In June 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The task force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis (included as Sales) those amounts should be disclosed if significant. This pronouncement was effective for the first reporting period beginning after December 15, 2006. The company adopted EITF 06-3 in the second quarter of fiscal 2007. The company continues to exclude sales taxes and value added taxes from revenue. The adoption of EITF 06-3 did not have an impact on the company’s results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. SFAS 158 was effective for the company as of September 30, 2007. The impact on the consolidated financial statements is shown in Note 6, Benefit Plans.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

2. Proposed CommScope Merger

On June 26, 2007, Andrew entered into a definitive merger agreement with CommScope, Inc. (“CommScope”). Under the terms of the agreement, each share of Andrew common stock will be converted into the right to receive $15.00, comprised of $13.50 per share in cash and an additional $1.50 per share in either cash, CommScope common stock, or a combination of cash and CommScope common stock totaling $1.50 per share, at CommScope’s election. The merger agreement contains termination rights for both CommScope and Andrew. Under certain circumstances, including if the board of directors of Andrew recommends a superior proposal to its stockholders and the merger agreement is terminated as a result thereof, Andrew would be required to pay CommScope a termination fee of $75 million. Following the close of the transaction, Andrew will become an indirect wholly-owned subsidiary of CommScope. The merger is subject to regulatory and governmental reviews in the United States and elsewhere, as well as approval by Andrew’s shareholders.

3. Business Acquisitions

In December 2006, the company acquired EMS Wireless (“EMS”), a division of EMS Technologies, Inc., a major designer and manufacturer of base station antennas based in Norcross, Georgia, for approximately $48.7 million in cash. A preliminary allocation of the purchase price resulted in $12.9 million of intangible assets and $34.8 million of goodwill, which were assigned to the Antenna and Cable operating segment.

In fiscal 2006 the company made three acquisitions, Skyware Radio Systems GmbH (“Skyware”), in February 2006, Precision Antennas Ltd. (“Precision”) in April 2006, and CellSite Industries (“CSI”), also in April 2006.

Skyware, a German manufacturer of electronic products for broadband satellite communications networks, was acquired for approximately $9.5 million. The Skyware acquisition agreement includes an earn-out provision, which could result in additional purchase consideration of up to $6.0 million if certain financial targets are met over a two-year period. An allocation of the purchase price resulted in $5.0 million of goodwill and $2.4 million of intangible assets, which were assigned to the Satellite Communications operating segment.

Precision, a Stratford, England-based designer and manufacturer of microwave antennas for use in carrying point-to-point radio signals, primarily for cellular network backhaul, was acquired for approximately $28.4 million. An allocation of the purchase price resulted in $11.6 million of goodwill and $7.7 million of intangible assets, which were assigned to the Antenna and Cable operating segment.

CSI, a privately-held provider of wireless equipment repair services based in Milpitas, California, was acquired for approximately $6.4 million. An allocation of the purchase price resulted in $3.5 million of goodwill and $3.8 million of intangible assets, which were assigned to the Base Station Subsystems operating segment. The CSI acquisition agreement includes an earn-out provision under which the company paid $5.0 million of additional consideration in fiscal 2007 and could pay an additional $9.0 million over the next two years, if certain financial targets are met.

In fiscal 2005 the company made a number of acquisitions. In the first quarter the company acquired selected assets of ATC Tower Services, Inc. (“Towers”) and acquired the remaining 20% interest in its Czech Republic subsidiary; in the second quarter the company acquired Xenicom Ltd. (“Xenicom”); and in the fourth quarter the company acquired certain assets of Nortel’s mobile location business.

Towers, a division of American Tower Corporation that provides site installation services to wireless operators in North America, was acquired for $8.4 million, consisting of $6.2 million in cash and the assumption of $2.2 million of capital leases. An allocation of the purchase price resulted in $2.4 million of goodwill, which was assigned to the Antenna and Cable operating segment.

The company paid $1.3 million to acquire the remaining 20% interest in a Czech Republic subsidiary that was acquired in the fiscal 2003 Allen Telecom acquisition.

Xenicom, a United Kingdom-based provider of software solutions that help telecommunications operators plan, launch and manage wireless networks was acquired for total consideration of $11.3 million. An allocation of the purchase price resulted in $5.5 million of goodwill, which was assigned to the Network Solutions operating segment, $7.9 million of intangible assets and $2.1 million of deferred tax liabilities.

The company expanded its market-leading Geometrix® mobile location system product line with the acquisition of certain assets of Nortel’s mobile location business for $4.2 million. An allocation of purchase price, which was assigned to the Network Solutions operating segment, resulted in $3.4 million of identifiable intangibles and $0.4 million of goodwill.

Pro forma results of operations, assuming the fiscal 2007, 2006 and 2005 acquisitions occurred at the beginning of the period, were not materially different from the reported results of operations.

4. Sale of Assets

The company has completed several asset sales over the last three years as part of the company’s ongoing efforts to rationalize its assets. The company recognized a (gain) loss on the sale of assets of $(5.6) million, $(8.0) million and $1.2 million in fiscal 2007, 2006 and 2005, respectively. Proceeds from the sale of assets and product lines were $18.0 million, $24.6 million and $15.9 million in fiscal 2007, 2006 and 2005, respectively.

The company had $8.5 million of assets held for sale as of September 30, 2007, consisting of $4.8 million of land and buildings in Orland Park, Illinois, $3.4 million of land in Stratford, England, and $0.3 million of equipment no longer in service as a result of outsourcing certain filter manufacturing to a contract manufacturer.

On May 3, 2007, the company announced its intention to sell the Satellite Communications business. On November 6, 2007, we announced the sale of our Satellite Communications business to Resilience Capital Partners (“Resilience”), a Cleveland, Ohio-based private equity firm. The company expects the transaction to close by the end of calendar year 2007. Satellite Communications sales were 5% of fiscal 2007 sales. The Satellite Communications business did not meet the held for sale criteria as of September 30, 2007, as all approvals to consummate the transaction had not been obtained. (see Note 15, Subsequent Events).

In fiscal 2007, the company recognized a gain of $5.6 million and cash proceeds of $18.0 million from the sale of assets and product lines. The two significant transactions (discussed below) that occurred in fiscal 2007 were the sale of the company’s Yantai, China facility in April 2007, and related broadband cable product line and the collection of a contract termination fee and environmental remediation refund related to the sale of the company’s Orland Park, Illinois property in May 2007.

The company sold its Yantai, China facility and inventory and equipment related to its broadband cable product line (the “Yantai sale”) to Andes for $2.3 million in cash and $13.5 million of notes receivable, due over a two year period. Concurrent with the sale, the company exercised the conversion feature of a note receivable from Andes, obtained in a previous transaction, for a 30% equity ownership interest in Andes. The Yantai sale resulted in a gain of $2.9 million. The company recognized a $2.0 million gain in fiscal 2007. The remaining $0.9 million (30% of the gain) was recorded as a reduction of the company’s investment in Andes.

In fiscal 2006, the company recognized a gain on the sale of assets of $8.0 million and cash proceeds of $24.6 million from the sale of assets. The two significant transactions (discussed below) that occurred in fiscal 2006 were the sale of a portion of the land at the company’s Orland Park, Illinois facility and the sale of certain filter manufacturing assets and inventory to a contract manufacturer. The remaining proceeds from the sale of assets in fiscal 2006 were for various small transactions, none of which were significant.

In August 2005, the company entered into a contract to sell its Orland Park, Illinois manufacturing facility and corporate headquarters. The sale of the Orland Park, Illinois facility was to take place in two transactions. The first transaction took place in fiscal 2006 and the company recognized a gain of $9.0 million on the sale of a portion of the land and received cash proceeds, net of transaction costs, of $9.1 million. The second transaction was cancelled on May 31, 2007 by the buyer. The company recognized a gain of $3.0 million in fiscal 2007 for cash received from the cancellation of the sale and refund of unused proceeds for environmental remediation.

In fiscal 2006, the company received cash proceeds of $10.6 million from the sale of certain filter manufacturing inventory and assets including the company’s Arad, Romania facility to a contract manufacturer. The inventory and Arad, Romania facility were sold at book value. Included in the $10.6 million proceeds was $3.1 million from the sale of certain manufacturing fixed assets with a net book value of $1.4 million, which were not yet transferred to the contract manufacturer as of September 30, 2006. The $3.1 million of cash proceeds were classified as a customer deposit within other liabilities in the September 30, 2006 balance sheet. The balance of the assets not yet transferred as of September 30, 2007 is $0.3 million and is classified as held for sale on the balance sheet. The remaining cash proceeds related to these assets is $1.0 million and is classified as a customer deposit within other current liabilities as of September 30, 2007.

In fiscal 2005, the company recognized a loss on the sale of assets of $1.2 million and cash proceeds of $6.4 million from the sale of assets. The most significant transactions were the sale of a facility in Reynosa, Mexico acquired from Allen Telecom, the sale of unimproved land in Suzhou, China, and the sale of a facility in Livonia, Michigan that was acquired from Allen Telecom that was accounted for as an asset held for sale. Also in fiscal 2005, the company received net cash proceeds of $9.5 million from the sale of selected assets of its mobile antenna product line to PCTEL, Inc. The loss on sale of these assets was recognized in fiscal 2004.

5. Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
Dollars in thousands, except per share amounts	2007	2006	2005

Basic Earnings per Share
Net income (loss)	$(162,822)	$(34,290)	$38,858
Preferred stock dividends	—	—	(232)
Income (loss) available to common shareholders	(162,822)	(34,290)	38,626
Average basic shares outstanding	156,301	159,474	161,578
Basic net income (loss) per share	$(1.04)	$(0.22)	$0.24

Diluted Earnings per Share
Net income (loss)	$(162,822)	$(34,290)	$38,858
Preferred stock dividends	—	—	(232)
Income (loss) available to common shareholders	(162,822)	(34,290)	38,626
Average basic shares outstanding	156,301	159,474	161,578
Effect of dilutive securities	—	—	375
Average diluted shares outstanding	156,301	159,474	161,953
Diluted net income (loss) per share	$(1.04)	$(0.22)	$0.24

The company did not include the dilutive effect of stock options for the year ended September 30, 2007 and 2006. Including these shares would have decreased diluted loss per share. Options to purchase 7,117,921 shares of common stock in fiscal 2005 were not included in the computation of diluted shares because the options’ exercise prices were greater than the average market price of the common shares.

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

The company’s convertible subordinated notes are potentially convertible into 17,531,568 shares of the company’s common stock. These shares were not included in the calculation of diluted earnings per share. Including these shares and excluding the interest expense on these notes would have increased reported diluted earnings per share in fiscal 2005 and decreased the diluted loss per share in fiscal 2007 and 2006.

The company also has outstanding warrants issued as part of a fiscal 2004 litigation settlement with TruePosition, Inc. that could result in the issuance of up to 1,000,000 shares of common stock. These warrants have an exercise price of $17.70 per share and expire on January 16, 2008. These shares were not included in the calculation of diluted earnings per share because the exercise price of these warrants was greater than the average market price of the common shares in all periods presented.

6. Benefit Plans

The company has a defined benefit plan, that covers approximately 700 current and former employees of the company’s United Kingdom subsidiary (the “U.K. Pension Plan”). In fiscal 2006, the company terminated the Allen Telecom Inc. Corporate Retirement Plan (the “Allen Pension Plan”), a plan that was acquired with Allen Telecom.

In addition to the defined benefit plan, other employees of Andrew Corporation and its subsidiaries participate in various retirement plans, principally defined contribution profit sharing plans. The amounts charged to earnings for these plans in fiscal 2007, 2006, and 2005 were $9.0 million, $9.0 million, and $8.6 million, respectively.

U.K. Pension Plan

Benefits payable under the U.K. Pension Plan are based on employees’ final pension-eligible salaries. As of September 30, 2007, the U.K. Pension Plan was frozen and employees under the U.K. Pension Plan will no longer accrue service benefits under this plan. The U.K. Pension Plan was supplemented by the inception of a defined contribution plan. The measurement date for the U.K. Pension plan is September 30. The company’s accumulated benefit obligation under this plan was $81.4 million and $72.4 million at September 30, 2007 and 2006, respectively. At September 30, 2007 and 2006 the fair value of plan assets exceeded the accumulated benefit obligation by $18.8 million and $3.8 million, respectively. Therefore, no minimum pension liability was recorded to deferred liabilities nor as comprehensive loss.

A reconciliation of the U.K. Pension Plan’s projected benefit obligation, fair value of plan assets, and funded status is as follows:

	September 30,
Dollars in thousands	2007	2006
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$105,411	$92,218
Service costs	2,494	1,892
Interest costs	5,503	4,905
Contribution by plan participants	1,173	1,045
Amendments	457	—
Actuarial (gain) loss	(5,980)	1,331
Disbursements	(1,790)	(1,883)
Foreign currency translation adjustment	8,438	5,903
Projected benefit obligation at end of the year	115,706	105,411

Change in plan assets
Fair value of plan assets at beginning of the year	76,229	65,096
Actual return on plan assets	8,638	7,818
Company contribution	9,381	—
Contribution by plan participants	1,173	1,045
Disbursements	(1,790)	(1,883)
Foreign currency translation adjustment	6,543	4,153
Fair value of plan assets at end of the year	100,174	76,229

Funded status of the plan	(15,532)	(29,182)
Unrecognized prior service costs	— [1]	4,746
Unrecognized actuarial loss	— [1]	22,785
Net amount recognized	$(15,532)	$(1,651)

1.	Not applicable for fiscal 2007 as the amounts are recorded as part of accumulated other comprehensive income due to the adoption of SFAS 158.

	September 30,
Dollars in thousands	2007	2006
Amounts recognized on balance sheet consist of:
Deferred liabilities	(15,532)	(1,651)
Net amount recognized	$(15,532)	$(1,651)

The components of net periodic pension costs recognized in income are as follows:

Dollars in thousands	2007	2006	2005
Service costs	$2,494	$1,892	$1,659
Interest costs	5,503	4,905	4,186
Expected return on plan assets	(5,335)	(4,094)	(3,159)
Amortization of unrecognized prior service costs	312	346	327
Amortization of net loss	676	857	756
	$3,650	$3,906	$3,769

The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income:

	2007	2006	2005
Discount rate	5.00%	5.00%	5.50%
Annual compensation increase	4.00%	3.90%	3.70%
Expected return on plan assets	6.40%	5.90%	6.40%
Post-retirement pension increase	3.00%	2.90%	2.70%

The weighted-average actuarial rate assumptions used to determine the benefit obligation were as follows:

	September 30,
	2007	2006
Discount rate	5.60%	5.00%
Annual compensation increase	4.00%	4.00%

The U.K Pension Plan’s assets are held by a trust, the Andrew Ltd. Pension and Life Assurance Plan. An independent third party manages the investments. The plan assets are invested in equity and debt securities and are not directly invested in the company’s common stock. The percentages of equity securities in total plan assets were 70% and 78% at September 30, 2007 and 2006, respectively. Debt securities were 20% and 22% of total plan assets at September 30, 2007 and 2006, respectively. The remaining 10% of plan assets in fiscal 2007 was cash.

The trustees of the Andrew Ltd. Pension and Life Assurance Plan have determined a long-term strategic benchmark mix of asset types and ranges within which the investment manager may operate with discretion. The target allocation percentage of equity securities was 75% at September 30, 2007 and 2006. The target allocation of debt securities was 25% at September 30, 2007 and 2006, and is split evenly between government bonds and corporate bonds.

The expected return on assets is calculated assuming the target asset allocation and equity returns of 2.5% in excess of an appropriate government bond index together with the gross redemption yields on an appropriate government bond index and corporate bond index.

The following benefit payments are expected to be paid by the plan over the next ten years:

Dollars in thousands	Pension Benefits
2008	$1,611
2009	1,781
2010	2,054
2011	2,206
2012	2,482
2013 – 2017	15,942

Recent legislation enacted in the U.K. has accelerated the rate of funding required for the U.K. Pension Plan. In March 2007, the company proposed to the U.K. Pensions Regulator a plan to fund a pension deficit, as of September 30, 2006, by March 31, 2010. The company made cash contributions of $9.4 million in 2007. The schedule below shows the timing of the additional cash payments the company currently intends to make; the schedule is subject to change based on future valuations of the pension plan.

Dollars in millions	March 2008	March 2009	March 2010
Contribution amount	$10.1	$10.1	$2.1

Allen Telecom Plan and Other Plans

With the acquisition of Allen Telecom on July 15, 2003, the company assumed the Allen Pension Plan. This plan was frozen following the completion of the acquisition and covered the majority of the full-time domestic salaried and hourly employees of the former Allen Telecom. At the time the Allen Pension Plan was frozen, the pension benefit provided to salaried employees was based on years of service and compensation for up to a ten-year period prior to the date the plan was frozen, while the benefit provided to hourly employees was based on specified amounts for each year of service prior to the date the plan was frozen.

In fiscal 2005 the company initiated the process of terminating the Allen Pension Plan. The company fully funded and terminated the plan during fiscal 2006 when the company purchased from John Hancock Life Insurance Company (“John Hancock”) a non-participating group annuity contract for all participants of the Allen Pension Plan and John Hancock assumed the full responsibility for all benefit obligations of the Allen Telecom Plan. In fiscal 2006, the company made additional contributions of $9.5 million to fully fund the Allen Pension Plan and recognized a gain of $14.2 million when the plan was terminated.

The remaining pension benefit obligations as of September 30, 2007 were related to the individual employment contracts for certain former executives of Allen Telecom (the “contract plans”). The contract plans are unfunded and are accrued as liabilities on the consolidated balance sheet. The measurement date for these contract plans is September 30.

The medical and life insurance plans provide post-retirement health care and life insurance benefits for approximately 400 employees that have either retired or who will reach retirement age while working with the company.

A reconciliation of the plans’ projected benefit obligations, fair values of plan assets, and funded status are as follows:

	Pension Benefits		Medical Plans and Other Benefits
Dollars in thousands	2007	2006	2007	2006
Change in projected benefit obligation
Projected benefit obligation at beginning of the year	$3,306	$52,174	$17,178	$13,538
Service costs	—	149	290	408
Interest costs	142	2,167	863	971
Amendments	—	—	—	(1,643)
Settlements	—	(46,900)	—	—
Actuarial (gain) loss	84	(1,497)	(2,164)	4,832
Disbursements	(283)	(2,787)	(810)	(928)
Projected benefit obligation at end of the year	3,249	3,306	15,357	17,178

Change in plan assets
Fair value of plan assets at beginning of the year	—	40,299	—	—
Actual return on plan assets	—	(358)	—	—
Company contribution	283	9,746	810	928
Disbursements	(283)	(2,787)	(810)	(928)
Settlements	—	(46,900)	—	—
Fair value of plan assets at end of the year	—	—	—	—

Funded status of the plan	(3,249)	(3,306)	(15,357)	(17,178)
Unrecognized actuarial (gain) loss	—	(491)	—	10,749
Unrecognized prior service costs	—	—	—	(3,430)
Net accrued pension costs (recorded in deferred liabilities)	$(3,249)	$(3,797)	$(15,357)	$(9,859)

The components of net periodic pension costs are as follows:

	Pension Benefits			Medical Plans and Other Benefits
Dollars in thousands	2007	2006	2005	2007	2006	2005
Service costs	$—	$149	$124	$290	$408	$199
Interest costs	142	2,167	1,885	863	971	691
Expected return on plan assets	—	357	(2,635)	—	—	—
Amortization of prior service costs	—	—	—	(916)	(539)	(539)
Amortization of net (gain) loss	(26)	(2,673)	—	1,040	1,346	635
Settlement gain	—	(14,228)	—	—	—	—
Total	$116	$(14,228)	$(626)	$1,277	$2,186	$986

The following actuarial rate assumptions were used in determining the net periodic pension costs recognized in income and the benefit obligation at September 30, 2007, 2006, and 2005:

	Pension Benefits			Medical Plans and Other Benefits
	2007	2006	2005	2007	2006	2005
Net Periodic Benefit Costs
Discount rate	4.50%	5.00%	2.90%	5.50%	5.00%	5.75%
Return on plan assets	na	4.60%	7.00%	na	na	na
Benefit Obligation
Discount rate	4.50%	4.50%	5.00%	6.00%	5.50%	5.00%

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2008. The rate was assumed to decrease gradually to 5% for fiscal 2011 and remain at that level thereafter. A one-percentage-point increase or decrease in the assumed health care cost trend rates would affect the aggregate of service and interest cost components by $0.1 million or ($0.1) million, respectively, and would affect the post-retirement benefit obligation by $0.7 million and ($0.7) million, respectively.

The company is not required to make contributions to the pension benefit plans nor its other plans in fiscal 2008. However, the company expects to make payments of $0.3 million to its contract plans and $1.3 million to its medical and other benefit plans in fiscal 2008. The following benefit payments are expected to be paid by the company over the next ten years:

Dollars in thousands	Pension Benefits	Medical Plans and Other Benefits
2008	$ 283	$ 1,269
2009	283	1,298
2010	283	1,343
2011	283	1,436
2012	283	1,375
2013 – 2017	1,415	7,214

As a result of the implementation of SFAS 158 as of September 30, 2007, the consolidated balance sheet was affected as follows:

Dollars in thousands	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other assets (deferred taxes non-current)	$42,083	$5,498	$47,581
Total assets	$2,345,035	$5,498	$2,350,533

Accrued expenses and other liabilities	$165,115	$1,552	$166,667
Deferred liabilities	34,971	22,737	57,708
Total liabilities	$943,706	$24,289	$967,995

Accumulated other comprehensive income	$100,837	$(18,791)	$82,046
Total shareholders’ equity	$1,401,329	$(18,791)	$1,382,538

The following items have not previously been recognized in net periodic benefit cost and are included in accumulated other comprehensive income for the year ended September 30, 2007 as a result of implementing SFAS 158:

Dollars in thousands	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized net loss	$ 13,985	$ 7,546	$ 21,531
Unrecognized prior service (credits) costs	5,273	(2,515)	2,758
Total	$ 19,258	$ 5,031	$ 24,289

Amortization of amounts included in accumulated other comprehensive income as of September 30, 2007 is expected to increase (decrease) net periodic benefit cost during fiscal 2008 as follows:

Dollars in thousands	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized net loss	$ 129	$ 828	$ 957
Unrecognized prior service (credits) costs	343	(915)	(572)
Total	$ 472	$ (87)	$ 385

7. Financing

Lines of Credit and Short Term Borrowings

In fiscal 2005, the company entered into a $250 million revolving line of credit with a group of fourteen lenders led by Bank of America, NA as administrative agent and Citicorp North America, Inc. as the syndication agent. This agreement expires in September 2010. The maximum outstanding during fiscal 2007 under these lines of credit was $148.8 million compared to $85.1 million in fiscal 2006. The weighted average interest rate for these borrowings was 7.8% in fiscal 2007 compared to 7.2% in fiscal 2006. The company had $84.3 million in borrowings under this line of credit at September 30, 2007 compared to $35.2 million at September 30, 2006.

Under the terms of the revolving line of credit agreement, the company is subject to various requirements, including maintaining a minimum net worth, maintaining a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to total debt, including letters of credit, maintaining a fixed charges coverage ratio, maintaining a minimum debt borrowing amount from its subsidiaries and maintaining limits on the amount of assets that the company can dispose of in a fiscal year. These requirements may limit borrowings under this credit agreement. As of September 30, 2007, the company was in violation of the fixed charge coverage ratio covenant, principally due to the $45.3 million liability recorded for the TruePosition intellectual property litigation, and the classification of convertible notes as current liabilities, as the holders of the notes may require the company to repurchase the notes in August 2008. The company obtained a waiver from the lenders that allows it to utilize the entire $250 million until the earlier of December 31, 2007 or the closing of the proposed CommScope transaction.

Several of the company’s foreign subsidiaries maintain credit agreements. In fiscal 2007, the company’s Brazilian subsidiary had the ability to borrow under a $20 million multi-currency line of credit with ABN-AMRO for which there were no borrowings or outstanding amounts during fiscal 2007. Also in fiscal 2007, the company’s Suzhou, China-based subsidiary renewed its $40 million line of credit agreement with the Agricultural Bank of China, through March of 2008. This credit line had maximum borrowings during fiscal 2007 of $9.3 million, at an average interest rate of 5.3%. As of September 30, 2007, there was $1.3 million outstanding on the Suzhou credit line.

During fiscal 2007, the company’s Indian subsidiary renewed its existing $25 million line of credit with Bank of America, New Delhi. The maximum borrowings under this agreement were $7.1 million at an average interest rate of 10.2%. At September 30, 2007, there were no borrowings outstanding under this agreement. In fiscal 2007, the company’s Shenzhen, China subsidiary renewed its existing $4.0 million credit agreement with the China Merchants Bank. This line of credit had no borrowings during fiscal 2007.

In fiscal 2007, the company’s Italian subsidiary had credit lines totaling $33 million with three banks. Banca Nazionale de Lavoro was the primary lender during fiscal 2007. The maximum borrowings, during fiscal 2007, by the Italian subsidiary amounted to approximately $7.9 million, none of which was outstanding at September 30, 2007. The average interest rate on this credit line was 4.3%. Finally, the company’s Japanese subsidiary maintains a month-to-month $5 million line of credit with the Bank of Tokyo-Mitsubishi UFJ, Ltd. This line of credit had maximum borrowings of $5 million, all of which was outstanding at September 30, 2007 with an average interest rate of 1.8%.

Long-Term Debt

Long-term debt at September 30, 2007 consisted of the following:

	September 30
Dollars in thousands	2007	2006
Convertible subordinated notes	$240,000	$240,000
6.65% senior notes	—	15,666
6.74% senior notes	—	9,000
EURO loans from Italian Ministry of Industry at a weighted average rate of 2.39%	5,399	5,209
EURO loans from San Paolo Bank at a weighted average rate of 2.92%	6,466	7,384
Capital lease obligations (see Note 10)	2,203	404
Facility lease obligation (see Note 10)	—	25,200
Other	233	583
Total Debt	254,301	303,446

Less: Current portion	(242,968)	(13,068)
Total Long-Term Debt	$11,333	$290,378

In August 2003, the company sold $240.0 million of 3.25% convertible subordinated notes due fiscal 2013. Holders may convert the notes into shares of common stock at a conversion price of $13.69 per share (73.0482 shares per $1,000 of principal), subject to adjustment, before the close of business on August 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of common stock exceeds $16.43 (120% of the conversion price) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of that period was less than 98% of the product of the closing sale price of common stock and the number of shares of common stock to be issued upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions. The company may not redeem the notes prior to August 20, 2008, after which time it may redeem the notes at 100% of their principal amount plus accrued and unpaid interest, if any. Holders may require the company to repurchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest on August 15, 2008. Due to the holders’ ability to call the notes for payment within the next twelve months, the notes have been classified as current on the balance sheet as of September 30, 2007.

The amounts of long-term debt borrowings maturing after September 30, 2007 are as follows:

Dollars in millions	2008	2009	2010	2011	2012	Thereafter
	$3.0	$2.5	$2.1	$2.2	$2.1	$242.4

Cash payments for interest on all borrowings were $16.6 million, $13.9 million and $12.9 million in fiscal 2007, 2006 and 2005, respectively. The company had assets pledged of $2.9 million to support its Italian loans which are classified as long-term assets on the balance sheet.

At September 30, 2007, the company estimated the fair value of its long-term debt to be $255.7 million compared to its carrying value of $254.3 million. The difference between fair value and carrying value was predominantly due to the convertible subordinated notes, for which the company estimated the fair value based on current market price. The company estimated the fair value of its remaining long-term debt by discounting the future cash outflows of debt and interest payments using estimated current market rates for instruments with similar risk and terms to maturity.

Letters of Credit

The company utilizes letters of credit, bank guarantees, and surety bonds to support certain contracts, insurance policies and payment obligations. The letters of credit are issued from the $250 million credit facility and have terms of three years or less. The bank guarantees are primarily issued by local banks in foreign jurisdictions in which the company operates. The surety bonds are issued for business conducted with municipalities as part of the normal course of business. The letters of credit outstanding at September 30, 2007 and 2006 were $16.0 million and $15.3 million, respectively. The bank guarantees outstanding as of September 30, 2007 and 2006 were $2.9 million and $2.2 million, respectively. The surety bonds outstanding were $2.7 million, as of September 30, 2007 and 2006.

8. Restructuring and Integration

During the fiscal year ended September 30, 2007, the company recorded $10.1 million of restructuring expense consisting of $9.7 million of employee-related severance costs and $0.4 million of lease cancellation and other costs; $4.6 million of these costs were paid in the period incurred during the fiscal year ended September 30, 2007 and $5.5 million of these costs were recorded as an increase to restructuring reserves. The expense during the fiscal year ended September 30, 2007 relates to the following segments: Base Station Subsystems, $6.6 million; Antenna and Cable, $1.9 million; unallocated sales and administrative, $1.0 million; Network Solutions, $0.2 million; Wireless Innovations, $0.3 million; and Satellite Communications, $0.1 million. The majority ($5.4 million) of the Base Station Subsystems expense was related to the reduction of headcount in Italy due to the company’s previously announced plans to outsource certain North American and European filter production. The remaining $4.7 million of expense was primarily due to cost cutting initiatives to reduce headcount in specific departments that were initiated and completed in the same quarter. In addition, the company established integration reserves for the Precision and EMS acquisitions of $0.6 million and $0.9 million, respectively. These reserves were recorded as an increase to goodwill.

At September 30, 2007, the company’s total restructuring reserve balance was $3.9 million, which was comprised of $2.3 million for the Allen Telecom acquisition integration plan, $0.2 million for the Channel Master integration plan, $0.1 million for the Skyware acquisition integration plan, $1.2 million for the European restructuring plans, and $0.1 million for the EMS Wireless integration plan.

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

Since the start of this restructuring initiative in fiscal 2002, the company has incurred $20.7 million of inventory and equipment write-downs, paid severance costs of $17.3 million to 1,226 employees, paid $12.3 million for lease cancellation and other costs, and reversed $1.2 million to income. During fiscal 2007, the company decreased the reserve $0.3 million as an adjustment to the lease reserve. Additionally, in fiscal 2007, the company incurred cash costs of $0.9 million for lease payments. The balance remaining at September 30, 2007, was less than $0.1 million.

A summary of the restructuring reserve activity for fiscal 2007 and 2006 is as follows (in thousands):

Restructuring Reserve Activity	Reserve Balance Sept. 30, 2005	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2006
Lease cancellation and other costs	$3,966	$(1,810)	$(920)	$1,236

Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2007
Lease cancellation and other costs	$1,236	$(940)	$(252)	$44

Allen Telecom Integration Reserve

As part of the Allen Telecom acquisition in fiscal 2003, the company accrued an integration reserve for costs to integrate Allen’s operations with those of the company and to eliminate duplicate operations. The initial cost estimate of $29.9 million was comprised of a $16.2 million provision for inventory and fixed asset write-downs and a restructuring reserve of $13.7 million for employee termination, lease cancellation and other costs. During fiscal 2004, the company adjusted this initial estimate and recorded an additional $13.6 million of reserves consisting of $14.1 million of additional employee termination, lease cancellation and other costs, and a $0.5 million reduction in expected inventory provisions. Integration reserves established in purchase accounting were accounted for as a decrease in tangible assets acquired and an increase in liabilities assumed from Allen Telecom.

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

The company increased the reserve and recorded expense of $0.5 million and $0.9 million in fiscal 2007 and 2006, respectively, for additional lease cancellation costs related to the Amesbury, Massachusetts facility and decreased the reserve and goodwill in fiscal 2007 and 2006 by $0.4 million and $1.1 million, respectively, for severance and other costs that will not be incurred. During the first quarter of fiscal 2007, the company completed the transfer of its North American and European filter production to a contract manufacturer. and ceased operations in its Amesbury facility. The company is attempting to sublease the facility, and has recorded a restructuring reserve for the currently expected rent cost associated with the unused facility. The lease for the Amesbury facility expires in 2010.

Since the start of these integration efforts in 2003, the company has incurred $15.7 million of inventory and fixed asset write-downs, paid severance costs of $12.0 million to 462 employees, and paid $10.0 million for lease cancellation and other costs. During fiscal 2007, the company paid cash costs of $0.4 million for severance payments to 55 employees and $1.2 million for lease payments. The company does not expect to incur any significant additional expense related to this plan. The reserve balance at September 30, 2007 of $2.3 million primarily relates to the Amesbury facility previously used by the Base Station Subsystems segment.

A summary of the Allen Telecom integration reserve activity for fiscal 2007 and 2006 is as follows (in thousands):

Allen Telecom Integration Reserve Activity	Reserve Balance Sept. 30, 2005	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2006
Severance	$1,426	$(66)	$(630)	$730
Lease cancellation and other costs	2,868	(423)	474	2,919
Total Allen Telecom Integration Reserve	$4,294	$(489)	$(156)	$3,649

Allen Telecom Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2007
Severance	$730	$(362)	$(368)	$—
Lease cancellation and other costs	2,919	(1,162)	508	2,265
Total Allen Telecom Integration Reserve	$3,649	$(1,524)	$140	$2,265

Channel Master Integration Reserve

As part of the Channel Master acquisition in fiscal 2004, the company accrued an integration reserve for costs to restructure Channel Master’s U.S. manufacturing operations. The initial cost estimate of $5.2 million was comprised of a $2.9 million provision for relocation and restructuring of manufacturing operations and a $2.3 million provision to pay severance benefits to approximately 245 manufacturing employees. The $5.2 million was treated as a purchase accounting adjustment and was recorded as an increase in the value of net assets acquired.

In fiscal 2006, $4.6 million of the previously established reserve was reversed as the company executed a lease agreement to retain a smaller, more cost-effective portion of its existing facility in Smithfield, North Carolina that eliminated the need for employee severance and the majority of facility-related costs. This resulted in a purchase accounting adjustment to decrease the net assets acquired (there was no goodwill acquired in this acquisition). In fiscal 2007, the company paid cash costs of $0.4 million for facility-related costs. The company does not expect to incur any significant additional expense related to this plan. Channel Master’s operations are included in the Satellite Communications segment.

A summary of the Channel Master integration reserve activity for fiscal 2007 and 2006 is as follows (in thousands):

Channel Master Integration Reserve Activity	Reserve Balance Sept. 30, 2005	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2006
Severance	$2,293	$—	$(2,293)	$—
Lease cancellation and other costs	2,879	—	(2,272)	607
Total Channel Master Integration Reserve	$5,172	$—	$(4,565)	$607

Channel Master Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2007
Lease cancellation and other costs	607	(383)	—	224
Total Channel Master Integration Reserve	$607	$(383)	$—	$224

Skyware Integration Reserve

As part of the Skyware acquisition in fiscal 2006, the company accrued an integration reserve for costs to integrate Skyware’s operations with those of Andrew. The initial cost estimate of $0.7 million was comprised of a $0.4 million provision for restructuring manufacturing operations and $0.3 million to pay severance benefits to a total of 15 people. The $0.7 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In fiscal 2007, the company paid cash costs of $0.3 million for severance and $0.3 million for lease payments. Additionally, in fiscal 2007, the company adjusted the initial reserve estimate and reversed $0.1 million of lease cancellation costs. The lease for the unused facility expires in fiscal 2008. The reserve balance relates to the Satellite Communications segment. The company does not expect to incur any additional significant expense related to this integration plan.

A summary of the Skyware integration reserve activity for fiscal 2007 and 2006 is as follows (in thousands):

Skyware Integration Reserve Activity	Reserve Balance Sept. 30, 2005	Establish Reserve	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2006
Severance	$—	$337	$—	$—	$337
Lease cancellation and other costs	—	338	—	—	338
Total Skyware Integration Reserve	$—	$675	$—	$—	$675

Skyware Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2007
Severance	$337	$(324)	$—	$13
Lease cancellation and other costs	338	(243)	(66)	29
Total Skyware Integration Reserve	$675	$(567)	$(66)	$42

European Restructuring Reserves

As part of the outsourcing of certain filter production to a contract manufacturer in the first quarter of fiscal 2007, the company established a restructuring reserve of $4.8 million for the reduction in force of approximately 156 employees that were terminated at facilities in Capriate and Agrate, Italy. The reserve was reduced by $0.2 million in the fourth quarter of fiscal 2007. The restructuring reserve balance primarily relates to the Base Station Subsystems segment.

Also in the fourth quarter of fiscal 2007, the company established a restructuring reserve of $0.6 million for the reduction in force of approximately 36 employees that will be terminated at the facilities in Bordeaux, France and Munich, Germany. These terminations are the result of the consolidation of certain customers and the company’s decision to reduce costs by moving production from the Bordeaux, France facility to the Czech Republic. The restructuring reserve balance relates to the sales and administrative group, as well as the Base Station Subsystems and the Wireless Innovations segments.

During the year ended September 30, 2007, the company paid cash costs of $4.1 million for severance payments. The company does not expect to incur any additional significant expense related to these restructuring plans. The company expects to substantially complete its reduction in force relating to these plans in fiscal 2008.

A summary of the European restructuring reserve activity for fiscal 2007 is as follows (in thousands):

European Restructuring Reserve Activity	Reserve Balance Sept. 30, 2006	Establish Reserve	Utilization of Reserve	Changes to Reserve	Reserve Balance Sept. 30, 2007
Severance	$—	$5,361	$(4,056)	$(200)	$1,105
Lease cancellation and other costs	—	51	—		51
Total European Restructuring Reserve	$—	$5,412	$(4,056)	$(200)	$1,156

Precision Antennas Integration Reserve

As part of the Precision Antennas acquisition, the company accrued an integration reserve for costs to integrate Precision Antennas’ operations with those of Andrew. This cost estimate of $0.6 million was comprised entirely of severance benefits for 71 employees. The $0.6 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In fiscal 2007, the company paid cash costs of $0.6 million for severance payments. This reserve related to the Antenna and Cable segment. The company does not expect to incur any additional significant expense related to this integration plan.

A summary of the Precision Antennas integration reserve activity for fiscal 2007 is as follows (in thousands):

Precision Antennas Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Establish Reserve	Utilization of Reserve	Reserve Balance Sept. 30, 2007
Severance	$—	$583	$(583)	$—

EMS Wireless Integration Reserve

As part of the EMS Wireless acquisition in fiscal 2007, the company accrued an integration reserve for costs to integrate EMS Wireless’ operations with those of Andrew. This initial cost estimate of $0.9 million was to pay severance benefits to 69 employees. The $0.9 million restructuring reserve was treated as a purchase accounting adjustment and recorded as an increase in the value of goodwill. In fiscal 2007, the company paid cash costs of $0.8 million for severance payments. The reserve balance relates primarily to the Antenna and Cable segment. The company expects to finalize the integration plan in the first quarter of fiscal 2008.

A summary of the EMS Wireless integration reserve activity for fiscal 2007 is as follows (in thousands):

EMS Wireless Integration Reserve Activity	Reserve Balance Sept. 30, 2006	Establish Reserve	Utilization of Reserve	Reserve Balance Sept. 30, 2007
Severance	$—	$942	$(805)	$137

9. Income Taxes

The income tax provision consists of the following:

	Year Ended September 30,
Dollars in thousands	2007	2006	2005
Current Provision (Benefit)
U.S. Federal	$(2,716)	$711	$—
U.S. State	629	664	742
Foreign	42,291	28,315	17,876
	40,204	29,690	18,618
Deferred Provision (Benefit)
U.S. Federal	1,889	65,862	(3,842)
U.S. State	105	6,790	5,012
Foreign	(8,498)	1,056	4,533
	(6,504)	73,708	5,703

Provision for Income Tax Expense	$33,700	$103,398	$24,321

Income Taxes Paid (net of income tax refunds received)	$40,437	$23,735	$9,852

Components of Income (Loss) from Continuing Operations before Income Taxes
United States	$(250,487)	$(16,993)	$4,355
Non-United States	121,365	86,101	58,824
	$(129,122)	$69,108	$63,179

A reconciliation of the federal statutory rate to the company’s actual tax rate is provided below:

Dollars in thousands	2007	% of pre-tax income (loss)	2006	% of pre-tax income (loss)	2005	% of pre-tax income (loss)
Pre-tax income (loss)	$(129,122)	100.0%	$69,108	100.0%	$63,179	100.0%
Income tax provision (benefit):
Statutory federal income tax rate	(45,193)	35.0%	24,188	35.0%	22,113	35.0%
Export sales benefit	(129)	0.1%	(558)	(0.8)%	(486)	(0.8)%
State taxes, net of federal benefit	(2,838)	2.2%	(496)	(0.7)%	(277)	(0.4)%
Foreign income at other than U.S. rates	(23,752)	18.4%	(10,072)	(14.6)%	(1,327)	(2.1)%
Foreign dividends	2,641	(2.0)%	(2,026)	(2.9)%	758	1.2%
Income tax credits	(18,555)	14.4%	(4,556)	(6.6)%	(6,679)	(10.6)%
Withholding taxes	3,020	(2.3)%	1,843	2.7%	1,241	2.0%
Goodwill	40,255	(31.2)%	—	0.0%	35	0.0%
Settlement of statutory examinations	—	0.0%	(1,345)	(2.0)%	(2,296)	(3.6)%
Change in Ohio state tax law	—	0.0%	—	0.0%	5,391	8.5%
Valuation allowances	81,243	(62.9)%	94,700	137.0%	8,592	13.6%
Other	(2,992)	2.2%	1,720	2.5%	(2,744)	(4.3)%
Total income tax provision	$33,700	(26.1)%	$103,398	149.6%	$24,321	38.5%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to changes in the mix of operating income and losses among the various states and foreign jurisdictions in which the company operates.

During fiscal 2007, the company recorded $150.7 million of asset impairment charges, a significant portion of which is attributable to goodwill of U.S. business operations. This goodwill arose in transactions which did not generate tax-deductible goodwill and therefore the impairment of the financial statement goodwill does not yield tax benefits.

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

As of September 30, 2007, the company has concluded in its judgment that it is appropriate to continue to maintain valuation allowances against its deferred tax assets, (primarily net operating loss and tax credit carryforwards) in certain jurisdictions, principally the U.S. and Italy, due to the lack of positive objective evidence of future profitability in these jurisdictions. The inability to record net tax benefits on the losses in the U.S. and Italy negatively impacts the company’s effective tax rate. Conversely, if the company generates pretax income in either the U.S. or Italy in future periods, such pretax income should result in a lower reported tax rate. During fiscal 2007, the reported tax provision increased by $61.0 million due to losses in the U.S. (exclusive of the goodwill impairment charges) and Italy for which the company recorded no net tax benefits.

During fiscal 2006, the company repatriated $124.8 million from controlled foreign corporations pursuant to a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad and reinvest the repatriated earnings in qualified domestic U.S. business activities. The tax cost of repatriation was offset by the reversal of previously established deferred tax liabilities related to undistributed earnings of the company’s Chinese subsidiaries resulting in a net income tax benefit of $5.1 million for fiscal 2006.

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

Principal components of the company’s net asset/(liability) representing deferred income tax balances are as follows:

	Year Ended September 30,
Dollars in thousands	2007	2006
Deferred Tax Assets
Restructuring reserves	$1,088	$2,236
Equity compensation	7,821	4,054
Tax loss carryforwards	107,972	80,831
Tax credit carryforwards	68,084	49,404
Employee benefits	7,579	9,845
Pension and post-retirement	12,474	5,102
Inventory and warranty	27,479	20,639
Litigation	17,033	—
Deferred revenue	2,221	4,522
Other accrued liabilities	15,870	10,946
Total Deferred Tax Assets	267,621	187,579
Less: Valuation allowances	(237,887)	(159,443)
Net Deferred Tax Assets	$29,734	$28,136

Deferred Tax Liabilities
Depreciation and amortization	(8,408)	(16,856)
Undistributed foreign earnings	(1,816)	(1,927)
Research and development costs	—	(1,930)
Other deferred income/expense	(8,897)	(17,055)
Total Deferred Tax Liabilities	(19,121)	(37,768)
Net Deferred Tax Asset/(Liability)	$10,613	$(9,632)
Deferred Taxes as Recorded on the Balance Sheet
Current deferred tax asset	$8,484	$6,616
Non-current deferred tax asset /(liability)	2,129	(16,248)
Net Deferred Tax Asset/(Liability)	$10,613	$(9,632)

At September 30, 2007, the net current deferred tax asset was reported in other current assets and the net non-current deferred tax asset was reported in other assets on the consolidated balance sheet.

The deferred tax asset for tax loss carryforwards includes U.S. net operating loss carryforwards of $173.7 million, which will begin to expire in fiscal 2021; state net operating loss carryforwards of $243.4 million, which will begin to expire in fiscal 2008; and foreign net operating loss carryforwards of $106.1 million, which will begin to expire in fiscal 2008. The deferred tax asset for tax credit carryforwards includes U.S. foreign tax credit carryforwards of $38.5 million, which will begin to expire in fiscal 2009, U.S. research tax credit carryforwards of $27.5 million, which will begin to expire in fiscal 2010, and U.S. and state alternative minimum tax credit carryforwards of $2.2 million with no expiration.

Valuation allowances totaling $237.9 million have been established and include $59.2 million related to the company’s book and tax asset basis differences, $60.8 million related to U.S. net operating loss carryforwards, $16.8 million related to state net operating loss carryforwards, $24.4 million related to foreign net operating loss carryforwards, $38.1 million related to the foreign tax credit carryforwards, $27.5 million related to research tax credit carryforwards, $2.2 million related to U.S. and state alternative minimum tax credit carryforwards, and $8.9 million related to other foreign deferred tax assets. The current year increase includes valuation allowances attributable to (1) U.S. and Italy current year losses, (2) U.S. tax credits, and (3) other deferred tax assets, primarily related to losses and credits from current year operations. The portion of the company’s valuation allowances established in purchase accounting is $19.1 million.

No provision has been made for income taxes which would be payable in the event that all undistributed earnings of the company’s foreign subsidiaries were repatriated. As of September 30, 2007, the company had undistributed earnings of foreign subsidiaries of $645.0 million. Due to the company’s full valuation allowance position against its net U.S. deferred tax assets, no additional tax provision would be due if all of the non-U.S. earnings as of September 30, 2007 were repatriated to the U.S., save for $21.7 million for cash withholding taxes potentially due in foreign jurisdictions. The company plans to continue to permanently reinvest future earnings of its foreign operations. As of September 30, 2007, the company has a liability in the amount of $1.8 million to reflect the tax cost associated with the repatriation of that portion of undistributed earnings of the company’s Chinese subsidiaries not considered to be permanently reinvested. The company currently realizes local tax benefits from tax holidays in China which are scheduled to expire at the end of calendar year 2007.

10. Commitments and Contingencies

Leases

The company’s leases consist primarily of facilities and equipment and expire between 2008 and 2022. Annual rental expense for operating leases included in results from operations was $36.9 million, $35.2 million, and $24.3 million in fiscal 2007, 2006, and 2005, respectively. Future minimum payments under non-cancellable operating and capital leases having a remaining term in excess of one year at September 30, 2007 are as follows:

	September 30, 2007
Dollars in thousands	Operating	Capital
2008	$26,413	$592
2009	22,471	459
2010	17,207	440
2011	14,256	424
2012	12,918	288
Thereafter	55,225	—
Total minimum lease payments	$148,490	$2,203

At September 30, 2007 and 2006 the company had $2.6 million and $25.9 million, respectively, of assets recorded under capital leases, net of accumulated depreciation of $0.6 million and $1.2 million, that are included in Property, Plant and Equipment (“PP&E”). During fiscal 2007, the company entered into a sale-leaseback agreement under which the building that had been classified as a capital lease as of September 30, 2006, was classified as an operating lease and the $25.2 million asset related to the lease was removed from PP&E. Amortization expense for these assets, once placed in use, is included with depreciation expense.

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

The following is an analysis of product warranty reserves, and charges against those reserves, which is included in accrued expenses and other liabilities in the September 30, 2007 and 2006 balance sheets:

	September 30,
Dollars in thousands	2007	2006	2005
Warranty reserves at beginning of the year	$17,044	$26,754	$18,900
Accrual for warranties issued	13,409	14,772	15,851
Warranty reserve acquired in acquisition	7,181	—	—
Warranty settlements made	(11,604)	(22,331)	(24,485)
Warranty expirations and adjustments	154	(2,151)	(136)
Product recall	—	—	16,624
Warranty reserves at end of the year	$26,184	$17,044	$26,754

In fiscal 2005, the company incurred $16.6 million of costs above normal warranty provisions associated with abnormally high field failure rates for a specific component supplied by a third-party vendor used in certain base station subsystem product lines.

Legal Proceedings

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that Andrew’s sale of certain mobile location products to a customer located in the Middle East infringed a TruePosition patent. Mobile location systems installed in wireless networks are used to determine the position of mobile devices. The complaint sought, among other things, injunctive relief and unspecified monetary damages.

On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45.3 million in damages to TruePosition. Andrew believes the verdict is in error and Andrew will seek to have it reversed. The jury’s verdict, including the damage award, is subject to the outcome of various post-verdict motions that Andrew is currently pursuing. In addition, the judge presiding over the case has not ruled on Andrew’s equitable claims of equitable estoppel, unclean hands and implied license. Andrew has presented those claims to the judge as part of the post-trial submissions. In the event that Andrew is unsuccessful in having the verdict set aside by the trial court, it intends to appeal.

On October 1, 2007, TruePosition filed a motion seeking a permanent injunction. On the same day, TruePosition also filed a motion seeking to increase the damages awarded, up to trebling the amount as well as the fees and expenses of its counsel. TruePosition may also seek to recover interest on the judgment. However, Andrew believes the damages awarded are inappropriate, as would be any increase, any award of interest, fees or expenses or the issuance of an injunction.

As a result of the jury verdict in the case, Andrew has recorded a $45.3 million pre-tax charge to its earnings in the fourth quarter of fiscal 2007, which is Andrew’s reasonable estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, Andrew is not currently able to assess the likelihood or magnitude of such potential losses.

At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. Andrew was awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer, for approximately two thousand additional cell sites. The jury verdict includes claims related to all such cell sites, including those already installed and those to be installed. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other Andrew Geometrix® customer installations that use different mobile location technologies are not impacted.

The company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The company does not believe that such other litigation, if adversely determined, would have a material effect on the company’s business, financial position, results of operations or cash flows.

11. Shareholders’ Equity

Common Stock

Shareholders of the company have authorized the issuance of 400,000,000 shares of common stock with a par value of $.01 per share. As of September 30, 2007, 156,024,217 shares of common stock were outstanding.

In fiscal 1997, the company’s Board of Directors authorized the company to repurchase up to 15 million common shares. Under this plan, the company repurchased a total of 11,785,432 shares at a cost of $222.2 million from 1997 to 2000. In August 2003, the company’s Board of Directors authorized the company to repurchase an additional 15 million shares of its common stock. These repurchases may be made on the open market or in negotiated transactions and the timing and amount of shares repurchased will be determined by the company’s management. In fiscal 2007, 2006 and 2005, the company repurchased 2,000,000 shares at a cost of $20.4 million, 4,000,000 shares at a cost of $39.4 million and 1,600,000 shares at a cost of $18.2 million under this share repurchase program, respectively. At September 30, 2007, there were 5,389,568 shares available for repurchase under the share repurchase program.

Common stock issued, outstanding and held in treasury is summarized in the table below:

	Year Ended September 30,
	2007	2006	2005
Shares of Common Stock – Issued
Balance at beginning of year	162,476,513	162,476,513	161,015,917
Shares issued for the conversion of preferred stock	—	—	1,372,906
Shares issued for stock options	—	—	87,690
Balance at End of Year	162,476,513	162,476,513	162,476,513

Shares of Common Stock – Held in Treasury
Balance at beginning of year	5,215,977	1,557,030	148,950
Stock repurchase	2,000,000	4,000,000	1,600,000
Shares issued for conversion of preferred stock	—	—	(14,984)
Stock options and other plans	(763,681)	(341,053)	(176,936)
Balance at End of Year	6,452,296	5,215,977	1,557,030

At September 30, 2007 the company had 15,713,322 shares of common stock that could potentially be issued under various stock-based compensation plans described in Note 12, Stock-Based Compensation. The company also has outstanding warrants issued as part of a fiscal 2004 litigation settlement with TruePosition that could result in the issuance of 1,000,000 shares. These warrants have an exercise price of $17.70 per share and expire on January 16, 2008. The company also has an additional 17,531,568 shares that could potentially be issued if the company’s convertible notes are converted. (see Note 7, Financing)

Convertible Preferred Stock

In fiscal 2003, as part of the Allen Telecom merger, the company issued 991,070 shares of Series A 7.75% convertible preferred stock. The company paid a regular quarterly preferred stock dividend of $0.2 million in fiscal 2005. On or after February 20, 2005, the company had the option to require conversion of all outstanding convertible preferred shares. In March 2005, the company exercised this option and converted the remaining 120,414 preferred shares into 1,387,890 shares of the company’s common stock.

12. Stock-Based Compensation

In the first quarter of fiscal 2006, the company adopted SFAS No. 123(R), Share-Based Payments, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the company to record compensation expense for all share-based payments, including employee stock options, at fair value. Prior to fiscal 2006, the company had accounted for its stock-based compensation awards pursuant to Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which allowed the use of the intrinsic value method. Under the intrinsic value method, compensation expense for stock option-based employee compensation was not recognized in the income statement since all stock options granted by the company had an exercise price equal to the market price of the underlying common stock on the option grant date.

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

The company maintains long-term management incentive plans (“LTIPs”) which provide for the issuance of equity-based awards including stock options, which vest over a four- or five-year period. During fiscal 2007 and 2006, the company granted 530,302 and 548,400 stock options, respectively, under its LTIPs. The company has elected to value these options using the Black-Scholes option-pricing model and has determined that the weighted average fair value of these options for fiscal 2007 and 2006 is $5.02 and $5.46, respectively. Total pre-tax compensation cost recognized during fiscal 2007 and 2006 for all stock options was $3.4 million and $4.3 million, respectively, or $0.01 earnings per share for each year. As of September 30, 2007, unrecognized compensation expense related to the unvested portion of the company’s stock options was approximately $4.2 million and the weighted average remaining vesting period of these options was 2.6 years.

The fair value of each option was estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Fiscal Year Ended September 30,
	2007	2006	2005
Risk-free interest rate	4.67%	4.42%	4.25%
Expected life	5.5 years	5.5 years	6.0 years
Expected volatility	50%	50%	66%
Dividend yield	0%	0%	0%
Estimated forfeitures	10%	10%	NA

The risk-free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted. The expected life used for options granted in fiscal 2007 and 2006 was based on historical data of employee exercise performance. Prior to fiscal 2006, the expected life was based on the average life of exercised options. The estimated volatility for fiscal 2007 and 2006 was based both on the company’s historical stock price volatility and the market-implied volatility from traded options. Prior to fiscal 2006, the company calculated volatility based only on historical stock price volatility. The company used an expected dividend yield of 0% for all periods because the company has never paid a dividend and does not anticipate paying dividends in the foreseeable future. Beginning in fiscal 2006, the company has used an estimated forfeiture rate based on historical data. The forfeiture rate used was 10% for both 2007 and 2006. Prior to fiscal 2006, the company used the actual forfeiture method allowed under SFAS No. 123 which assumed that all options would vest and pro forma expense was adjusted when options were forfeited.

A summary of the company’s stock option activity and related information follows:

	Year Ended September 30,
	2007	2006	2005
Outstanding at beginning of year	7,740,116	8,535,804	8,129,643
Granted	530,302	548,400	1,553,400
Expired or cancelled	(1,422,112)	(1,068,607)	(1,042,892)
Exercised	(349,625)	(275,481)	(104,347)
Outstanding at End of Year	6,498,681	7,740,116	8,535,804

Exercisable at End of Year	5,782,255	6,930,574	7,527,072

Weighted Average Exercise Price
Outstanding at beginning of year	$16.65	$17.41	$18.17
Granted	9.81	10.71	14.38
Expired or cancelled	22.62	21.75	19.45
Exercised	10.42	9.65	10.97
Outstanding at End of Year	15.14	16.65	17.41
Exercisable at End of Year	15.76	17.35	18.29

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005, was $5.02, $5.46 and $8.88, per share, respectively. During fiscal 2007, 2006 and 2005, 349,625, 275,481 and 104,347 of stock options were exercised, respectively, and the intrinsic value of these stock options was $1.0 million, $0.9 million and $0.2 million for fiscal 2007, 2006 and 2005, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2007, was $9.2 million and $6.6 million, respectively.

The range of exercise prices for options outstanding and exercisable at September 30, 2007 was $8.91 to $28.44.

		Weighted Average			Weighted Average
Range of Exercise Prices	Outstanding Options	Exercise Price	Remaining Life	Exercisable Options	Exercise Price	Remaining Life
$8.91 - $10.63	1,481,765	$9.75	7.35	854,372	$9.62	6.30
$11.09 - $12.91	1,315,483	11.45	6.21	1,227,794	11.46	6.15
$13.29 - $16.63	1,639,150	14.95	6.63	1,637,806	14.95	6.63
$17.40 - $18.22	516,778	17.62	2.62	516,778	17.62	2.62
$19.12 - $22.19	501,330	21.77	4.51	501,330	21.77	4.51
$22.65 - $24.00	1,016,175	23.16	2.27	1,016,175	23.16	2.27
$28.38 - $28.44	28,000	28.43	0.39	28,000	28.43	0.39
Total	6,498,681	$15.14	5.52	5,782,255	$15.76	5.14

The company also grants restricted stock units (“RSUs”) to officers, key employees and directors under its LTIPs. Each RSU entitles the participant to one share of the company’s common stock on the vesting date. SFAS No. 123(R) requires compensation expense to be adjusted for an estimated forfeiture factor. The company uses an estimated forfeiture rate of 10% based upon its historical experience. Compensation expense for RSUs is determined based on the market price of the company’s stock on the grant date and is recognized on a straight-line basis over the vesting period ranging from three to four years. Certain RSUs vest based on the company achieving a target return on invested capital (“ROIC”) goal in fiscal 2008 and 2009, respectively. The number of RSUs that vest will range from 0% to 125% of the grant based on the actual ROIC achieved in fiscal 2008 and 2009, respectively, for each grant. In determining compensation expense, the company assumed that the ROIC targets will be achieved at 100% of the grants. The company evaluates this assumption periodically. The fair value of these RSUs was based on the company’s common stock price at the date of each grant. The company recognized pre-tax compensation expense for RSUs of $7.5 million, $5.1 million and $2.5 million during fiscal 2007, 2006 and 2005, respectively.

The table below shows the company’s outstanding RSUs at September 30, 2007:

Grant Year	RSU’s Outstanding	Vesting Period	Weighted Average Fair Value	Unearned Compensation Expense (Dollars in thousands)	Weighted Average Remaining Life
2005	284,300	4 years	$13.51	$ 471	1.24 years
2006	96,625	4 years	$12.36	756	2.36 years
2006	582,822	performance-based	$10.21	1,891	1.10 years
2007	106,000	4 years	$10.37	905	3.40 years
2007	1,061,622	performance-based	$ 9.76	6,812	2.10 years
Total	2,131,369			$10,835

A summary of the company’s RSU activity and related information follows:

	Year Ended September 30,
	2007	2006	2005
Outstanding at beginning of year	1,518,023	791,400	345,300
Granted	1,236,916	827,059	499,800
Expired or cancelled	(199,890)	(34,864)	(53,700)
Vested	(423,680)	(65,572)	—
Outstanding at End of Year	2,131,369	1,518,023	791,400

Weighted Average Fair Value
Outstanding at beginning of year	$11.60	$12.80	$11.94
Granted	9.81	10.50	13.28
Expired or cancelled	10.72	11.11	11.65
Vested	12.19	12.60	—
Outstanding at End of Year	10.53	11.60	12.80

Included in the company’s statement of cash flows in net cash from operations for fiscal 2007, 2006 and 2005 is $10.9 million, $9.4 million and $2.5 million, respectively, of stock-based compensation expense. The $10.9 million for fiscal 2007 includes $3.4 million of stock option expense and $7.5 million of RSU amortization expense. The $9.4 million for fiscal 2006 includes $4.3 million of stock option expense and $5.1 million of RSU amortization expense. The $2.5 million for fiscal 2005 related entirely to RSU amortization expense. Prior to the adoption of SFAS No. 123(R), there was no stock option expense included in the fiscal 2005 statement of cash flows or net income. Financing activities include stock option exercises of $3.6 million, $3.3 million and $1.8 million, for fiscal 2007, 2006 and 2005, respectively. For fiscal 2007, this $3.6 million was comprised of proceeds received from the exercise of stock options. For fiscal 2006, this $3.3 million was comprised of $2.6 million of proceeds received from the exercise of stock options and $0.7 million for the benefits of tax deductions in excess of recognized compensation expense. For fiscal 2005, the entire $1.8 million was from the proceeds on exercise of stock options. In fiscal 2006, the company terminated its Employee Stock Purchase Plan (ESPP).

13. Segment and Geographic Information

The company manages its business in two operating groups which are comprised of five reportable segments: Antenna and Cable Products, Satellite Communications, Base Station Subsystems, Network Solutions, and Wireless Innovations.

Antenna and Cable Products includes a diverse product offering for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas. Satellite Communications is comprised of the following product lines: direct-to-home (“DTH”) satellite antennas, earth station antennas and systems (“ESA”) and high frequency (“HF”) / radar products. Base Station Subsystems products are integral components of wireless base stations and include products such as power amplifiers, filters, duplexers and combiners. Network Solutions includes geolocation products, network optimization analysis systems, and engineering and consulting services. Wireless Innovations products are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways and airports.

The company sells to a wide range of customers worldwide. In fiscal 2007, 2006 and 2005, no country outside of the United States accounted for 10% or more of total sales.

In fiscal 2007, Ericsson and Nokia Siemens Networks (“NSN”) accounted for 12% and 11% of total sales, respectively. No single customer accounted for 10% or more of total sales in fiscal 2006. In fiscal 2005, Cingular Wireless accounted for 11% of total company sales. NSN accounted for 13% of total accounts receivable as of September 30, 2007.

Principal financial data by segment and geographic selling location is as follows:

	Year Ended September 30,
Dollars in thousands	2007	2006	2005

Sales by Segment
Antenna and Cable Products
Antenna and Cable [1]	$1,412,479	$1,248,418	$1,049,775
Satellite Communications	103,928	121,833	139,594
Total Antenna and Cable Products	1,516,407	1,370,251	1,189,369
Wireless Network Solutions
Base Station Subsystems	403,539	504,865	446,001
Network Solutions	87,201	90,808	157,405
Wireless Innovations	187,966	180,169	168,459
Total Wireless Network Solutions	678,706	775,842	771,865
Total Sales	$2,195,113	$2,146,093	$1,961,234

1.	Includes sales for freight and distribution services of $31.8 million in fiscal 2007, $30.0 million in fiscal 2006 and $26.0 million in fiscal 2005 that are not included in the Antenna and Cable results for internal management reporting purposes.

	Year Ended September 30,
Dollars in thousands	2007	2006	2005

Sales by Geographic Area
United States – Domestic	$732,560	$929,417	$866,108
United States – Export	56,611	61,176	72,181
Europe, Middle East, Africa	814,719	681,123	630,803
Asia-Pacific	427,375	324,772	253,080
Other Americas	163,848	149,605	139,062
Total Sales	$2,195,113	$2,146,093	$1,961,234

	Year Ended September 30,
Dollars in thousands	2007		2006		2005
Operating Income (Loss) [2]
Antenna and Cable Products
Antenna and Cable[3]	$216,372		$194,302		$161,671
Satellite Communications	(49,744)	[4]	(18,294)		(5,511)
Total Antenna and Cable Products	166,628		176,008		156,160
Wireless Network Solutions
Base Station Subsystems	(146,816)	[5]	(6,925)	[6]	(32,856)	[7]
Network Solutions	(45,684)	[8]	9,725		61,097
Wireless Innovations	41,320		35,294		30,647
Total Wireless Network Solutions	(151,180)		38,094		58,888
Items not included in segments:
Unallocated Sales and Administrative Costs	(115,394)	[9]	(119,769)	[10]	(114,244)
Intangible Amortization	(17,186)		(19,011)		(22,100)
Unallocated Gain (loss) on Sale of Assets	1,702		8,008		(1,202)
Total Operating Income (Loss)	$(115,430)		$83,330		$77,502

2.	Segment operating income (loss) includes depreciation expense as provided in the table below.
3.	Includes operating income for freight and distribution services of $3.6 million in fiscal 2007, $2.7 million in fiscal 2006 and $2.9 million in fiscal 2005, which are not included in the Antenna and Cable results for internal management reporting purposes.
4.	Includes impairment charges of $13.3 million for goodwill, and $18.7 million for long-lived assets.
5.	Includes impairment charges of $107.9 million and $6.6 million for goodwill and capitalized software, respectively.
6.	Includes impairment charge of $3.9 million.
7.	On February 7, 2005, the company agreed to a request by one of its significant customers to conduct a field retrofit of a product the company sold which contained a defective component supplied by a third party. The company recorded a $16.6 million charge for this retrofit.
8.	Includes accrual for the TruePosition litigation of $45.3 million.
9.	Includes merger costs of $1.8 million.
10.	Includes merger costs of $13.5 million and pension termination gain of $14.2 million.

	September 30,
Dollars in thousands	2007	2006	2005
Assets Identifiable to
United States	$486,120	$562,609	$570,873
Europe, Middle East, Africa	567,915	491,243	442,432
Asia-Pacific	313,145	296,044	273,344
Other Americas	146,449	129,154	108,194
Goodwill & Other Intangible Assets	836,904	929,871	918,836
Consolidated Assets	$2,350,533	$2,408,921	$2,313,679

	September 30,
Dollars in thousands	2007	2006	2005
Long-lived Assets Identifiable to
United States	$60,882	$108,720	$91,546
Europe, Middle East, Africa	50,435	51,088	42,719
Asia-Pacific	78,199	78,470	66,674
Other Americas	26,044	25,733	30,623
Goodwill & Other Intangible Assets	836,904	929,871	918,836
Consolidated Long-lived Assets	$1,052,464	$1,193,882	$1,150,398

	September 30,
Dollars in thousands	2007	2006 [11]	2005 [11]
Assets Identifiable by Segment
Antenna and Cable Products
Antenna and Cable	$448,946	$416,200	$379,472
Satellite Communications	32,066	41,321	29,309
Total Antenna and Cable Products	481,012	457,521	408,781
Wireless Network Solutions
Base Station Subsystems	367,194	506,560	489,885
Network Solutions	130,214	125,576	119,183
Wireless Innovations	180,207	181,349	197,690
Total Wireless Network Solutions	677,615	813,485	806,758
Unallocated Assets	1,191,906	1,137,915	1,098,140
Consolidated Assets	$2,350,533	$2,408,921	$2,313,679

11. Prior year assets reclassified to include goodwill assigned to each segment.

	September 30,
Dollars in thousands	2007	2006	2005
Goodwill Identifiable by Segment
Antenna and Cable Products
Antenna and Cable	$233,894	$196,299	$186,308
Satellite Communications	—	14,207	7,085
Total Antenna and Cable Products	233,894	210,506	193,393
Wireless Network Solutions
Base Station Subsystems	308,255	411,782	402,799
Network Solutions	117,000	117,178	113,233
Wireless Innovations	141,866	143,200	152,658
Total Wireless Network Solutions	567,121	672,160	668,690
Total Goodwill	$801,015	$882,666	$862,083

	Year Ended September 30,
Dollars in thousands	2007	2006	2005
Depreciation Expense
Antenna and Cable Products
Antenna and Cable	$27,235	$25,276	$24,859
Satellite Communications	3,003	2,456	2,240
Total Antenna and Cable Products	30,238	27,732	27,099
Wireless Network Solutions
Base Station Subsystems	13,251	14,993	16,823
Network Solutions	4,636	3,719	3,140
Wireless Innovations	3,858	2,786	2,761
Total Wireless Network Solutions	21,745	21,498	22,724
Items not included in segments
Unallocated Depreciation Expense	9,693	10,987	12,079
Total Depreciation Expense	$61,676	$60,217	$61,902

	Year Ended September 30,
Dollars in thousands	2007	2006 [12]	2005
Capital Expenditures
Antenna and Cable Products
Antenna and Cable	$26,703	$26,625	$25,241
Satellite Communications	7,122	4,683	2,652
Total Antenna and Cable Products	33,825	31,308	27,893
Wireless Network Solutions
Base Station Subsystems	5,554	16,053	20,560
Network Solutions	6,025	3,240	3,187
Wireless Innovations	2,814	3,122	3,892
Total Wireless Network Solutions	14,393	22,415	27,639
Items not included in segments
Unallocated Capital Expenditures	9,601	17,310	10,837
Total Capital Expenditures	$57,819	$71,033	$66,369

12.	The amounts in 2006 exclude the non-cash capital lease obligation of $25.2 million for the Joliet, Illinois facility.

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

	Fiscal 2007
Dollars in thousands, except per share amounts	December	March	June	September	Total
Sales	$522,185	$502,721	$545,769	$624,438	$2,195,113
Gross profit	121,491	104,799	112,790	131,463	470,543
(Gain) Loss on sale of assets	(185)	(331)	(5,963)	888	(5,591)
Operating income (loss)	15,943	8,884	(85,704)[1]	(54,553)[2]	(115,430)
Income (loss) before income taxes	12,186	6,283	(88,904)	(58,687)	(129,122)
Net income (loss)	$(2,547)	$(1,958)	$(95,727)	$(62,590)	(162,822)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.61)	$(0.40)	$(1.04)

Common Stock Closing Price Range:
High	$10.59	$11.17	$14.44	$14.43
Low	$8.88	$9.99	$10.62	$13.67

1.	Includes $107.9 million goodwill impairment.
2.	Includes $45.3 million accrual for the TruePosition litigation and $41.6 million of goodwill and long-lived asset impairments.

	Fiscal 2006
Dollars in thousands, except per share amounts	December	March	June	September		Total
Sales	$514,699	$481,653	$550,688	$599,053		$2,146,093
Gross profit	117,006	99,417	121,611	135,345		473,379
(Gain) Loss on sale of assets	1,461	(72)	(262)	(9,135	) [4]	(8,008)
Operating income	21,264	8,588	18,026	35,452	[5]	83,330
Income before income taxes	18,530	5,113	14,241	31,224		69,108
Net income (loss)	$14,843	$3,569	$6,963	$(59,665)[3]		$(34,290)

Basic and diluted net income (loss) per share	$0.09	$0.02	$0.04	$(0.38	) [3]	$(0.22)

Common Stock Closing Price Range:
High	$11.57	$13.74	$12.24	$9.60
Low	$10.21	$10.62	$8.75	$7.42

3.	Includes a non-cash valuation allowance for deferred taxes of $83.4 million.
4.	Includes a gain on the sale of land at the Orland Park, Illinois facility of $9.0 million.
5.	Includes merger costs of $10.0 million and a pension termination gain of $14.2 million.

15. Subsequent Events

On October 24, 2007, the company announced it had entered into a transaction with Nokia Siemens Networks (“NSN”), whereby NSN purchased from the company intellectual property related to NSN’s filter products for wireless networks. NSN and its affiliates will also purchase products completed pursuant to the parties’ existing purchase agreements and have the option to acquire certain fixed assets and inventory related to the manufacture of NSN’s filter products. Andrew will continue to provide certain research and development services to NSN. Sales of filter products to NSN accounted for approximately 3% of the company’s revenues in fiscal 2007.

On November 6, 2007, the company announced that it had reached an agreement for the sale of its Satellite Communications business to Resilience Capital Partners, a Cleveland, Ohio-based private equity firm. Andrew expects the transaction to close prior to the end of calendar 2007. Under the agreement, Andrew will receive $9 million in cash at closing, $5 million in notes that will mature three years after closing, and an ownership stake of between 17 and 20 percent in the new satellite communications company that Resilience will establish with the acquired Andrew assets. Additionally, Andrew may receive up to $25 million in cash after three years based on the new company’s achievement of certain financial targets. Andrew expects to record a non-cash charge against earnings of approximately $15 million to $20 million in the first quarter of fiscal 2008 related to the transaction for the difference between the net assets sold and the net proceeds received.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Andrew Corporation

We have audited the accompanying consolidated balance sheets of Andrew Corporation and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, change in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrew Corporation and subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2006 and, effective for the fiscal year ended September 30, 2007, the Company adopted the provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Andrew Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

November 16, 2007

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

Management has assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2007. Based on this assessment, we believe that the internal control over financial reporting of the company was effective as of September 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of September 30, 2007, as stated in their report which is included herein.

/s/ Ralph E. Faison	/s/ Marty R. Kittrell
Ralph E. Faison	Marty R. Kittrell
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

of Andrew Corporation

We have audited Andrew Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Andrew Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Andrew Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Andrew Corporation and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, change in shareholder’s equity and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

November 16, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2007, the company’s management, including its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2007.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of Andrew

The following information lists our executive officers and directors as of the filing date of this Annual Report on Form 10-K.

JUSTIN C. CHOI, 42, senior vice president, general counsel and secretary, joined Andrew in March 2006. Prior to joining Andrew, he was employed by Avaya Inc., where he served as vice president—law, corporate and securities. He graduated from Johns Hopkins University with a Bachelor of Arts in philosophy and a Juris Doctorate from Northwestern University.

JOHN E. DESANA, 58, executive vice president and group president, Antenna and Cable Products, joined Andrew in March 1991 as operations manager, HELIAX® cable products. He was vice president, HELIAX® cable and accessories from November 1996 through November 1998, when he became group president of Antenna and Cable Products. Prior to joining Andrew, he was employed by Litton Industries and Belden Wire and Cable. He graduated from Xavier University with a Bachelor of Arts in economics.

JOHN R.D. DICKSON, 52, senior vice president and chief information officer, most recently served as vice president of Global Information Systems since 1996. He joined Andrew in 1975 and has held numerous management positions in engineering, business development, marketing and business unit management. He holds a Higher National Diploma in physics from Napier University, Edinburgh, Scotland.

RALPH E. FAISON, 49, director, president and chief executive officer, joined Andrew in June 2002 as a director, president and chief operating officer. He was formerly president and chief executive officer of Celiant Corporation from June 2001 until its acquisition by Andrew in June 2002. Prior to joining Celiant, he was vice president of New Ventures Group at Lucent Technologies from 1997 until June 2001. Previously, he was vice president of advertising and brand management at Lucent. Prior to Lucent, he held various positions at AT&T, including vice president and general manager of AT&T’s wireless business unit and manufacturing vice president for its consumer products unit in Bangkok, Thailand. He holds a Bachelor of Science in marketing from Georgia State University and a Master of Science in management from Stanford University. He is a member of the board of directors of NETGEAR, Inc. and Andrew, and a member of the National Foundation for Teaching Entrepreneurship Chicago Advisory Board.

DANIEL J. HARTNETT, 52, vice president, tax and treasury, joined Andrew in April 1997 as tax director and was elected vice president in July 2003. Prior to joining Andrew, he was employed by Sara Lee Corporation and the public accounting firm of Touche Ross. He holds a Juris Doctorate and Master of Science in taxation from DePaul University and a Bachelor of Science in Accountancy from Northern Illinois University. He is a CPA, member of the Illinois Bar, the AICPA and Tax Executives Institute.

ROBERT J. HUDZIK, 58, senior vice president and chief human resources officer, joined Andrew in July 1996. Previously he served as group president of the Wireless Innovations Group until October 2006. He has also been vice president, corporate development, and vice president, business development, for Andrew. Prior to joining Andrew, he was director, marketing and sales, network services for PTT Telecom (now KPN) in the Netherlands from 1994 until 1996. Prior to PTT Telecom, he was vice president, marketing for Ameritech Services from January 1990 to 1994. He holds a Bachelor of Science in electrical engineering from the University of Illinois at Urbana-Champaign and a Master of Business Administration from the University of Chicago.

MARTY R. KITTRELL, 51, executive vice president and chief financial officer, joined Andrew in June 2002 as vice president, strategic planning. He was formerly vice president and chief financial officer of Celiant Corporation. Between 1997 and 2000, he held various executive positions at BlueStar Battery Systems International, Worldtex, Inc. and Enfinity Corporation. Prior to that, he was vice president and chief financial officer from 1989 to 1997 of Exide Electronics Group, Inc. He holds a Bachelor of Science in accounting from Lipscomb University. He is a CPA, member of Financial Executives International (FEI), National Investor Relations Institute and AICPA. He is a member of the board of directors of NiSource Inc.

ROGER J. MANKA, 45, executive vice president and group president, Worldwide Sales and Marketing, joined Andrew in 2004. He joined Andrew from Commworks, a 3Com company, where he was vice president of worldwide sales. He has over 20 years of experience in selling systems, products and services in the wireless, wireline, voice applications and packet infrastructure markets. He graduated with a Bachelor of Science from the University of Illinois at Chicago.

CARLETON M. (MICKEY) MILLER, 44, executive vice president and group president, Wireless Network Solutions, joined Andrew in June 2004. Prior to his current role, he served as president, Base Station Subsystems Group. He came to Andrew from Tyco, where he was vice president of Tyco Electronics Power Systems. Prior to joining Tyco, he was vice president of telecom sales for Alpha Technologies, vice president of OEM sales for General Signal Best Power Division, and held various leadership positions at AT&T Microelectronics. He holds a Master of Business Administration in finance and marketing from Rockhurst College, studied finance at the London Business School, and holds a Bachelor of Science in industrial engineering from the University of Missouri.

MARK A. OLSON, 49, vice president, corporate controller and chief accounting officer, joined Andrew in 1993 as group controller. He was named corporate controller in 1998, vice president and corporate controller in 2000 and chief accounting officer in 2003. Prior to joining the company, he was employed by Nortel and Johnson & Johnson. He received a Bachelor of Arts in accounting and Spanish from Lewis University and a Master of Business Administration from DePaul University. He is a CPA and a member of the AICPA and the Illinois CPA Society.

WILLIAM L. BAX, 64, has been a director since 2006. Mr. Bax retired in 2003 as Chicago Area Managing Partner of PricewaterhouseCoopers, an international accounting, auditing and consulting firm. He was a partner in the firm for 26 years. He is also a director of Arthur J. Gallagher & Co., Northern Funds/Northern Institutional Funds, Big Shoulders Fund and Children’s Memorial Hospital and DePaul University.

THOMAS A. DONAHOE, 72, has been a director since 1998. Mr. Donahoe retired in 1996 as Vice Chairman and Midwest Managing Partner of Price Waterhouse LLP, an international accounting, auditing and consulting firm. He first joined Price Waterhouse in 1958 and became a partner of the firm in 1970. He is also a director of Nicor, Inc., A.M. Castle, Inc., a trustee of the Chicago Botanic Garden, Rush Medical Center, Kohl’s Children’s Museum, Hadley School for the Blind and The Presbyterian Homes.

JERE D. FLUNO, 66, has been a director since 1996. Mr. Fluno retired in 2001 as Vice Chairman of W.W. Grainger, Inc., a leading broad line supplier of facilities maintenance products serving businesses and institutions in Canada, China, Mexico and the United States. Mr. Fluno was employed by Grainger for 32 years in numerous executive management and financial positions. He is a director of the American Hotel Register Company, a lifetime trustee of the Museum of Science and Industry, an emeritus member of the University of Wisconsin School of Business Dean’s Advisory Board and a director of the University of Wisconsin Foundation, as well as other not-for-profit boards.

WILLIAM O. HUNT, 74, has been a director since 1999. Mr. Hunt was Chairman of the Board of Internet America, Inc., an internet service provider, from 1995 until 2003. He was Chairman of the Board of Intellicall, Inc., a public access telecommunications firm, from 1992 to 2001 and President and Chief Executive Officer from 1992 until 1998. He was Chairman of the Board, President and Chief Executive Officer of Alliance Telecommunications Corporation, a wireless telecommunications firm, from 1986 to 1992. Mr. Hunt also served as Chairman of the Board of Hogan Systems, Inc., a leading supplier of application software for the worldwide financial and banking industry, from 1990 to 1993 and as Vice Chairman from 1993 to 1996. He is also a director of Mobility Electronics, Inc.

GERALD A. POCH, 60, has been a director since 2002. Mr. Poch has been a Managing Director of Pequot Capital Management, Inc. and Senior Managing General Partner of the Pequot Capital Management, Inc. venture and private equity funds since 1998. He was previously the Chairman, President and CEO of GE Capital Information Technology Solutions, a technology solutions provider, from 1996 to 1998. Prior to that, Mr. Poch was founder, Co-Chairman and Co-President of AmeriData Technologies, Inc., a value added reseller, systems integrator and consulting firm for computer hardware and software systems. He is also a director of MTM Technologies, Inc., as well as numerous private companies.

ANNE F. POLLACK, 52, has been a director since 2005. Ms. Pollack retired in 2006 as Senior Vice President and Chief Investment Officer of New York Life Insurance Company, a position she held since January 2002. In January 2001, she was named Senior Vice President and Deputy Chief Investment Officer of New York Life, while also Chief Investment Officer of New York Life International, a position she held since 1998. She joined New York Life in 1980 and held a series of increasingly responsible positions in the investment and financial management divisions. She is also the Chairman of Community Preservation Corporation and a director of Coro New York Leadership Center.

GLEN O. TONEY, Ph.D., 68, has been a director since 1999. Dr. Toney retired in 2002 as Group Vice President, Corporate Affairs of Applied Materials, Inc., the leading worldwide supplier of semiconductor wafer fabrication equipment. Prior to that date, he was Group Vice President and Vice President, Global Human Resources since 1985. He first joined Applied Materials, Inc. in 1979. He is also a director of Tectura Corporation, Authenture Inc., Northern California Natural History Museum, and California State University System, Board of Trustees. Dr. Toney is also a member of the advisory board of the School of Engineering and Computer Science, the School of Natural Science and of the University President’s Advisory Board at California State University at Chico.

ANDREA L. ZOPP, 50, has been a director since 2005. Since August 2006, Ms. Zopp has been Senior Vice President, Human Resources of Exelon Corporation. Prior to her current position, Ms. Zopp was Senior Vice President and General Counsel of Sears Holdings Corporation from July 2003 to October 2005. Prior to joining Sears Holdings, Ms. Zopp was Vice President and Deputy General Counsel of Sara Lee Corporation from January 2000 to July 2003. She was a partner at the law firm of Sonnenschein, Nath & Rosenthal LLP from January 1997 to December 1999 and previously was a prosecutor with the Cook County State’s Attorney Office, serving as First Deputy State’s Attorney from April 1991 to November 1996. She is also a trustee of the National Urban League, the Chicago Area Project and Leadership Greater Chicago.

Corporate Governance Policies and Practices

We maintain a corporate governance page on our website at www.andrew.com. This website includes, among other items, the Andrew Corporation Governance Principles for the Board of Directors, charters of each committee of the Board, the Andrew Code of Conduct and information regarding our Whistleblower Policy.

We are proud of the fact that many of our policies and practices relating to corporate governance were in place prior to the passage of the Sarbanes-Oxley Act in 2002 and subsequent regulatory changes. Key policies and practices include:

•

Eight of the nine Andrew directors are independent directors, as defined by NASDAQ. Independent directors do not receive consulting, legal or other fees from Andrew other than Board and Committee compensation.

•	The Board’s current policy is to separate the roles of Chairman of the Board and Chief Executive Officer.

•	Gerald A. Poch, one of our independent directors, serves as our non-executive Chairman of the Board.

•	The Board regularly reviews and approves a succession plan covering the CEO and other senior executive positions.

•	The independent directors of the Board meet regularly without the presence of management.

•

All of our employees, officers and directors are subject to Andrew’s Code of Conduct. The Code meets the requirements of NASDAQ, as well as the code of ethics requirements of the SEC. Directors, officers and employees in sensitive positions are required to complete annual surveys relating to their knowledge of any violation of legal requirements or the Code of Conduct. We will endeavor to promptly post any amendment to or waivers of the Code of Conduct on our website (www.andrew.com).

•	Directors stand for re-election every year.

•

The Board has adopted a term limit of 12 years, a limit of four other public-company boards on which a director may serve in addition to service on the Andrew Board and an age limit under which a director will not be slated for re-election after the director exceeds age 72. The Corporate Governance and Nominating Committee has the authority to extend the term limit or retirement age of an individual director for a period of one year, with a maximum of three such extensions, if the Committee, in its discretion, believes such extension would best serve the interests of the company.

•	The Audit, Compensation and Human Resources, and Corporate Governance and Nominating Committees each consist entirely of independent directors.

•	At least annually, the Board reviews Andrew’s business unit initiatives, capital projects and budget matters.

•	The Audit Committee must review and approve any related party transaction.

•	The Board has implemented a process for periodic evaluation of the Board and each Committee.

•

Incentive compensation plans for executives link pay directly and objectively to measured financial goals set in advance by the Compensation and Human Resources Committee. For more information, see Item 11, Executive Compensation.

•

As part of our Whistleblower Policy, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. The Audit Committee receives directly, without management participation, all hotline activity reports, including complaints on accounting, internal controls or auditing matters.

•	Our Vice President of Internal Audit reports directly to the Audit Committee.

•	Directors are encouraged to attend our Annual Meeting. While their attendance is not required, all of our directors who were then serving attended our last Annual Meeting.

•

Directors are encouraged to attend educational seminars regarding topics of interest to directors of publicly traded companies. Courses certified by Institutional Shareholder Services, Inc. were provided to all directors in conjunction with scheduled Board meetings during fiscal 2007.

•

Our old Rights Agreement dated November 14, 1996, as amended, expired by its terms on December 16, 2006. The Board has determined that it is not in the best interests of the shareholders to replace the expired Rights Agreement with a new agreement at this time. Consistent with its fiduciary duties, the Board always has the right to approve a new rights agreement at any time it deems such an agreement is appropriate. In the event the Board adopts a rights agreement without prior shareholder approval, and in accordance with our governance policies, the Board would either submit the rights agreement to the shareholders for ratification or cause the rights agreement to expire within one year after its adoption by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers to send reports of their ownership of Andrew common stock and of changes in such ownership to the SEC and The NASDAQ Stock Exchange. SEC regulations also require the company to identify in this annual report on Form 10-K any person subject to this requirement who failed to file any such report on a timely basis. Based on our review of the reports we have received, we believe that all of our directors and officers complied with all the reporting requirements applicable to them with respect to transactions during fiscal 2007.

Meetings and Committees of the Board of Directors

The Board of Directors met ten times during the fiscal year. In addition to meetings of the full Board, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit, Compensation and Human Resources, and Corporate Governance and Nominating Committees. The independent directors designated Gerald A. Poch, one of our independent directors, to serve as our non-executive Chairman of the Board.

For additional information, including our Governance Principles for the Board of Directors and the current charter for each of our Board committees, please refer to our website at www.andrew.com. The following table shows the current membership on the standing committees:

Committee Membership

Name	Audit	Compensation and Human Resources	Corporate Governance and Nominating
William L. Bax	Chairman
Thomas A. Donahoe	Member	Member
Ralph E. Faison
Jere D. Fluno	Member		Member
William O. Hunt			Chairman
Anne F. Pollack	Member	Member
Glen O. Toney		Chairman
Andrea L. Zopp		Member	Member

Audit Committee:    The Audit Committee is comprised of four directors who meet the Audit Committee independence requirements of the SEC and NASDAQ. The committee assists the Board in fulfilling its oversight responsibilities relating to: our auditing, accounting and reporting practices; the adequacy of our systems of internal controls; and the quality and integrity of publicly reported financial disclosures. In this role, the committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees. The Board of Directors has determined that each member of the Committee meets the experience requirements of NASDAQ and that William L. Bax, Thomas A. Donahoe and Jere D. Fluno each meet the SEC’s definition of audit committee financial expert. Additional information on the committee and its activities is set forth in the “Report of the Audit Committee of the Board of Directors.” The Audit Committee met five times during the fiscal year, and the Chairman met quarterly with management and the external auditors prior to the release of our financial results.

Compensation and Human Resources Committee:    The Compensation and Human Resources Committee is comprised of three directors who meet the independence requirements of NASDAQ, are “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. This committee reviews management development and succession planning, establishes the compensation programs for officers and reviews the overall compensation and benefit programs. This committee also administers and selects participants for Andrew’s various executive compensation and benefit plans. The Compensation and Human Resources Committee met five times during the fiscal year.

Corporate Governance and Nominating Committee:    This committee is comprised of three directors who meet the independence requirements of NASDAQ. This committee identifies and recommends candidates for Board membership. The committee also considers the size, structure and general composition of the Board, reviews and assesses the adequacy of the company’s corporate governance practices and monitors the company’s compliance programs. The Corporate Governance and Nominating Committee met four times during the fiscal year.

Director Nominations:    The Corporate Governance and Nominating Committee is responsible for selecting director nominees and for establishing procedures for the submission of director candidates by shareholders. The Committee seeks individuals who will represent the diverse interests of our shareholders and bring to the Board a breadth of experience from a variety of industries and professional disciplines, as well as diverse personal backgrounds, professional and leadership experience, understanding of our business, personal integrity and proven ability to apply sound and independent business judgment, including each candidate’s ability to devote sufficient time to Board and committee meetings.

Report of the Audit Committee of the Board of Directors

The Audit Committee is composed of four independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Committee operates under a written charter adopted by the Board of Directors. A copy of the charter is available on our website, www.andrew.com.

Management is responsible for the internal controls and financial reporting process of Andrew. The independent auditors are responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and issuing a report to the company’s shareholders and Board of Directors on the results of this audit. The Committee’s responsibility is to monitor and oversee these processes.

At each of its five meetings during fiscal 2007, the Committee met and held discussions with management and Ernst & Young, independent auditors for Andrew. These meetings also included sessions at which management was not present. The Committee also held discussions with the Vice President of Internal Audit, including sessions at which management was not present. The Committee discussed with Ernst & Young the results of its examination of the consolidated financial statements, its evaluation of Andrew’s internal controls, and its assessment of the overall quality of the company’s financial controls. Management represented to the Committee that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee reviewed and discussed the consolidated financial statements with management and Ernst & Young. In connection with this review and discussion, the Audit Committee asked a number of follow-up questions of management and the independent auditors to help give the Committee comfort in connection with its review, and these questions were answered to the satisfaction of the Committee. The Committee also discussed with Ernst & Young matters related to the financial reporting process required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

During the course of fiscal 2007, management completed the documentation, testing and evaluation of Andrew’s system of internal control over financial reporting in response to the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. The Committee has been kept apprised of progress in this process including planning and execution updates provided by management and Ernst & Young at each of the regularly scheduled Committee meetings. At the conclusion of this process, the Committee received from management its assessment and report on the effectiveness of Andrew’s internal control over financial reporting. The Committee also received from Ernst & Young its report on Andrew’s internal control over financial reporting. The Committee reviewed and discussed the results of management’s assessment and Ernst & Young’s report as part of its oversight responsibility. These reports are included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Ernst & Young provided to the Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee reviewed with Ernst & Young that firm’s independence. The Committee determined that non-audit services provided by Ernst & Young during fiscal 2007 are compatible with maintaining their independence.

Based on the Committee’s discussion with management and Ernst & Young, the Committee’s review of the representations of management, and the report of Ernst & Young to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2007. The Committee has approved the retention of Ernst & Young as our independent auditors for fiscal 2008.

Audit Committee

William L. Bax, Chairman

Thomas A. Donahoe

Jere D. Fluno

Anne F. Pollack

Item 11.  Executive Compensation

The following Compensation Discussion and Analysis describes the material elements of compensation for the Andrew Corporation executive officers identified in the Summary Compensation Table (“Named Executive Officers” or “NEOs”).

Overview of Executive Compensation Program

The Compensation and Human Resources Committee (the “Committee”) has overall responsibility for establishing, implementing, and monitoring the company’s compensation plans and programs, including the compensation philosophy. As part of this responsibility, the Committee evaluates the performance of the Chief Executive Officer and determines his compensation in light of the goals and objectives of the company and the executive compensation program.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions, including approval of equity grant recommendations, to executive officers. However, in making its decisions, the Committee seeks and considers input from senior management. Senior management regularly participates in the Committee’s activities in the following specific respects:

•

The Chief Executive Officer reports to the Committee with respect to his evaluation of the performance of the company’s senior executives, including the other NEOs. Together with the Senior Vice President, Human Resources, he makes recommendations as to compensation decisions for these individuals, including base salary levels and the amount and mix of incentive awards.

•

The Chief Executive Officer, the Chief Financial Officer, and the Senior Vice President, Human Resources develop recommended performance objectives and targets for the company’s incentive compensation programs. The Senior Vice President, Human Resources assists the Chairman of the Committee in developing meeting agendas and manages the preparation and distribution of pre-meeting informational materials on the matters to be considered.

•

The Chief Executive Officer, the General Counsel, and the Senior Vice President, Human Resources attend the Committee meetings. Management generally does not attend the executive session of the Committee. However, there are times when the Committee requests that the Senior Vice President, Human Resources be present for all or a portion of an executive session.

Executive Compensation Philosophy and Objectives

The Committee’s principal objective in the design of the company’s compensation programs is to pay for performance. To this end, the Committee utilizes programs that are designed to reward executives based on the achievement of specified performance goals, and which align executives’ interests with those of shareholders. In addition, the compensation programs are designed to: (i) attract, retain, and motivate superior employees in key positions, and (ii) recognize individual and team achievement of company goals. In order to meet these objectives, the following policies and practices are utilized:

•

Competitive Compensation Arrangements.    In an effort to attract and retain talented executives, the Committee designs total compensation opportunities to be competitive relative to the compensation paid to similarly situated executives of our peer companies.

•

Performance-Based Compensation.    A significant portion of the total compensation opportunity for each NEO is considered “at risk” and is contingent on the achievement of strategic and operating goals (at both the corporate and business unit levels) that are intended to focus on increasing shareholder value.

•

Equity Awards and Stock Ownership Guidelines.    To help align the interests of executives with those of shareholders, the Committee provides a significant portion of the executives’ total compensation opportunity in the form of equity or equity-based awards. In addition, the company maintains stock ownership guidelines to help ensure that executives are shareholders to a significant degree, and to reinforce the importance of making sound long-term decisions.

The compensation philosophy and specific resulting compensation levels are reviewed annually and were last reviewed by the Committee at its September 2006 meeting. Based on this review, it was determined that no modifications were required.

Setting Executive Compensation

The Committee has structured the company’s executive compensation plans and programs to align with the above stated compensation philosophy and objectives. In furtherance of this, the Committee has engaged Hewitt Associates LLC, an outside global human resources consulting firm, to provide relevant market data as well as alternatives to consider when making compensation decisions for the executive officers.

To assist in making compensation decisions, the Committee compares each element of total compensation against a peer group of 26 companies (the “Compensation Peer Group”). The Compensation Peer Group, which is periodically reviewed and updated by the Committee, consists of companies with whom the Committee believes the company competes for talented executives. The companies comprising the Compensation Peer Group are:

Alcatel[1]	Goodrich Corporation	Rockwell Collins
Alltel Corporation	EDO Corporation[3]	Schneider Electric USA
Ametek, Inc.	Imation	Solectron Corporation
Arrow Electronics, Inc.	ITT Industries, Inc.	Teradyne, Inc.
Avaya Inc.[2]	Milacron Inc.	Texas Instruments Incorporated
Briggs & Stratton Corporation	Molex Incorporated	Thomas & Betts Corporation
Brightpoint, Inc.	PanAmSat Corporation	W.W. Grainger, Inc.
Brunswick Corporation	Qwest Communications	Zebra Technologies Corporation
Cooper Industries, Inc.	Rockwell Automation

1.	Alcatel merged with Lucent Technologies, Inc. in November 2006.
2.	Avaya was acquired by Silver Lake and TPG Capital in October 2007.
3.	In September 2007, EDO Corporation agreed to be acquired by ITT Corporation.

For comparison purposes, the company’s annual revenues are below the median revenues of the Compensation Peer Group. Because of the variance in size among the companies comprising the Compensation Peer Group, regression analysis is used to adjust the compensation data for differences in company revenues. This adjusted value is used as the basis of comparison of compensation between the company and the companies in the Compensation Peer Group. We use this approach to competitive benchmarking because we believe that our senior executives have skills that are transferable across industries and this allows us to better attract, retain, and appropriately reward our executives.

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no preestablished policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information provided by Hewitt Associates to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the company or the individual, depending on the type of award, compared to established goals.

Elements of the Andrew Compensation Program

Overview and Analysis

The primary components of Andrew’s executive compensation program are base salary, annual incentives, and long-term incentives (collectively, “direct compensation”). Each of these components is set in relation to competitive market levels among the Compensation Peer Group, as described above. As mentioned previously, there is no particular target proportion among these components or between equity and nonequity awards. However, the program contemplates that a significant portion of each executive’s direct compensation is performance-based and therefore is at risk. Performance-based awards, whether in the form of equity or nonequity, are tied to achievement of goals that are intended to improve, or reflect improvements in, shareholder value.

Variations from peer group median base salary levels are made for some individuals based on their responsibilities, experience, expertise, and performance. In addition, when recruiting new executives, sometimes a base salary above the median of the peer group must be offered, in order to attract outstanding candidates. When establishing pay levels for executives, the Committee will consider internal pay equity among the executive group. Based on these factors, the Committee believes that the design and payout levels for each component of pay, as well as total target compensation, are appropriate.

Each component of the executive compensation program is discussed below.

Components

Base Salary

The company provides NEOs and other employees with base salary to compensate them for services rendered during the fiscal year. Generally, base salary levels are targeted to approximate the median for similar positions in the Compensation Peer Group.

The Committee reviews base salaries for executive officers (including the NEOs) at the beginning of each fiscal year. Annual salary increases, which are generally effective on April 1 of each year, are based on an evaluation of each individual’s performance and on his level of pay compared to that for similar positions at the Compensation Peer Group, as indicated by the market data. The Committee also reviews and adjusts base salaries for executive officers at the time of any promotion or change in responsibilities.

In November 2006, the Committee reviewed the salaries for the NEOs for fiscal 2007 and approved the following base salary increases to be effective as of April 1, 2007:

NEO	Title	New Base Salary	Percent Increase	Effective Date
Ralph Faison	President and Chief Executive Officer	$633,100	0%	4/1/2007
Marty Kittrell	EVP and Chief Financial Officer	$412,000	3.00%	4/1/2007
John DeSana	EVP and Group President, Antenna & Cable Products	$390,288	3.80%	4/1/2007
Roger Manka	EVP and Group President, Worldwide Sales & Marketing	$390,340	13.10%	4/1/2007
Carleton Miller	EVP and Group President, Wireless Network Solutions	$387,280	3.00%	4/1/2007

At the CEO’s request, he did not accept a base salary increase for either fiscal 2006 or fiscal 2007. It is the Committee’s view that Andrew’s organization structure and assignment of responsibilities among the three main business unit heads should result in a comparable level of compensation for DeSana, Miller, and Manka. Therefore, Mr. Manka’s salary was increased twice during fiscal 2007 to bring his salary more in line with the other two business unit heads.

Annual Incentives

Under the Andrew Corporation Management Incentive Plan, which was approved by the company’s Board of Directors and became effective on November 17, 2004, subject to shareholder approval which was obtained at the company’s Annual Meeting held February 8, 2005, covered employees (including the NEOs) can earn annual bonuses based on company and business unit performance against goals established by the Committee at the beginning of the fiscal year. The annual incentive plan is designed to provide an incentive for and reward executives for achieving or exceeding the Fiscal Operating Plan approved by the Board of Directors. Target annual bonus opportunities for the NEOs are generally set to target the median for similar positions in the Compensation Peer Group. For fiscal 2007, these targeted amounts ranged from 85 to 125 percent of base salary, as follows:

NEO	Targeted Annual Incentive (as a % of Base Salary)
Ralph Faison	125%
Marty Kittrell	85%
John DeSana	85%
Roger Manka	85%
Carleton Miller	85%

The annual incentive goals for fiscal 2007 are based on the levels of operating income (as a percent of revenue), revenue, and free cash flow that are achieved for the year, measured against targeted levels established by the Committee. For fiscal 2007, these performance metrics were weighted 50, 30, and 20 percent, respectively. Mr. Faison, Mr. Kittrell, and Mr. Manka were measured 100 percent based on achievement of the performance metrics at the corporate level. For Mr. Miller and Mr. DeSana, their performance was measured 60 percent at the corporate level and 40 percent at their respective business unit level.

Operating income is defined as revenue less the cost to design, to manufacture product or render services, to sell and to provide the administrative support associated with that revenue; revenue is defined as the consideration received for products sold, and services rendered, by the company; and free cash flow equals net cash from operations minus capital expenditures, where net cash from operations is defined as net income adjusted for non-cash items such as depreciation, plus or minus the change in working capital from the period being measured. The Committee chose these measures because they are commonly used by the investment community to analyze operating performance and entity valuation and, as such, they are factors in the value of shareholders’ investment in the company.

In addition, these metrics were chosen to provide a balanced management approach to achieving the financial objectives of the company: targeting revenue drives top-line growth for the company, driving increased sales, expanding product offerings, and targeting new markets with new distribution channels. Targeting cash flow insures that management is addressing the efficient use of capital, is managing its collections, days of sales outstanding (DSOs), and managing inventory levels and turnover. Operating income is a measure of the profitability and earnings generation for the shareholders and a key source of funds for reinvestment in the company’s growth.

The mix of weightings was chosen to place the greatest weight on income generation and profitability; revenue was weighted second to incent the sales and growth of the top line of the business; and the free cash flow metric helps insure management attention to the use of funds and management focus on inventory and collections, also a source or use of funds for continued reinvestment in the business.

The 60/40 allocation for the business unit heads is designed to place emphasis on managing the segment businesses with a bias to subordinating segment performance to overall corporate performance, to support sister businesses, to cooperate on pricing and delivery matters for cross-segment sales proposals and solutions—in other words, to make decisions that optimize company results on behalf of our shareholders.

To determine the actual level of bonuses paid, performance is measured against the targeted levels set based on the Board-approved Fiscal Operating Plan. If a threshold level of performance is not met, then no bonus is earned for that metric. A 50 percent threshold level of performance was established for each of the three performance metrics described above. However, the Committee retains discretion to adjust actual bonus payouts. For both individual and funding purposes, the Committee does consider reasonable adjustments to amounts paid to the NEOs. These adjustments may include items such as impairment charges for goodwill or other assets, any acquisition or divestiture-related expenses, gains or losses, restructuring costs, and accounting standards changes.

The following table summarizes the incentive performance metrics and respective bonus amounts for fiscal 2007.

Fiscal 2007 Incentive Plan Performance Metrics (dollars in thousands)

Free Cash Flow @ 20%	Threshold 50%	Target 100%	Maximum 200%	Fiscal 2007 Achievement	% Payout Earned
Total Andrew	15,951	56,741	105,030	(709)	0%
Antenna & Cable Products	162,116	191,345	220,574	192,954	106%
Wireless Network Solutions	55,215	70,384	85,553	46,164	0%

Revenue @ 30%	Threshold 50%	Target 100%	Maximum 200%	Fiscal 2007 Achievement	% Payout Earned
Total Andrew	2,106,486	2,340,540	2,574,954	2,195,113	69%
Antenna & Cable Products	1,293,734	1,437,482	1,581,230	1,478,722	129%
Wireless Network Solutions	742,759	825,288	907,817	684,562	0%

Operating Profit % @ 50%	Threshold 50%	Target 100%	Maximum 200%	Fiscal 2007 Achievement	% Payout Earned
Total Andrew	5.2%	6.7%	8.2%	5.0%	0%
Antenna & Cable Products	12.1%	14.1%	16.1%	13.3%	83%
Wireless Network Solutions	5.0%	7.0%	9.0%	1.5%	0%

The Committee made annual incentive bonus awards to the NEOs, based on the achievement of the above performance objectives, with respect to fiscal 2007 as follows:

NEO	Fiscal 2007 Annual Incentive
Ralph Faison	$161,441
Marty Kittrell	72,491
John DeSana	175,758
Roger Manka	68,680
Carleton Miller	40,885

Andrew’s performance in growing revenue is notable given the challenges that exist in today’s wireless market, especially in North America. Like others in the industry, Andrew remains challenged by the huge temporary reduction in spending in the United States; however, Andrew registered robust growth in every region outside of North America. In addition, this was accomplished while merger planning and transition work with CommScope has been ongoing.

Despite an overall improvement in operating performance, the addition of some non-cash significant items negatively impacted Andrew. Andrew incurred a non-cash charge of $45 million related to an intellectual property lawsuit ruling, which the Committee strongly opposes, and non-cash asset impairment charges of $151 million, primarily related to the Satellite Communications and Base Station Subsystems businesses.

See the table under the heading Grants of Plan-Based Awards for information on the target and maximum awards for each NEO for fiscal 2007, and see the column headed “Non-Equity Incentive Plan Compensation” and the related footnote in the table under Summary Compensation Table for information on actual annual incentive bonus payments made with respect to fiscal 2007. Total payouts of annual incentive bonuses for fiscal 2007, as a percentage of base salary, were 25.5 percent for Mr. Faison, 18.0 percent for Mr. Kittrell, 18.0 percent for Mr. Manka, 11.0 percent for Mr. Miller, and 45.0 percent for Mr. DeSana.

Long-Term Incentives

Beginning in fiscal 2006, the Committee approved a new long-term incentive program that included the use of three different vehicles; stock options, performance-vested restricted stock units (“PRSUs”), and long-term cash awards. This mix of long-term incentive vehicles was chosen to provide balance between short- and long-term incentives—adding emphasis to the long-term generation of cash and producing results that drive increased return on invested capital (“ROIC”) and share price growth based on superior results. This mix was also found to be consistent with peer company trends from a competitiveness perspective. This mix of long-term incentive vehicles is intended to: (i) deliver market-competitive long-term incentive opportunities (stated in terms of “economic value”) that are targeted at the median of the Compensation Peer Group, and (ii) foster the behaviors and long-term perspective necessary for creating shareholder value. To this end, each type of award is either equity-based or is tied to metrics that are viewed as critical to creating shareholder value.

Based on the design of the long-term cash plan (as more fully described below), no grants of cash-based long-term incentives were made in fiscal 2007. Therefore, except as explained below, the fiscal 2007 grants included a mix of stock options and PRSUs only.

Stock Options

Stock options were granted to each of the NEOs during fiscal 2007. It is the Committee’s belief that stock options help the company to:

•	Enhance the link between long-term incentive compensation and the creation of shareholder value;

•	Provide an opportunity for executives to increase their equity ownership in the company; and

•	Aid in maintaining a competitive level of compensation.

Grant Size

The number of stock options granted was determined based on delivering 50 percent of each NEO’s long-term economic value, as approved by the Committee. The actual number of stock options granted to each NEO was determined using a Black-Scholes option valuation methodology.

NEO	Number of Stock Options Granted, November 2006
Ralph Faison	209,000
Marty Kittrell	41,200
John DeSana	35,126
Roger Manka	35,024
Carleton Miller	34,855

Grant Timing and Price

Stock option grants are reviewed, discussed, and approved annually at the November Committee meeting, after the earnings release for the prior fiscal year. The exercise price of each stock option is based on the average of the high and low stock trading price on the date of grant.

Grant Design

Stock options generally vest 25 percent per year over a four-year period and have a term of ten years. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Performance-Based Restricted Stock Units (PRSUs)

PRSUs were granted to executives and were intended to deliver approximately 50 percent of the long-term economic value to each NEO. The PRSUs are units valued by reference to a designated number of shares of company common stock. The Committee grants a target number of PRSUs to each NEO and establishes performance objectives that, for recent grants, have been based on the company’s ROIC over a three-year performance period covering fiscal years 2007, 2008, and 2009. ROIC was chosen as the metric since it is a measure of the company’s use of invested funds and is closely related to creating shareholder value.

ROIC, or return on invested capital, equals net income divided by invested capital. Invested capital is defined as the sum of shareholders equity plus total debt.

Participants earn awards at the end of the three-year performance period based on actual performance against target levels of ROIC as established by the Committee at the beginning of the performance period. Award payments can vary from 75 to 125 percent of the target award of shares. No awards will be earned unless the company’s ROIC is at least equal to a stated threshold percentage over the period. No dividends or dividend equivalents are paid or accrued prior to the payout of any earned shares. The number of earned PRSUs will be paid out in shares of the company’s common stock. Please refer to the Grant of Plan-Based Awards Table for grants to NEOs during fiscal 2007.

Long-Term Cash Plan

As discussed previously, a long-term cash opportunity was granted to executive officers during fiscal 2006. These long-term cash awards will be earned based on the achievement of a free cash flow target. The free cash flow target is based upon cumulative targeted free cash flow for fiscal 2006, 2007, and 2008, and is set at $235 million. Achievement against the target will be assessed at the end of each of fiscal 2007, fiscal 2008, and fiscal 2009. Awards are actually paid in the year in which the targeted goal is achieved. A new long-term cash award is not granted until the fiscal year following the year in which the targeted goal is achieved. If the targeted goal is not achieved by the end of fiscal 2009, the award is forfeited.

As of the end of fiscal 2007, the targeted free cash flow goal was not achieved. Therefore, no new grants under this plan were made in fiscal 2007.

Restricted Stock Grant

In addition to stock options and PRSUs, Mr. Faison received a grant of 20,000 time-based restricted stock units (“RSUs”) in lieu of a salary increase for fiscal 2007. The RSUs vest on a cliff basis, on the four-year anniversary date of the grant.

Retirement Benefit Plans

The company maintains a tax-qualified defined contribution savings plan, the Andrew Profit Sharing Trust (“APST”), that permits eligible employees to make pre-tax and/or after-tax contributions up to specified plan and government-imposed limitations. The company matches 100 percent of an employee’s pre-tax contributions to the APST that do not exceed 3 percent of the employee’s eligible compensation and makes discretionary profit sharing contributions to the APST that are allocated among eligible employees on the basis of compensation.

The company also maintains a nonqualified supplemental savings plan, the Employee Retirement Benefit Restoration Plan (“ERBR”), that provides for employer matching and profit sharing contributions without regard to the limitations imposed by the Internal Revenue Code (“IRC”) on qualified defined contribution plans. The ERBR, which covers a select group of management-level or highly compensated employees, was established to provide eligible employees, including the NEOs, with a market-competitive retirement savings opportunity.

All of the NEOs may participate in the APST and ERBR on the same basis as other eligible employees. Employee contributions made by NEOs to the APST in fiscal 2007 are included in the column headed “Salary,” and the company’s matching and profit sharing contributions to the APST and ERBR are included in the column headed “All Other Compensation,” in each case in the table under Summary Compensation Table below. Employer matching and profit sharing contributions to the ERBR for fiscal 2007 are also included in the column headed “Registrant Contributions in Last FY” in the table under Nonqualified Deferred Compensation Table below.

Severance and Change-in-Control Protection

The company established an executive officer severance plan covering, and has entered into change-in-control agreements with, the NEOs and certain other officers. These are more fully described under the caption “Potential Payments Upon Termination or Change in Control.” The plan and agreements are intended to protect senior executives from the loss of reasonably expected compensation and benefits if the executive is terminated without cause by the company or the executive is constructively terminated as a result of certain adverse actions taken by the company, in either case either before or after a change in control.

Perquisites

The only perquisites that were received by the NEOs in fiscal 2007 were company-paid executive physicals and executive financial counseling services, as reported under the column heading “All Other Compensation” and the related footnote in the table under Summary Compensation Table below. These two perquisites were provided to help keep the executive team healthy and fit (to help promote the continuity of the management team) and to help ensure that the executives’ financial position is monitored and in order.

Health, Welfare, and Other Fringe Benefits

The company maintains health, welfare, and other fringe benefits, including medical, dental, vision, disability, and life insurance programs, and the NEOs are eligible to participate in these programs on the same basis as other employees. Providing these benefits is necessary for the company to remain competitive with other employers.

Employment Agreements

Except for the change-in-control agreements described above, the company has not entered into individual employment agreements with any of the company’s NEOs. For a discussion of the terms and conditions of executive officers’ compensation, see “Elements of the Andrew Compensation Program,” above.

Stock Ownership Guidelines

As noted above, alignment of the financial interests of the company’s key executives with those of its shareholders is a fundamental objective of the Committee’s program and helps to carry out its “pay for performance” philosophy. The current stock ownership guidelines were last reviewed during fiscal 2007, resulting in some program changes. As modified by the Committee, the program is described below. The Committee has set minimum ownership guidelines that require each officer and other executives to own a specified number of shares of Andrew Corporation common stock based on a multiple of salary, as follows:

Executive Officer	Minimum Number of Shares Owned
Chief Executive Officer	Five (5) times annual salary
Executive Vice Presidents	Three (3) times annual salary
Senior Vice Presidents	Two (2) times annual salary
Corporate Vice Presidents	One and one-half (1.5) times annual salary

Executives must retain 50 percent of any after-tax gains from stock option exercises and delivery of restricted stock units until the guideline level is attained. In determining the number of shares owned by the executives, the following are counted: shares owned outright, shares owned through retirement plans, and 70 percent of unvested time-based restricted stock or restricted stock units. The following table summarizes the progress of each NEO to the ownership requirements as of the end of fiscal 2007.

NEO	Current Guideline ($)[1]	Share Requirement[2]	Actual Shares Counted
Ralph Faison	$3,165,500	186,206	213,613
Marty Kittrell	$1,236,000	72,706	49,904
John DeSana	$1,170,864	68,874	74,647
Roger Manka	$1,171,020	68,884	25,529
Carleton Miller	$1,161,840	68,344	31,417

1.	Represents each NEO’s base salary as of the end of fiscal 2007 multiplied by the respective guideline multiple (a multiple of 5× for Mr. Faison and a multiple of 3× for the other NEOs).
2.	For purposes of determining the share requirement for each NEO, the Committee approved, during fiscal 2006, the use of a fixed stock price that would be effective for a period of two years.

Tax Deductibility of Executive Compensation

Section 162(m) of the IRC generally limits the deductibility of compensation paid to each NEO to $1,000,000 per year. An exception to this rule exists for any compensation that is “performance-based,” as defined in the IRC. Annual and long-term incentive awards are designed to be “performance-based” for purposes of Section 162(m) and would not be subject to the deductibility limit. However, salaries, service-based restricted shares, special employment and retention incentives, and special annual bonus payments do not qualify as “performance-based” compensation for this purpose.

Although the Committee’s policy is to structure compensation arrangements when possible in a manner that will avoid limits on deductibility, it is not a primary objective of the company’s compensation program. In the view of the Committee, meeting the objectives stated above is more important than the ability to deduct the compensation for tax purposes.

Financial Restatement

Andrew currently does not have a policy governing executives “paying back” bonuses from previous years if it is determined, through financial restatement or other factors, that the original goals set in those years had not been met. Bonuses are based on achieved financial targets and are determined only on our audited financial statements.

Report of the Compensation and Human Resources Committee

This report is submitted by the Compensation and Human Resources Committee of the Board of Directors.

The Compensation and Human Resources Committee has reviewed the Compensation Discussion and Analysis prepared by management and discussed it with management and, based on the review and discussion, has recommended to the Board that it be included in this Form 10-K.

Compensation and Human Resources Committee:

Glen O. Toney, Chairman

Thomas A. Donahoe

Anne F. Pollack

Andrea L. Zopp

Executive Compensation

Summary Compensation Table

The following table provides information for fiscal 2007 regarding the compensation earned by the company’s Chief Executive Officer and Chief Financial Officer, and by each of the company’s other three most highly compensated executive officers (the NEOs) for fiscal 2007, for services rendered to the company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e) (1)	Option Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i) (2)	Total ($) (j)
Ralph Faison, President and Chief Executive Officer	Fiscal 2007	$633,100	$—	$872,048	$798,012	$161,441	$—	$63,910	$2,528,511

Marty Kittrell, Executive Vice President & Chief Financial Officer	Fiscal 2007	$406,000	$—	$257,665	$212,675	$72,491	$—	$43,796	$992,627

John DeSana, Executive Vice President & Group President, Antenna & Cable Products	Fiscal 2007	$383,144	$—	$228,378	$134,981	$175,758	$—	$44,515	$966,776

Roger Manka, Executive Vice President & Group President, Worldwide Sales & Marketing	Fiscal 2007	$375,433	$—	$203,515	$193,833	$68,680	$—	$43,929	$885,390

Carleton Miller, Executive Vice President & Group President, Wireless Network Solutions	Fiscal 2007	$381,640	$—	$296,975	$62,407	$40,885	$—	$40,503	$822,410

1.	Assumptions used in the calculation of the amounts in columns (e) and (f) are set forth in Note 12, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements. The amounts shown in columns (e) and (f) reflect Andrew’s accounting expense for these awards under SFAS 123(R), and do not correspond to the actual value that will be recognized by the NEOs.
2.	The amounts represent for each NEO:
a.	Company matching contributions of $6,600, and profit sharing contributions of $3,212, to the APST, a tax qualified defined contribution plan.
b.	Company matching and profit sharing contributions to the ERBR as shown below:

NEO	ERBR Match	ERBR Profit Sharing
Faison	$24,169	$11,762
Kittrell	$10,639	$5,178
DeSana	$11,123	$5,413
Manka	$10,729	$5,221
Miller	$9,003	$4,381

c.	An annual payment of $11,000 for financial planning and tax preparation grossed-up for taxes; the value of the gross-up for all except Miller is $7,167 and for Miller is $6,307. None of the NEOs utilized the allowance benefit coverage for an annual physical during fiscal 2007.

Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Closing Price on Award Date	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k) (3)	(l)	(m) (4)
Ralph Faison	11/16/2006	$395,688	$791,375	$1,582,750	104,250	139,000	173,750	20,000	209,000	$9.76	$9.85	$2,596,840

Marty Kittrell	11/16/2006	$175,100	$350,200	$700,400	20,600	27,467	34,334	—	41,200	$9.76	$9.85	$474,078

John DeSana	11/16/2006	$165,872	$331,745	$663,490	17,563	23,417	29,271	—	35,126	$9.76	$9.85	$404,180

Roger Manka	11/16/2006	$165,895	$331,789	$663,578	17,513	23,350	29,188	—	35,024	$9.76	$9.85	$403,016

Carleton Miller	11/16/2006	$164,594	$329,188	$658,376	17,428	23,237	29,046	—	34,855	$9.76	$9.85	$401,068

1.	See discussion under Annual Incentives on pages 91 through 93 which describes the company’s annual incentive plan. The targeted amounts represent the applicable percentage of base salary for each NEO (125% for Mr. Faison and 85% for the other NEOs). The amount of any incentive paid is based on the level of attainment of the three financial targets (free cash flow, revenue and operating profit). The actual financial targets for fiscal 2007 are shown on page 93. The “threshold” incentive payout amount would be paid if the threshold financial targets are achieved and the “maximum” incentive payout amount would be paid if the maximum financial targets are achieved or exceeded. If threshold targets are not attained, no incentive payments would be made.
2.	See discussion under Long-Term Incentives on pages 94 and 95 which describes the company’s use of stock option awards, PRSUs and long-term cash plans. Awards under these columns represent grants of PRSUs. A target for ROIC is established at the time of grant. The following goals apply:
•	Threshold: 5.0% ROIC
•	Target: 6.5% ROIC
•	Maximum: 8.0% ROIC
The measurement date is September 30, 2009, with the “performance period” beginning October 1, 2006 and ending on the measurement date. The ROIC is: (i) net income for fiscal year 2009, divided by (ii) invested capital (debt + equity) for fiscal 2009. If the ROIC target is met, the vesting date for the applicable number of PRSUs would be the date of the Compensation and Human Resources Committee’s first regularly scheduled meeting following the measurement date, at which time the Committee would certify the level of attainment of the performance goals. The executive must be on the company’s payroll on the date of vesting in order to receive the benefits of the applicable award.
3.	Exercise Price of Option Award is determined by the average of the high and low of the company’s stock price on the grant date.
4.	Assumptions used in the calculation of the amounts in column (m) are set forth in Note 12, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements. The amounts shown in columns (m) reflect the Black-Scholes value at grant, and do not correspond to the actual value that will be recognized by the NEOs.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth information concerning outstanding equity awards held by the company’s NEOs at September 30, 2007:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b) (1)	(c) (1)	(d)	(e)	(f)	(g) (2)	(h) (2)	(i) (3)	(j) (3)
Ralph Faison	200,000	—		$16.63	06/05/2012
Ralph Faison	150,000	—		$9.36	11/13/2012
Ralph Faison	150,000	50,000		$11.30	12/04/2013
Ralph Faison	240,700	—		$14.58	11/16/2014
Ralph Faison	43,000	129,000		$10.27	11/16/2015
Ralph Faison	—	209,000		$9.76	11/16/2016
Ralph Faison						71,850	$995,123	184,000	$2,548,400

Marty Kittrell	25,000	—		$16.63	06/05/2012
Marty Kittrell	20,000	—		$9.36	11/13/2012
Marty Kittrell	50,000	—		$11.22	07/16/2013
Marty Kittrell	30,000	10,000		$11.30	12/04/2013
Marty Kittrell	59,000	—		$14.58	11/16/2014
Marty Kittrell	7,500	22,500		$10.27	11/16/2015
Marty Kittrell	—	41,200		$9.76	11/16/2016
Marty Kittrell						20,800	$288,080	47,467	$657,418

John DeSana	20,000	—		$23.13	11/12/2007
John DeSana	39,125	—		$17.56	11/11/2008
John DeSana	35,000	—		$23.81	02/08/2010
John DeSana	55,000	—		$22.65	10/23/2010
John DeSana	45,000	—		$22.19	11/14/2011
John DeSana	40,000	—		$9.36	11/13/2012
John DeSana	30,000	10,000		$11.30	12/04/2013
John DeSana	56,800	—		$14.58	11/16/2014
John DeSana	5,000	15,000		$10.27	11/16/2015
John DeSana	—	35,126		$9.76	11/16/2016
John DeSana						20,700	$286,695	38,417	$532,075

Roger Manka	56,250	18,750		$11.67	12/30/2013
Roger Manka	50,600	—		$14.58	11/16/2014
Roger Manka	5,000	15,000		$10.27	11/16/2015
Roger Manka	—	35,024		$9.76	11/16/2016
Roger Manka						15,900	$220,215	38,350	$531,148

Carlton Miller	75,000	—		$19.49	05/28/2014
Carlton Miller	58,100	—		$14.58	11/16/2014
Carlton Miller	5,000	15,000		$10.27	11/16/2015
Carlton Miller	—	34,855		$9.76	11/16/2016
Carlton Miller						18,300	$253,455	38,237	$529,582

1.	Stock Options vest 25% per year over a four-year period and have a term of ten years.
2.	Time based RSUs have two alternative vesting schedules: (a) cliff vest at the end of 4 years; or (b) 25% per year over a four-year period.
3.	Performance based RSUs vest at the end of the 3 year performance period.

Options Exercised And Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares (#) (b)	Value Realized On ($) (c)	Number of Shares (#) (d)	Value Realized on Vesting ($) (e)

Ralph Faison	—	$—	69,725	$703,535
Marty Kittrell	—	$—	25,300	$255,276
John DeSana	—	$—	25,100	$253,276
Roger Manka	—	$—	19,950	$206,522
Carleton Miller	—	$—	22,900	$285,210

Nonqualified Deferred Compensation Plans

The Nonqualified Deferred Compensation table below reflects information about the company’s ERBR for the fiscal year ended September 30, 2007. The ERBR is an unfunded defined contribution type retirement plan maintained for the benefit of a select group of management and/or highly compensated employees of the company and its subsidiaries. The ERBR is designed to provide additional retirement benefits to eligible employees, including the company’s NEOs, whose benefits from the company’s tax-qualified defined contribution plan, the APST, may be limited due to various U.S. government-imposed limitations, including limitations on the maximum contributions that may be made to, and the maximum compensation that may be taken into account under, a tax-qualified defined contribution retirement plan. The ERBR provides each year for: (i) a credit to the participant’s account under the plan equal to 3 percent of the participant’s compensation for the plan year (which is the same as the company’s fiscal year) in excess of the dollar limitation under IRC Section 401(a)(17) (i.e., the maximum dollar amount of compensation that may be taken into account under a tax-qualified retirement plan); and (ii) a credit to the participant’s account under the plan equal to (a) minus (b), where (a) is the amount determined by applying the annual rate of the profit sharing contribution made to the APST on the participant’s behalf for such plan year to the participant’s compensation (without regard to the IRC Section 401(a)(17) limitation) for the plan year and (b) is the annual profit sharing contribution actually made to the APST on the participant’s behalf for such plan year.

Subject to the Committee’s discretion to select a different investment crediting approach, on the last day of each calendar quarter and such other dates as the Committee, in its discretion, shall determine (each such date a “valuation date”), a participant’s account under the ERBR shall be credited or debited with earnings or losses determined by calculating the earnings or losses that would have been recognized on the account balance as of the immediately preceding valuation date if the balance had been invested at the weighted average rate of return achieved by the participant with respect to the participant’s APST accounts.

The ERBR has a vesting schedule of 20 percent per fiscal year of service, with 100 percent vesting at death, disability, or retirement or upon a change in control (if the participant is not then already fully vested). Distributions of benefits from the ERBR are in the form of a single lump sum and are made as soon as administratively practicable upon the earliest to occur of the participant’s termination of employment, death, or change in control.

Name (a)	Registrant Contributions in Fiscal 2007 ($) (b) (1)	Aggregate Earnings in Fiscal 2007 ($) (c)	Aggregate Withdrawals/ Distributions in Fiscal 2007 ($) (d)	Aggregate Balance at End of Fiscal 2007 ($) (e)

Ralph Faison	$35,931	$41,061	$—	$209,662
Marty Kittrell	$15,817	$12,573	$—	$94,181
John DeSana	$16,536	$44,244	$—	$211,166
Roger Manka	$15,950	$6,163	$—	$53,383
Carleton Miller	$13,384	$8,097	$—	$62,435

1.	The Nonqualified Deferred Compensation Table reflects company matching and profit sharing contributions earned in fiscal 2007 that were credited to participants’ accounts under the ERBR in the following fiscal year. The final amount of compensation in excess of the dollar limitation under IRC Section 401(a)(17) is determined at that time. The match contribution is calculated at 3% of the excess of $225,000. The profit sharing contribution is based on the fiscal year’s profitability.

Potential Payments Upon Termination Or Change In Control

Severance Pay

On May 10, 2007, the company adopted a severance plan for executive officers, including the NEOs (the “2007 Severance Plan”). Under the 2007 Severance Plan, the executive officers would be entitled to certain severance benefits upon termination of employment with the company not in connection with a change in control; provided, however, that the officer’s employment is terminated by the company for reasons other than for cause or by the officer for good reason. The benefits that are provided to the NEOs on a covered termination, include: (a) a severance payment equal to a multiple (ranging from 2.0× in the case of Messrs. DeSana, Kittrell, Manka, and Miller to 2.5× in the case of Mr. Faison) of annualized base salary and target bonus; (b) benefit continuation for the severance multiple period in years; (c) outplacement services within certain limitations; (d) full vesting of restricted stock units (both those issued in lieu of compensation previously earned and those subject to time vesting under the company’s long-term incentive plan) and stock options; (e) the extension of the exercise period for stock options by up to the shorter of ten years from the original grant date or the remainder of the original term; and (f) waiver of service requirements (but not performance criteria) applicable to performance-based awards under the company’s long-term incentive plan. All benefits under the plan are conditioned upon the executive officer’s release of claims and subject to certain restrictive covenants, such as confidentiality, non-competition, non-solicitation and non-disparagement. The 2007 Severance Plan provides that there shall be no duplication of severance payments or benefits such that severance payments and benefits payable upon a termination of employment that qualifies under both the 2007 Severance Plan and a NEO’s change-in-control agreement would be coordinated to avoid duplication of payments or benefits. The 2007 Severance Plan will no longer be effective upon a change in control of Andrew.

Change-in-Control Agreements

Each of the NEOs has entered into a change-in-control agreement under the Andrew Executive Severance Benefit Plan. The plan defines “change in control” to mean any of the following events: (a) the merger or consolidation of the company with any other corporation following which the holders of company’s common stock immediately prior thereto hold less than 60 percent of the outstanding common stock of the surviving or resulting entity; (b) the sale of all or substantially all of the assets of the company to any person or entity other than a wholly owned subsidiary; (c) any person or group of persons acting in concert, or any entity, becomes the beneficial owner, directly or indirectly, of more than 20 percent of the company’s outstanding common stock, other than an acquisition of more than 20 percent, in one or more transactions, of the company’s outstanding common stock by: (i) a passive institutional investor where such investor is eligible pursuant to Rule 13d-1(b) of the Exchange Act to, and does, file a report of ownership on Schedule 13G with the Securities and Exchange Commission, (ii) a trustee or other fiduciary of an employee benefit plan maintained by the company, or (iii) a corporation owned directly or indirectly by the stockholders of the company in substantially the same proportions as their ownership of the company; (d) those individuals who, as of the close of the most recent annual meeting of the company’s stockholders, are members of the Board of Directors (the “Existing Directors”) cease for any reason to constitute more than 50 percent of the Board of Directors. For purposes of the foregoing, a new director will be considered an Existing Director if the election, or nomination for election by the company’s stockholders, of such new director was approved by a vote of a majority of the Existing Directors. No individual shall be considered an Existing Director if such individual initially assumed office as a result of either an actual or threatened election contest subject to Rule 14a-11 under the Exchange Act or other actual or threatened solicitation of proxies by or on behalf of anyone other than the Board of Directors, including by reason of any agreement intended to avoid or settle any election proxy contest; or (e) the stockholders of the company adopt a plan of liquidation.

In the event that a change in control is completed and during the period beginning 90 days prior to the effective time of the change in control and ending 24 months thereafter any of the NEOs terminates his employment for good reason or is terminated other than for cause (as such terms are defined in the Andrew change-in-control agreements), he will be entitled to the following payments and benefits:

•	An amount payable in cash equal to the executive officer’s base pay multiplied by: (A) 3.0 for Mr. Faison and (B) 2.5 for Messrs. DeSana, Kittrell, Manka, and Miller;

•

An amount payable in cash equal to the executive officer’s estimated bonus (which shall be the greatest of: (A) the target bonus in effect for the fiscal year in which the change in control occurs, (B) the target bonus in effect for the fiscal year in which the executive officer’s termination of employment occurs, (C) the average annual bonus actually payable to the executive officer for the three fiscal years immediately prior to the fiscal year in which the change in control occurs, or (D) the average annual bonus actually payable to the executive officer for the three fiscal years immediately prior to the fiscal year in which termination of employment occurs, multiplied by: (i) 3.0 for Mr. Faison and (ii) 2.5 for Messrs. DeSana, Kittrell, Manka, and Miller;

•

An amount payable in cash equal to the executive officer’s bonus for the fiscal year in which the change in control occurs (which shall be the greater of: (A) the estimated bonus as determined above or (B) the actual bonus the executive officer would have earned for the fiscal year in which the change in control occurs based on performance prior to the change in control, reduced, if applicable, by any bonus otherwise payable to the executive officer for such fiscal year);

•

If termination occurs in a fiscal year after the fiscal year in which the change in control occurs, a pro rata estimated bonus (as determined above) for the fiscal year in which the executive officer’s termination of employment occurs, based on the number of days in the fiscal year preceding the termination date;

•

An amount equal to the profit-sharing and matching contributions the executive officer would have received under the APST and ERBR during the applicable severance period designated in the executive officer’s change in control agreement (which severance period is: (A) 36 months for Mr. Faison and (B) 30 months for Messrs. DeSana, Kittrell, Manka, and Miller, determined by adding the contributions made to such plans on the executive officer’s behalf expressed as a percentage of base salary for each of the three years immediately prior to his employment termination date and multiplying the sum by his base salary as of his employment termination date;

•

Immediate and full vesting of any long-term incentive awards. To the extent that the amount of any long-term incentive award is determined based on the attainment of performance goals, the amount of such award shall be determined assuming the greatest of: (A) target performance, (B) actual performance prior to change in control, or (C) average performance over the three-year period preceding the year in which the change in control occurs;

•

Continued participation (and, if applicable, continued coverage for his spouse and dependents) in Andrew’s welfare benefit plans, including group health, life, and disability plans (or plans providing equivalent benefits) for a maximum period equal to the executive officer’s applicable severance period ((A) 36 months for Mr. Faison and (B) 30 months for Messrs. DeSana, Kittrell, Manka, and Miller);

•

Continued eligibility for perquisites for a maximum period equal to the executive officer’s applicable severance period at the level provided to the executive officer immediately prior to the change in control; and

•	Payment of expenses incurred for outplacement services up to $25,000.

The change-in-control agreements provide that payment of at least 50% of the foregoing amounts that are payable in cash would be made within 30 days after the later of the executive officer’s termination of employment or completion of CommScope’s acquisition of Andrew and the remaining amount, if any, would be paid no later than 13 months after such event.

It is expected that these agreements will be amended to comply with IRC Section 409A. As a result, these agreements will provide, among other things, that within 30 days after an executive officer’s qualifying termination, 50 percent of his total cash severance payments would be paid (i.e., those payments that are attributable to base pay, bonuses, and lost APST and ERBR contributions). However, if that 50 percent exceeds an amount prescribed in the Section 409A regulations (currently $450,000), such excess will not be paid until six months and one day following the executive officer’s termination of employment. The remaining severance (50 percent of the total cash payments) would be paid 13 months following the executive officer’s termination of employment.

In addition to the amounts described above, the executive officers listed above would also be entitled to the following: a “gross-up” payment in an amount to cover any “golden parachute” excise tax imposed on the executive officer under IRC Section 4999 and any federal, state, and local income tax and excise tax imposed on that executive officer as a result of the receipt of the gross-up payment (but there shall be no “gross-up” payment by reason of any excise tax imposed on the executive officer by IRC Section 409A).

Participant: Ralph Faison

Type of Payment (a)	Involuntary Termination for Cause ($) (b)	Termination for Good Reason (by NEO) ($) (c)	Involuntary Term Without Cause ($) (d)	Voluntary Resignation ($) (e)	Retirement ($) (f)	Death ($) (g)	Disability ($) (h)	Termination In Connection with Change In Control ($) (i)	Change In Control Without Termination ($) (j)

Severance Payments	$—	$3,561,188	$3,561,188	$—	$—	$—	$—	$4,273,425	$—
Annual Bonus	—	—	—	—	—	—	—	791,375	—
Stock Options (1)	—	1,444,130	1,444,130	—	1,444,130	1,444,130	1,444,130	1,444,130	1,444,130
Restricted Stock (Includes both time vested & performance vested.)	—	3,543,523	3,543,523	—	3,543,523	3,543,523	3,543,523	3,543,523	3,543,523
LT Cash Payment	—	842,023	842,023	—	842,023	842,023	842,023	842,023	842,023
APST Make-Whole (2)	—	—	—	—	—	—	—	10,091	—
ERBR(3)	125,797	125,797	125,797	125,797	209,662	209,662	209,662	395,579	—
Welfare Benefits Continuation	—	76,250	76,250	—	—		—	91,500	—
Outplacement	—	40,000	40,000	—	—		—	25,000	—
Gross-Up	—	—	—	—	—		—	—	—
Excise Tax	—	—	—	—	—		—	—	—
Total	$125,797	$9,632,911	$9,632,911	$125,797	$6,039,338	$6,039,338	$6,039,338	$11,416,646	$5,829,676

Participant: Marty Kittrell

Type of Payment (a)	Involuntary Termination for Cause ($) (b)	Termination for Good Reason (by NEO) ($) (c)	Involuntary Term Without Cause ($) (d)	Voluntary Resignation ($) (e)	Retirement ($) (f)	Death ($) (g)	Disability ($) (h)	Termination In Connection with Change In Control ($) (i)	Change In Control Without Termination ($) (j)

Severance Payments	$—	$1,524,400	$1,524,400	$—	$—	$—	$—	$1,905,500	$—
Annual Bonus	—	—	—	—	—	—	—	350,200	—
Stock Options (1)	—	274,558	274,558	—	274,558	274,558	274,558	274,558	274,558
Restricted Stock (Includes both time vested & performance vested.)	—	945,498	945,498	—	945,498	945,498	945,498	945,498	945,498
LT Cash Payment	—	185,400	185,400	—	185,400	185,400	185,400	185,400	185,400
APST Make-Whole (2)	—	—	—	—	—	—	—	10,091	—
ERBR(3)	56,508	56,508	56,508	56,508	94,181	94,181	94,181	171,489	—
Welfare Benefits Continuation	—	61,000	61,000	—	—		—	76,250	—
Outplacement	—	40,000	40,000	—	—		—	25,000	—
Gross-Up	—	—	—	—	—		—	—	—
Excise Tax	—	—	—	—	—		—	—	—
Total	$56,508	$3,087,364	$3,087,364	$56,508	$1,499,637	$1,499,637	$1,499,637	$3,943,986	$1,405,456

1.	The amount shown only represents the incremental value that the NEO would receive due to the event of separation.
2.	The APST is a tax-qualified savings plan providing for broad-based employee participation. Upon termination of employment for any reason, a participant, including a NEO, is entitled to receive a lump-sum payment of his vested account balance. The table reflects only the additional cash amount reflected in column (i) that the NEO would receive by reason of the cessation of his participation in the APST under the applicable scenario. Such additional amount would be payable outside of the APST because tax-qualification rules prevent payment of the additional amount through the APST.
3.	The NEO’s account balance under the ERBR vests at a rate of 20% per fiscal year of service but becomes fully vested upon death, disability, retirement or change in control. The NEO is entitled to a lump-sum payment of his vested ERBR account balance upon termination of employment for any reason or upon a change in control without regard to whether the NEO’s employment terminates. In the event of termination by the company without cause or termination by the NEO for good reason in connection with a change in control, the NEO would receive an additional cash amount by reason of the cessation of his participation in the ERBR, as reflected in column (i) (i.e., column (i) reflects the sum of the NEO’s ERBR account balance, which would be fully vested under the applicable scenario, and the additional amount).

Participant: John DeSana

Type of Payment (a)	Involuntary Termination for Cause ($) (b)	Termination for Good Reason (by NEO) ($) (c)	Involuntary Term Without Cause ($) (d)	Voluntary Resignation ($) (e)	Retirement ($) (f)	Death ($) (g)	Disability ($) (h)	Termination In Connection with Change In Control ($) (i)	Change In Control Without Termination ($) (j)

Severance Payments	$—	$1,444,066	$1,444,066	$—	$—	$—	$—	$1,805,082	$—
Annual Bonus	—	—	—	—	—	—	—	331,745	—
Stock Options (1)	—	222,865	222,865	—	222,865	222,865	222,865	222,865	222,865
Restricted Stock (Includes both time vested & performance vested.)	—	818,770	818,770	—	818,770	818,770	818,770	818,770	818,770
LT Cash Payment	—	140,504	140,504	—	140,504	140,504	140,504	140,504	140,504
APST Make-Whole (2)	—	—	—	—	—	—	—	10,091	—
ERBR(3)	211,166	211,166	211,166	211,166	211,166	211,166	211,166	283,868	—
Welfare Benefits Continuation	—	61,000	61,000	—	—		—	76,250	—
Outplacement	—	40,000	40,000	—	—		—	25,000	—
Gross-Up	—	—	—	—	—		—	1,174,233	—
Excise Tax	—	—	—	—	—		—	715,108	—
Total	$211,166	$2,938,371	$2,938,371	$211,166	$1,393,305	$1,393,305	$1,393,305	$5,603,516	$1,182,139

Participant: Roger Manka

Type of Payment (a)	Involuntary Termination for Cause ($) (b)	Termination for Good Reason (by NEO) ($) (c)	Involuntary Term Without Cause ($) (d)	Voluntary Resignation ($) (e)	Retirement ($) (f)	Death ($) (g)	Disability ($) (h)	Termination In Connection with Change In Control ($) (i)	Change In Control Without Termination ($) (j)

Severance Payments	$—	$1,444,258	$1,444,258	$—	$—	$—	$—	$1,805,323	$—
Annual Bonus	—	—	—	—	—	—	—	331,789	—
Stock Options (1)	—	237,823	237,823	—	237,823	237,823	237,823	237,823	237,823
Restricted Stock (Includes both time vested & performance vested.)	—	751,363	751,363	—	751,363	751,363	751,363	751,363	751,363
LT Cash Payment	—	152,233	152,233	—	152,233	152,233	152,233	152,233	152,233
APST Make-Whole (2)	—	—	—	—	—	—	—	10,091	—
ERBR(3)	32,030	32,030	32,030	32,030	53,383	53,383	53,383	126,096	—
Welfare Benefits Continuation	—	61,000	61,000	—	—		—	76,250	—
Outplacement	—	40,000	40,000	—	—		—	25,000	—
Gross-Up	—	—	—	—	—		—	1,211,872	—
Excise Tax	—	—	—	—	—		—	738,030	—
Total	$32,030	$2,718,707	$2,718,707	$32,030	$1,194,802	$1,194,802	$1,194,802	$5,465,870	$1,141,419

1.	The amount shown only represents the incremental value that the NEO would receive due to the event of separation.
2.	The APST is a tax-qualified savings plan providing for broad-based employee participation. Upon termination of employment for any reason, a participant, including a NEO, is entitled to receive a lump-sum payment of his vested account balance. The table reflects only the additional cash amount reflected in column (i) that the NEO would receive by reason of the cessation of his participation in the APST under the applicable scenario. Such additional amount would be payable outside of the APST because tax-qualification rules prevent payment of the additional amount through the APST.
3.	The NEO’s account balance under the ERBR vests at a rate of 20% per fiscal year of service but becomes fully vested upon death, disability, retirement or change in control. The NEO is entitled to a lump-sum payment of his vested ERBR account balance upon termination of employment for any reason or upon a change in control without regard to whether the NEO’s employment terminates. In the event of termination by the company without cause or termination by the NEO for good reason in connection with a change in control, the NEO would receive an additional cash amount by reason of the cessation of his participation in the ERBR, as reflected in column (i) (i.e., column (i) reflects the sum of the NEO’s ERBR account balance, which would be fully vested under the applicable scenario, and the additional amount).

Participant: Carleton Miller

Type of Payment (a)	Involuntary Termination for Cause ($) (b)	Termination for Good Reason (by NEO) ($) (c)	Involuntary Term Without Cause ($) (d)	Voluntary Resignation ($) (e)	Retirement ($) (f)	Death ($) (g)	Disability ($) (h)	Termination In Connection with Change In Control ($) (i)	Change In Control Without Termination ($) (j)
Severance Payments	$—	$1,432,936	$1,432,936	$—	$—	$—	$—	$1,791,170	$—
Annual Bonus	—	—	—	—	—	—	—	329,188	—
Stock Options (1)	—	196,257	196,257	—	196,257	196,257	196,257	196,257	196,257
Restricted Stock (Includes both time vested & performance vested.)	—	783,037	783,037	—	783,037	783,037	783,037	783,037	783,037
LT Cash Payment	—	139,421	139,421	—	139,421	139,421	139,421	139,421	139,421
APST Make-Whole (2)	—	—	—	—	—	—	—	10,091	—
ERBR(3)	37,461	37,461	37,461	37,461	62,435	62,435	62,435	134,499	—
Welfare Benefits Continuation	—	61,000	61,000	—	—		—	76,250	—
Outplacement	—	40,000	40,000	—	—		—	25,000	—
Gross-Up	—	—	—	—	—		—	1,088,598	—
Excise Tax	—	—	—	—	—		—	684,184	—
Total	$37,461	$2,690,112	$2,690,112	$37,461	$1,181,150	$1,181,150	$1,181,150	$5,257,695	$1,118,715

1.	The amount shown only represents the incremental value that the NEO would receive due to the event of separation.
2.	The APST is a tax-qualified savings plan providing for broad-based employee participation. Upon termination of employment for any reason, a participant, including a NEO, is entitled to receive a lump-sum payment of his vested account balance. The table reflects only the additional cash amount reflected in column (i) that the NEO would receive by reason of the cessation of his participation in the APST under the applicable scenario. Such additional amount would be payable outside of the APST because tax-qualification rules prevent payment of the additional amount through the APST.
3.	The NEO’s account balance under the ERBR vests at a rate of 20% per fiscal year of service but becomes fully vested upon death, disability, retirement or change in control. The NEO is entitled to a lump-sum payment of his vested ERBR account balance upon termination of employment for any reason or upon a change in control without regard to whether the NEO’s employment terminates. In the event of termination by the company without cause or termination by the NEO for good reason in connection with a change in control, the NEO would receive an additional cash amount by reason of the cessation of his participation in the ERBR, as reflected in column (i) (i.e., column (i) reflects the sum of the NEO’s ERBR account balance, which would be fully vested under the applicable scenario, and the additional amount).

Involuntary Termination for Cause and Voluntary Resignation

In the event of involuntary termination by the company for cause or voluntary resignation by the executive officer, the NEOs are not entitled to any enhanced or further compensation or benefits from the company. A termination of employment by the NEO for “good reason” as defined in the 2007 Severance Plan and the change-in-control agreements is not considered a voluntary resignation by the NEO. Under the APST and the ERBR, participants, including the NEOs, are entitled to a lump-sum payment upon termination.

Payments Made Upon Involuntary Termination Without Cause or Termination by the Executive for Good Reason

As set forth in the above table, upon involuntary termination prior to a change in control by the company without cause or termination by the NEO for good reason, the NEO would be entitled to receive: (a) a severance payment equal to a multiple (ranging from 2.0× in the case of Messrs. DeSana, Kittrell, Manka, and Miller to 2.5× in the case of Mr. Faison) of annualized base salary and target bonus, (b) benefit continuation for the severance multiple period in years, (c) outplacement services within certain limitations, (d) full vesting of restricted stock units (both those issued in lieu of compensation previously earned and those subject to time vesting under the company’s long-term incentive plan) and stock options, (e) the extension of the exercise period for stock options by up to the shorter of ten years from the original grant date or the remainder of the original term, and (f) waiver of service requirements (but not performance criteria) applicable to performance-based awards under the company’s long-term incentive plan. All benefits under the plan are conditioned upon the executive officer’s release of claims and subject to certain restrictive covenants, such as confidentiality, non-competition, non-solicitation and non-disparagement.

Under the APST and the ERBR, participants, including the NEOs, are entitled to a lump-sum payment upon termination.

Payments Made Upon Termination Following a Change in Control

As set forth in the above table, upon involuntary termination prior to a change in control by the company without cause or termination by the NEO for good reason, the NEO would be entitled to receive: (a) a severance payment equal to a multiple (ranging from 2.5× in the case of Messrs. DeSana, Kittrell, Manka, and Miller to 3.0× in the case of Mr. Faison) of annualized base salary and estimated bonus; (b) estimated bonus for the fiscal year in which the change in control occurs; (c) if employment termination occurs in a fiscal year following the fiscal year in which the change in control occurs, an estimated bonus for such fiscal year; (d) an amount equal to the qualified and nonqualified supplemental savings plan contributions the officer would have been entitled to receive during the applicable severance period; (e) immediate and full vesting of any long-term incentive awards, with performance-based awards being determined assuming the greatest of target performance, actual performance, or average performance over the three-year period preceding the year in which the change in control occurs; (f) continuation of welfare benefits, including health, life, and disability benefits, during the applicable severance period; (g) continued eligibility for perquisites during the applicable severance period; (h) outplacement assistance up to a value of $25,000; and (i) a golden parachute tax gross-up payment.

Equity grants made to the NEOs under the 2000 Management Incentive Program and Long-Term Incentive Plan become fully vested upon a change in control. The value of the participant’s performance shares and performance units shall be paid in shares or cash, respectively, in accordance with the relevant award agreements. Stock options that become vested by reason of a change in control may be exercised only during the 90 days immediately thereafter.

Under the APST and the ERBR, participants, including the NEOs, are entitled to a lump-sum payment upon termination. In addition, the ERBR provides for full vesting and lump-sum payment upon a change in control without regard to whether the participant terminates employment.

Payments Made Upon Death or Disability

The equity award agreements under which the NEOs received grants provide for full vesting of equity awards in the event of termination of employment by reason of death or disability. Upon termination of employment by reason of disability, stock options are exercisable until not later than the earlier of three years after the termination date or the expiration of their term. Upon death while employed by the company or an affiliate or after termination of employment by reason of retirement or disability, stock options shall be exercisable by the participant’s beneficiary not later than the earliest of one year after the date of death, three years after the date of termination due to retirement or disability, or the expiration of their term.

In addition, under the APST, participants, including the NEOs, are entitled to a lump-sum payment upon death or disability. The ERBR provides for full vesting upon death or disability and provides for lump-sum payment upon death or employment termination (whether by reason of disability or otherwise).

Payments Made Upon Retirement

The equity award agreements under which the NEOs received grants provide for full vesting of equity awards in the event of termination of employment by reason of retirement (as defined in the applicable equity plans of the company). Upon termination of employment by reason of retirement, stock options are exercisable until not later than the earlier of three years after the termination date or the expiration of their term.

Under the APST, participants, including the NEOs, are entitled to full vesting and a lump-sum payment upon retirement. Under ERBR, retirement-eligible executives are entitled to full vesting and a lump-sum payment upon retirement.

Director Compensation

The company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the company considers the significant amount of time that directors expend in fulfilling their duties to the company, as well as the skills required to perform their duties.

Changes to the Compensation Program for Board Members

During fiscal 2007, the design of the outside director pay program was modified to eliminate Board and Committee meeting fees. In conjunction with this change, the annual retainer was increased from $25,000 to $50,000. In addition, the equity portion of the compensation program was changed so that a targeted economic value would be granted to outside directors, rather than a stated number of shares. This economic value was established at approximately $90,000.

Other Compensation

In addition to annual retainer and long-term incentive opportunities, the Non-Executive Chairman and certain Committee chairs receive an additional retainer, on an annual basis, as follows:

Position	Additional Retainer Amount
Non-Executive Chairman	$57,000
Audit Committee Chairman	15,000
Compensation Committee Chairman	10,000
Nominating and Governance Committee Chairman	10,000

Equity Grants

As noted above, the equity portion of the annual directors’ compensation program is targeted to deliver $90,000 of economic value. For fiscal 2007, this resulted in the grant of 10,000 restricted stock units to each outside director.

Directors’ Deferral Plan

Non-employee directors may defer all or a portion of their director fees under the Andrew Corporation Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”). In lieu of cash payment, a director’s deferred compensation account is credited with phantom stock units equal to the value of Andrew common stock at the end of the quarter in which the director elected to defer the fees. The phantom stock units are to be settled in cash, less applicable tax withholding (if any), when the director ceases to be a director. The gross amount of payment at that time will be determined by multiplying the accumulated number of phantom stock units credited to the individual’s deferred compensation account under the Director Deferred Compensation Plan by the closing market price of Andrew common stock on the next trading day following the last day of service as a director. Two of the eight individuals who served as outside directors during the last fiscal year deferred all or a portion of their director fees.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (2) (3)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change In Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

William L. Bax	$68,778	$30,471	$—	$—	$—	$—	$99,249
Thomas A. Donahoe (1)	$59,044	$50,283	$—	$—	$—	$—	$109,328
Jere D. Fluno	$58,211	$50,283	$—	$—	$—	$—	$108,494
William O. Hunt	$63,711	$50,283	$—	$—	$—	$—	$113,994
Gerald A. Poch (1)	$95,102	$50,283	$—	$—	$—	$—	$145,386
Anne F. Pollack	$58,211	$50,283	$—	$—	$—	$—	$108,494
Glen O. Toney	$62,811	$50,283	$—	$—	$—	$—	$113,094
Andrea L. Zopp	$57,311	$34,483	$—	$—	$—	$—	$91,794

1.	Mr. Donahoe and Mr. Poch elected to have 100% of their fees deferred under the Andrew Corporation Director Deferred Compensation Plan.
2.	Assumptions used in the calculation of the amounts in columns (c) are set forth in Note 12, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements. The amount shown in columns (c) reflects Andrew’s accounting expense for these awards under SFAS 123(R), and do not correspond to the actual value that will be recognized by the directors.
3.	Listed below are the number of restricted stock unit awards and stock option awards outstanding at fiscal year end for each non-employee director.

Name	Restricted Stock Unit Awards Outstanding	Stock Option Awards Outstanding
William L. Bax	15,000	—
Thomas A. Donahoe	20,000	72,000
Jere D. Fluno	20,000	84,000
William O. Hunt	20,000	60,000
Gerald A. Poch	20,000	24,000
Anne F. Pollack	20,000	—
Glen O. Toney	20,000	72,000
Andrea L. Zopp	15,000	—

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information called for by this Item 12 with respect to Andrew’s common stock that may be issued upon the exercise of options under all of Andrew’s equity compensation plans is set forth below:

Equity Compensation Plan Information Table

The following table provides information as of September 30, 2007 regarding the number of shares of our common stock that may be issued upon the exercise of options, warrants and rights under Andrew Corporation’s equity compensation plans. All of our equity compensation plans have been approved by our shareholders.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	8,600,386	(1)	$15.14	4,882,442
Equity compensation plans not approved by security holders	None		None	None
Total	8,600,386		$15.14	4,882,442

(1)	Includes 2,131,369 shares subject to restricted stock unit awards. Excludes 29,664 shares subject to options outstanding pursuant to the Allen Telecom Inc. Amended and Restated 1992 Stock Plan and the Allen Telecom Inc. Amended and Restarted 1994 Non Employee Directors Stock Plan, which we assumed in connection with our 2003 acquisition of Allen Telecom Inc. These options have a weighted averaged exercise price of $11.69.

Ownership of Andrew Common Stock

Directors and Executive Officers

The following table sets forth information regarding beneficial ownership of Andrew common stock, as of November 1, 2007, of each director, named executive officer and all executive officers and directors as a group. The named executive officers include Ralph E. Faison, our chief executive officer, Marty R. Kittrell, our chief financial officer, and the three other most highly compensated executive officers based on compensation earned during the last fiscal year.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director or executive officer can vote or transfer and derivative securities that are convertible or exchangeable into shares of Andrew common stock that are exercisable or become exercisable within 60 days of November 1, 2007. Except as otherwise noted, the named individuals in this table have sole voting and investment power for all shares shown as beneficially owned by them.

Directors and Nominees	Shares Beneficially Owned (1)		Common Stock Equivalents (2)	Total	%
William L. Bax	5,000		—	5,000	*
Thomas A. Donahoe	78,600	(3)	38,904	117,504	*
Jere D. Fluno	112,100	(4)	27,421	139,521	*
William O. Hunt	72,600	(5)	13,243	85,843	*
Gerald A. Poch	21,600	(6)	29,544	51,144	*
Anne F. Pollack	—		—	—	—
Glen O. Toney	69,600	(7)	26,491	96,091	*
Andrea L. Zopp	—		—	—	—

Named Executive Officers
Ralph E. Faison	1,092,268	(8)	—	1,092,268	*
Marty R. Kittrell	254,644	(9)	—	254,644	*
John E. DeSana	419,902	(10)	—	419,902	*
Roger J. Manka	158,755	(11)	—	158,755	*
Carleton M. (Mickey) Miller	170,420	(12)	—	170,420	*
Directors and Executive Officers as a Group (18 persons)	3,238,424		135,603	3,374,027	2.1%

*	Represents less than 1% of the company’s outstanding common stock as of November 1, 2007.
(1)	Consists of the aggregate total shares of common stock held by the named individual either directly or indirectly, including restricted stock units and options exercisable within 60 days and shares owned through the Andrew Profit Sharing Trust (the “APST”).
(2)	Consists of common stock equivalents held by the named individual pursuant to the company’s director fee deferral plan. (see Director Compensation, in Item 11, Executive Compensation)
(3)	Includes 9,000 shares of common stock jointly owned by Mr. Donahoe with his wife, with whom he shares voting power; and options to purchase 69,600 shares of Andrew common stock.
(4)	Includes 12,500 shares of common stock held in a trust in which Mr. Fluno is the trustee; and options to purchase 99,600 shares of Andrew common stock.
(5)	Includes options to purchase 57,600 shares of Andrew common stock.
(6)	Options to purchase 21,600 shares of Andrew common stock.
(7)	Options to purchase 69,600 shares of Andrew common stock.
(8)	Includes 5,938 shares of common stock held through the APST; and options to purchase 928,950 shares of Andrew common stock.
(9)	Includes 1,756 shares of common stock held through the APST; and options to purchase 219,300 shares of Andrew common stock.
(10)	Includes 24,614 shares of common stock jointly owned by Mr. DeSana with his wife, with whom he shares voting and investment power; 25,531 shares of common stock held through the APST; and options to purchase 349,706 shares of Andrew common stock.
(11)	Includes 100 shares of common stock held through the APST; and options to purchase 144,356 shares of Andrew common stock.
(12)	Includes options to purchase 151,813 shares of Andrew common stock.

Certain Shareholders

The following table shows, as of November 1, 2007, the shareholders that we know to be beneficial owners of more than 5% of our common stock:

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class (1)
Glenhill Capital Advisors, LLC and Glenn J. Krevlin 598 Madison Avenue, 12th Floor New York, NY 10022	9,900,000	(2)	6.3%

(1)	Based upon 156,098,818 shares of common stock outstanding as of November 1, 2007.
(2)	Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenn J. Krevlin has sole voting and investment power with respect to 9,900,000 of the shares. Glenhill Advisors, LLC has sole voting and investment power with respect to 9,900,000 of the shares. This information was provided in a Schedule 13G filed with the SEC on August 20, 2007.

Item 13.  Certain Relationships and Related Transactions

Related Party Transaction Policy

Andrew has not historically entered into related party transactions, and as such we do not have a formal policy with respect to the approval of related party transactions. We expect that any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Andrew is a participant, and (3) any related party has or will have a direct or indirect interest will be either approved or ratified by the Board of Directors. In deciding whether to approve a related party transaction, the Board of Directors would take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. If a related party transaction would be ongoing, the Board of Directors might establish guidelines for Andrew’s management to follow in its ongoing dealings with the related party. Thereafter, the Board of Directors, on at least an annual basis, would review and assess ongoing relationships with the related party to see that the transaction remains appropriate.

Director Independence

See the discussion under Item 10, Directors, Executive Officers, and Corporate Governance, above.

Item l4. Principal Accountant Fees and Services

The Audit Committee has appointed Ernst & Young LLP to serve as Andrew’s independent auditors for the fiscal year ending September 30, 2007. Ernst & Young has been employed to perform this function for Andrew since 1970.

Audit Fees

These fees related to: (i) the audit of the annual financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2007 and 2006; (ii) the review of the quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and 2005, March 31, 2007 and 2006, and June 30, 2007 and 2006, (iii) the audit of the effectiveness or our internal controls over financial reporting and (iv) services provided in connection with statutory or regulatory filings or engagements.

Audit-Related Fees

These fees relate to work performed by Ernst & Young with respect to audits of our benefit plans, acquisition-related due diligence assistance, and other technical accounting assistance.

Tax Fees

These fees include work performed by Ernst & Young with respect to tax compliance, tax service for employees on international assignments, and other tax consulting, including assistance with our foreign sales corporation.

The following table shows further detail regarding fees billed to the company by Ernst & Young during fiscal 2007 and 2006:

	Year Ended September 30,
	2007	2006
Audit Fees
GAAP and Statutory Audits	$2,385,900	$1,959,100
Sarbanes-Oxley 404 procedures	933,000	896,700
SEC registration statements	24,200	43,500
SEC comment letter	42,000	209,000
Total Audit Fees	3,385,100	3,108,300
Audit-Related Fees
Employee benefit plan audits	61,000	55,900
Acquisition Support	137,800	28,100
Total Audit Related Fees	198,800	84,000
Tax Fees
Tax Compliance	166,800	142,200
Expatriate tax service	—	3,200
Other Tax Consulting	135,200	45,000
Total Tax Fees	302,000	190,400
Total Fees	$3,885,900	$3,382,700

Audit Committee Pre-Approval Policies

The Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by Ernst & Young. The Committee will annually pre-approve services in specified accounting, acquisition and tax-related areas. The Committee also annually pre-approves the budget for annual GAAP, statutory and benefit plan audits, as well as for tax compliance and individual tax services for employees on international assignments.

Andrew’s management provides quarterly updates to the Committee regarding actual year-to-date expenditures for non-audit services. The Committee regularly determines whether specific projects or expenditures could potentially affect Ernst & Young’s independence.

PART IV

Item l5. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

		Additions
Year Ended September 30, 2007	Balance at beginning of period	Charged to costs & expenses		Balance due to acquisition		Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts	7,112	3,013		275	[1]	—	(3,053)[2]	7,347
Inventory reserves	59,300	17,492		10,470	[1]	—	(11,989)[3]	75,273
Deferred tax assets valuation allowance	159,443	81,243		2,556	[1]	(3,087)[4]	(2,268)[5]	237,887
Year Ended September 30, 2006
Allowance for doubtful accounts	8,939	1,990		133	[6]		(3,950)[2]	7,112
Inventory reserves	41,916	26,353		1,201	[6]		(10,170)[3]	59,300
Deferred tax assets valuation allowance	49,186	102,209	[7]	645	[6]	7,403 [8]		159,443
Year Ended September 30, 2005
Allowance for doubtful accounts	9,556	1,421		—		941	(2,979)[2]	8,939
Inventory reserves	50,903	19,525		—		—	(28,512)[3]	41,916
Deferred tax assets valuation allowance	42,289	12,075	[9]	—		(5,178)[10]	—	49,186

1.	Includes EMS Wireless
2.	Accounts receivable written-off against allowance for doubtful accounts
3.	Inventory scrapped against inventory reserve
4.	Adjustment to reserves originally established in purchase accounting for Allen Telecom and Skyware
5.	Includes write-off of deferred tax assets that expired in the current year
6.	Includes Precision Antennas, Skyware, and CellSite Industries
7.	Includes $83 million valuation allowance against net U.S. deferred tax assets
8.	Includes losses in foreign jurisdictions for which no benefit has been recorded
9.	Includes $5 million of reserve established for the change in tax law for the state of Ohio
10.	Adjustment to reserve originally established in purchase accounting for Allen Telecom

All other schedules have been omitted because they are either not required under the applicable instructions, are not applicable, or the information is included in the notes to the consolidated financial statements.

(a)(3) Exhibit Index:

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger dated as of June 26, 2007	Filed as Exhibit 2.1 to Form 8-K filed on June 27, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

3.1	Restated Certificate of Incorporation	Filed as Exhibit 4.1 to Form S-8 filed on July 22, 2003 and incorporated herein by reference. (SEC File No. 333-107243)

3.2	By-Laws of Registrant	Filed as Exhibit 3.2 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.1	Note Assumption and Exchange Agreement dated as of July 15, 2003	Filed as Exhibit 4.3 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 33-110014)

4.5	Registration Rights Agreement dated as of June 4, 2002 between Andrew Corporation and each of the stockholders named therein.	Filed as Exhibit 4.1 to Form S-3 filed on August 19, 2002 and incorporated herein by reference. (SEC File No. 333-98333)

4.6	Indenture, dated as of August 8, 2003, between the Registrant and BNY Midwest Trust Company, as Trustee	Filed as Exhibit 4.6 to Form S-3 filed on October 28, 2003 and incorporated herein by by reference. (SEC File No. 333-110014)

4.7	Form of 3 1/4% Convertible Subordinated Note due 2013 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	Filed as Exhibit 4.7 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

4.8	Registration Rights Agreement, dated as of August 8, 2003, among the Registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the Initial Purchasers	Filed as Exhibit 4.8 to Form S-3 filed on October 28, 2003 and incorporated herein by reference. (SEC File No. 333-110014)

Item 15. cont.

4.9	Warrant to Purchase Common Stock issued on January 16, 2004	Filed as Exhibit 99.2 to Form 8-K filed on February 3, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.1*	Management Incentive Plan dated February 4, 1988	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1993 and incorporated herein by reference. (SEC File No. 000-09514)

10.2*	Non-employee Directors’ Stock Option Plan dated February 10, 1998, as amended November 18, 1999	Filed as Exhibit 10(c) to Form 10-K for fiscal year ended September 30, 1999 and incorporated herein by reference. (SEC File No. (001-14617)

10.3	Credit Agreement dated as of September 29, 2005	Filed as Exhibit 99.2 to Form 8-K filed on October 5, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.4	Amended and Restated Employee Stock Purchase Plan adopted November 12, 1998	Filed as Exhibit 10(E) to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference. (SEC File No. 001-14617)

10.5*	Amended and Restated Employee Retirement Benefit Restoration Plan	Filed as Exhibit 10(G) to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference. (SEC File No. 001-14617)

10.6*	Management Incentive Program, Dated November 18, 1999	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference. (SEC File No. 001-14617)

10.7*	Management Incentive Plan, Dated November 17, 2004	Filed with Proxy Statement in connection with Annual Meeting held February 8, 2005 (filed on January 5, 2005) and incorporated herein by reference. (SEC File No. 001-14617)

10.8*	Long-Term Incentive Plan, Dated November 17, 2004	Filed with Proxy Statement in connection with Annual Meeting held February 8, 2005 (filed on January 5, 2005) and incorporated herein by reference. (SEC File No. 001-14617)

10.9+	Supply Agreement dated as of April 3, 2003 between Lucent Technologies Inc. and Celiant Corporation.	Filed as Exhibit 99.1 to Form 8-K file on April 9, 2003 and incorporated herein by reference. (SEC File No 001-14617)

Item 15. cont.

10.10*	Allen Telecom Inc. Employee Before-Tax Savings Plan	Filed as Exhibit 4.4 to Form S-8 filed on August 1, 2003 and incorporated herein by reference. (SEC File No. 333-107550)

10.11*	Allen Telecom Inc. Amended and Restated 1992 Stock Plan	Filed as Exhibit 4.5 to Form S-8 filed on August 1, 2003 and incorporated herein by reference. (SEC File No. 333-107550)

10.12*	Allen Telecom Inc. Amended and Restated 1994 Non-Employee Director Stock Plan	Filed as Exhibit 4.6 to Form S-8 filed on August 1, 2003 and incorporated herein by reference. (SEC File No. 333-107550)

10.13*	Andrew Corporation Executive Severance Benefit Plan	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.14*	Executive Severance Benefit Plan Agreement with Ralph Faison	Filed as Exhibit 10.2 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.15*	Executive Severance Benefit Plan Agreement with Marty Kittrell	Filed as Exhibit 10.3 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.16*	Executive Severance Benefit Plan Agreement with Dan Hartnett	Filed as Exhibit 10.4 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.17*	Executive Severance Benefit Plan Agreement with John DeSana	Filed as Exhibit 10.6 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.18*	Executive Severance Benefit Plan Agreement with Mark Olson	Filed as Exhibit 10.9 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.19*	Executive Severance Benefit Plan Agreement with John Dickson	Filed as Exhibit 10.13 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.20*	Executive Severance Benefit Plan Agreement with Robert Hudzik	Filed as Exhibit 10.14 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.21*	Executive Severance Benefit Plan Agreement with Roger Manka	Filed as Exhibit 10.16 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

10.22*	Executive Severance Benefit Plan Agreement with Mickey Miller	Filed as Exhibit 10.17 to Form 10-Q for fiscal quarter ended June 30, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.23	Settlement Agreement, dated as of January 16, 2004, by and among TruePosition Inc., KSI Inc., Allen Telecom LLC and Andrew Corporation	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended March 31, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.24*	Stock Option Agreement, under Management Incentive Program (Form of Agreement adopted November 16, 2004)	Filed as Exhibit 10.1 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.25*	Form of Deferred Stock Unit Agreement under Management Incentive Program	Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.26*	Form of Stock Option Agreement under Management Incentive Program	Filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004 and incorporated herein by reference. (SEC File No. 001-14617)

10.27*	Form of Non-Employee Director Deferred Stock Unit Agreement under Andrew Corporation Long-Term Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended June 30, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.30*	Form of Deferred Stock Unit Agreement under Long-Term Incentive Program	Filed as Exhibit 10.1 to Form 10-Q for fiscal quarter ended March 31, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.31*	Amendment to Stock Option Agreement(s)	Filed as Exhibit 99.1 to Form 8-K filed on August 18, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.32*	Form of Performance Cash Agreement under Management Incentive Program	Filed as Exhibit 10.1 to Form 8-K filed on November 22, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.33*	Form of Restricted Stock Unit Agreement under Long-Term Incentive Program	Filed as Exhibit 10.2 to Form 8-K filed on November 22, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.34*	Form of Stock Option Agreement under Long-Term Incentive Program	Filed as Exhibit 10.3 to Form 8-K filed on November 22, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

10.35	Industrial Building Lease Agreement dated November 18, 2005	Filed as Exhibit 99.1 to Form 8-K filed on November 23, 2005 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

10.36	First Amendment to Credit Agreement dated June 16, 2006 among the Registrant, the Designated Subsidiaries of the Registrant, certain financial institutions named therein and Bank of America, National Association, as Administrative Agent for the lenders and as L/C issuer.	Filed as Exhibit 10.1 to Form 8-K filed on June 20, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

10.37+	Manufacturing Supply Agreement dated September 14, 2006 among the Registrant, Andrew Telecommunication Products S.R.L. and Elcoteq Network S.A.	Filed as Exhibit to Form 10-K on filed on December 8, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

10.38*	Asset Purchase Agreement dated October 31, 2006 between the Registrant and EMS Technologies, Inc.	Filed as Exhibit to Form 10-K on filed on December 8, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

10.39	Form of Indemnification Agreement	Files as Exhibit 10.2 to Form 10-Q for fiscal quarter ended March 31, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

10.40	Executive Severance Benefit Plan Agreement with Justin Choi	Filed as Exhibit 99.1 to Form 8-K filed on April 20, 2006 and incorporated herein by reference. (SEC File No. 001-14617)

10.42*	First Amendment to Management Incentive Program	Filed as Exhibit to Form 10-K on filed on December 8, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

10.43*	Second Amendment to Management Incentive Program	Filed as Exhibit to Form 10-K on filed on December 8, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

10.44	Andrew Executive Officer Severance Benefit Plan, effective May 10, 2007	Filed on Form 8-K filed on May 16, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

10.45	Second Amendment to Credit Agreement dated July 13, 2007 among the Registrant, the Designated Subsidiaries of the Registrant, certain financial institutions named therein and Bank of America, National Association, as Administrative Agent for the lenders and as L/C Issuer	Filed as Exhibit 10.1 to Form 8-K filed on July 18, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

10.46	Third Amendment to Credit Agreement effective as of June 30, 2007 among the Registrant, the Designated Subsidiaries of the Registrant, certain financial institutions named therein and Bank of America, National Association, as Administrative Agent for the lenders and as L/C Issuer	Filed as Exhibit 10.1 to Form 8-K filed on July 31, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

Item 15. cont.

10.47	Purchase and Sale Agreement dated as of November 5, 2007	Filed as Exhibit 10.1 to Form 8-K filed on November 8, 2007 and incorporated herein by reference. (SEC File No. 001-14617)

12	Statement regarding ratio of earnings/(loss) to fixed charges	Filed herewith.

21	List of Significant Subsidiaries	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification by Ralph E. Faison pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by Marty R. Kittrell pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith.

32	Section 1350 Certification	Furnished herewith.

*	Indicates compensatory plan or arrangement.
+	Certain confidential information has been omitted from this agreement and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2007.

Andrew Corporation

By	/s/ Ralph E. Faison

Ralph E. Faison
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 21, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

By	/s/ Ralph E. Faison	/s/ Marty R. Kittrell

	Ralph E. Faison	Marty R. Kittrell
	President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ Mark A. Olson	/s/ Gerald A. Poch

	Mark A. Olson	Gerald A. Poch
	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	Chairman

	/s/ William L. Bax	/s/ Thomas A. Donahoe

	William L. Bax	Thomas A. Donahoe
	Director	Director

	/s/ Jere D. Fluno	/s/ William O. Hunt

	Jere D. Fluno	William O. Hunt
	Director	Director

	/s/ Anne F. Pollack	/s/ Glen O. Toney

	Anne F. Pollack	Glen O. Toney
	Director	Director

/s/ Andrea L. Zopp

Andrea L. Zopp
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